Form 10-K
period 1993-12-31
BLACK HILLS CORP
filed 1994-03-14
CIK 12400

      	 	    SECURITIES AND EXCHANGE COMMISSION
	 	 	 Washington, DC	20549
	 	 	      Form 10-K

X     ANNUAL REPORT PURSUANT TO	SECTION	13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended	December 31, 1993 TRANSITION
      REPORT PURSUANT TO SECTION 13 OR 15(d) OF	THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period	from ___________ to ___________

Commission file	Number 1-7978

	 	 	 BLACK HILLS CORPORATION
Incorporated in	South Dakota
IRS Identification Number 46-0111677
	 	    625	Ninth Street, P.O. Box 1400
	 	    Rapid City,	South Dakota 57709

	  Registrant's telephone number, including area	code
	 	 	 (605) 348-1700

Securities registered pursuant to Section 12(b)	of the Act:

	 	 	 	 	NAME OF	EACH EXCHANGE
TITLE OF EACH CLASS	 	 	 ON WHICH REGISTERED
Common stock of	$1.00 par value	 	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all
reports	required to be filed by	Section	13 or 15(d) of the
Securities Exchange Act	of 1934	during the preceding 12	months
(or for	such shorter period that the Registrant	was required to
file such reports), and	(2) has	been subject to	such filing
requirements for the past 90 days.

	 	 	 Yes   X      No

Indicate by check mark if disclosure of	delinquent filers
pursuant to Item 405 of	Regulation S-K is not contained	herein,
and will not be	contained, to the best of registrant's knowledge,
in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K	or any amendment to this
Form 10-K.  [X]

State the aggregate market value of the	voting stock held by non-
affiliates of the Registrant.

At February 28,	1994	 	 	$305,709,166

Indicate the number of shares outstanding of each of the
Registrant's classes of	common stock, as of the	latest
practicable date.

CLASS	 	 	      OUTSTANDING AT FEBRUARY 28, 1994

Common stock, $1.00 par	value	 	14,277,277 shares

DOCUMENTS INCORPORATED BY REFERENCE
	  1.	   Pages 11 through 32 of the Annual Report to
	 	   Stockholders	of the Registrant for the year ended
	 	   December 31,	1993, are incorporated by reference in
	 	   Part	I and Part II and appended hereto.
	  2.	   Definitive Proxy Statement of the Registrant	filed
	 	   pursuant to Regulation 14A for the 1994 Annual Meeting of Stockholders to be held on May 24, 1994, is
	 	   incorporated	by reference in	Part III.

TABLE OF CONTENTS
	 	 	 	 	 	       Page No.
DEFINITIONS

PART I.

ITEM 1.	BUSINESS  . . .	. . . .	. . . .	. . . .	. . . .	. . 1
	GENERAL	. . . .	. . . .	. . . .	. . . .	. . . .	. . 1
	ELECTRIC POWER SALES AND SERVICE TERRITORY. . .	. . 2
	ELECTRIC POWER SUPPLY .	. . . .	. . . .	. . . .	. . 5
	RATE REGULATION	. . . .	. . . .	. . . .	. . . .	. . 9
	COMPETITION IN ELECTRIC	UTILITY	BUSINESS. . . .	. .13
	CONSTRUCTION AND CAPITAL PROGRAMS . . .	. . . .	. .17
	COAL SALES. . .	. . . .	. . . .	. . . .	. . . .	. .18
	OIL AND	GAS OPERATIONS.	. . . .	. . . .	. . . .	. .21
	ENVIRONMENTAL REGULATION. . . .	. . . .	. . . .	. .22
	EMPLOYEES . . .	. . . .	. . . .	. . . .	. . . .	. .28
	CORPORATE DEVELOPMENT .	. . . .	. . . .	. . . .	. .28

ITEM 2.	PROPERTIES. . .	. . . .	. . . .	. . . .	. . . .	. .29
	UTILITY	PROPERTIES. . .	. . . .	. . . .	. . . .	. .29
	MINING PROPERTIES . . .	. . . .	. . . .	. . . .	. .30
	OIL AND	GAS PROPERTIES.	. . . .	. . . .	. . . .	. .31

ITEM 3.	LEGAL PROCEEDINGS . . .	. . . .	. . . .	. . . .	. .32

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE	OF SECURITY
	 HOLDERS EXECUTIVE OFFICERS OF THE COMPANY. . .	. .33

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S	COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS . .	. . . .	. . . .	. . . .	. .33

ITEM 6.	SELECTED FINANCIAL DATA	. . . .	. . . .	. . . .	. .34

ITEM 7.	MANAGEMENT'S DISCUSSION	AND ANALYSIS OF	FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS. .	. . . .	. .34

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . .	. .34

ITEM 9.	CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	 ACCOUNTING AND	FINANCIAL DISCLOSURE. .	. . . .	. .34

PART III.

ITEM 10.DIRECTORS AND EXECUTIVE	OFFICERS OF
	 THE REGISTRANT	. . . .	. . . .	. . . .	. . . .	. .34

ITEM 11.EXECUTIVE COMPENSATION.	. . . .	. . . .	. . . .	. .34

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS	AND
	 MANAGEMENT . .	. . . .	. . . .	. . . .	. . . .	. .34

ITEM 13.CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS.	. .34

PART IV.

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
	 AND REPORTS ON	FORM 8-K. . . .	. . . .	. . . .	. .35

SIGNATURES. . .	. . . .	. . . .	. . . .	. . . .	. . . .	. .41

APPENDICIES
       FINANCIAL STATEMENTS AND	SUPPLEMENTARY DATA
       LIST OF SUBSIDIARIES












      	 	 	 	 	   DEFINITIONS

WHEN THE FOLLOWING TERMS ARE USED IN THE TEXT THEY WILL	HAVE THE
MEANINGS INDICATED.

Term	 	 	 	 	Meaning

Black Hills
 Power	 	 	    Black Hills	Power and Light	Company, the assumed
	 	 	    business name of the Company under which its
	 	 	    electric operations	are conducted

Basin Electric	 	    Basin Electric Power Cooperative, Inc., a rural
	 	 	    electric cooperative engaged in generating and
	 	 	    transmitting electric power	to its member RECs

Company	 	 	    Black Hills	Corporation

DEQ	 	 	    Department of Environmental	Quality	of the State
	 	 	    of Wyoming

EAFB	 	 	    Ellsworth Air Force	Base, a	military air force
	 	 	    base near Rapid City, South	Dakota

FERC	 	 	    Federal Energy Regulatory Commission

Indenture	 	    Indenture of Mortgage and Deed of Trust of the
	 	 	    Company

Neil Simpson
 Unit #1	 	    A 20 megawatt coal-fired electric generating
	 	 	    plant owned	by the Company and located
	 	 	    adjacent to	the Wyodak Plant

Neil Simpson
 Unit #2	 	    An 80 megawatt coal-fired power plant the
	 	 	    Company now	has under construction at the
	 	 	    site of the	Wyodak Plant and the Neil
	 	 	    Simpson Unit #1

Pacific	Power	 	    PacifiCorp,	which operates its electric
	 	 	    utility operations under the assumed names of Pacific Power & Light Company and Utah
	 	 	    Power & Light Company

RECs	 	 	    Rural electric cooperatives, which are owned by
	 	 	    their customers and	which rely primarily on	the
	 	 	    Rural Electrification Administration of the	United
	 	 	    States for their financing needs

SDPUC	 	 	    The	South Dakota Public Utilities Commission

WAPA	 	 	    Western Area Power Administration of the
	 	 	    Department of Energy of the	United States of
	 	 	    America

WPSC	 	 	    The	Wyoming	Public Service Commission

Western
 Production	 	    Western Production Company,	a wholly owned
	 	 	    subsidiary of Wyodak Resources
Wyodak
 Resources	 	    Wyodak Resources Development Corp.,	a wholly owned
	 	 	    subsidiary of the Company

Wyodak Plant	 	    A 330 megawatt coal-fired electric generating
	 	 	    plant which	is owned 20 percent by the Company and
	 	 	    80 percent by Pacific Power	and located near
	 	 	    Gillette, Wyoming

	 	 	      PART I
ITEM 1.	BUSINESS

	 	 	      GENERAL

	  The Company was incorporated under the laws of South Dakota
in 1941	under the name Black Hills Power and Light Company.  In
1986 the Company changed its name to Black Hills Corporation and
now operates its investor-owned	electric public	utility
operations under the assumed name of Black Hills Power and Light Company. In addition the Company has diversified into coal
mining through Wyodak Resources	and into oil and gas production
through	Western	Production.

	  Black	Hills Power is engaged in the generation, purchase,
transmission, distribution and sale of electric	power and energy
to approximately 53,330	customers in 11	counties in western South
Dakota,	northeastern Wyoming and southeastern Montana.	The
territory served by Black Hills	Power includes 20 incorporated
communities and	various	unincorporated and rural areas with a
population estimated at	165,000.  The largest community	served is
Rapid City, South Dakota, with a population, including environs,
estimated at 75,000.  Rapid City is the	major retail, wholesale
and health care	center for a 250-mile radius.  Principal
industries in the territory served are tourism (including small stake casino gambling at Deadwood), cattle and sheep raising,
farming, milling, meat packing,	lumbering, the production of
cement,	the mining of bentonite, stone,	gravel,	silica sand,
gold, silver, coal and other minerals, the manufacture of electronic products, wood products and gold jewelry, and the
production and refining	of oil.	 Black Hills Power serves a
substantial portion of the electric needs of the Black Hills
tourist	region which includes the National Shrine of Democracy,
Mount Rushmore National	Memorial and the Crazy Horse Memorial, a
large granite mountain carving under construction as a memorial
to native Americans and	one of their leaders.  Tourism has been
and is expected	to continue to be enhanced significantly by the
establishment of small stakes casino gambling at Deadwood, South
Dakota,	which is a part	of Black Hills Power's service territory.
Although only a	small portion of EAFB is served	by Black Hills
Power, EAFB forms a significant	economic base for the territory
served.

	  Wyodak Resources, incorporated under the laws	of Delaware in
1956, is engaged in the	mining and sale	of sub-bituminous coal.
The coal mining	operation is located approximately five	miles
east of	Gillette, Wyoming.

	  In 1986, Wyodak Resources acquired all of the	outstanding
capital	stock of Western Production, an	oil and	gas exploration,
producing and operating	company	incorporated under the laws of
Wyoming.  Western Production is	an oil producing and operating
company	with interests located in the Rocky Mountain Region and
Texas.	Western	Production also	has a partial interest in a
natural	gas processing plant.

	  Information as to the	continuing lines of business of	the
Company	for the	calendar years 1991-1993 is as follows:

	 	 	 	 	 1993	   1992	     1991
	 	 	 	 	       (in thousands)
Revenue	from sales to unaffiliated customers:
Electric	 	 	      $97,885	$97,232	  $97,922
Coal mining	 	 	       19,775	 18,485	   16,918
Oil and	gas production	 	       11,396	  9,599	    9,077

Revenue	from intercompany sales:

Electric	 	 	      $	  270	$   216	  $   236
Coal mining	 	 	       10,047	  9,811	    9,220

	  Reference is made to the Consolidated	Statements of Income
and Note 11 of "Notes to Consolidated Financial	Statements"
appended hereto.


	       ELECTRIC	POWER SALES AND	SERVICE	TERRITORY

	  ELECTRIC POWER SALES--RETAIL.	 Even though Black Hills'
service	area again experienced milder than normal summer weather,
Black Hills Power's firm kilowatt hour sales increased in 1993 by
3.5 percent over 1992.	The increase in	energy sales is	largely
due to an increase in the number of customers and their	use of
electricity.  Firm energy sales	are forecast to	increase over the
next ten years at an annual compound growth rate of approximately
2.5 percent.  During the next ten years	the peak system	demand is
forecast to increase at	an annual compound growth rate of 2.6
percent.  These	forecasts are from studies conducted by	Black
Hills Power with the help of outside consultants whereby the
service	territory of Black Hills Power is carefully examined and
analyzed to estimate changes in	the needs for electrical energy
and demand over	a 20-year period.  These forecasts are only
estimates, and the actual changes in electric sales may	be
substantially different. In the past Black Hills Power's forecasts have tracked actual sales within a band of reasonable performance.

	  Electric sales are materially	affected by weather.  Like
1992, Black Hills Power's electric service territory again
experienced a cool summer in 1993, resulting in	degree days that
were 59	percent	lower than normal for the 1993 summer months.
Consequently, energy sales and peak demand were	substantially
less during the	cooling	season than they would have been in a
normal weather year.

	  RETAIL ELECTRIC SERVICE TERRITORY.  Black Hills Power's
service	territory is currently protected by assigned service area
and franchises that generally grant to Black Hills Power the
exclusive right	to sell	all electric power consumed therein,
subject	to providing adequate service.	See--COMPETITION IN
ELECTRIC UTILITY BUSINESS--COMPETITION IN SERVICE AT RETAIL under this Item 1.

	  At the end of	1993, Black Hills served electric energy to
53,330 customers in a population island	that includes the major
population centers of the Black	Hills area in western South
Dakota and northeastern	Wyoming	and a small oil	field in
southeastern Montana.  (See--GENERAL under this	Item 1 for a
general	description of the service territory.)

	  Black	Hills Power's electric service territory is
experiencing modest business and population growth.  In	1993 the
value of commercial building permits in	Rapid City increased by
91 percent, and	residential building permits increased 10.5
percent.  South	Dakota's unemployment rate in 1993 averaged 3.4
percent.  Personal income in South Dakota increased 7.3	percent
in 1993	and visitor spending in	South Dakota increased by 14
percent.

	  The Company believes that this growth	in its electric
service	territory will continue; however, the Company can give no
assurances.  One of the	major employers	in the Rapid City area is
the United States Defense Department's EAFB.  EAFB is a	military
air force base near Rapid City,	South Dakota.  Its current
mission	is to serve as the training, operation and maintenance
base for the Air Force's B-1 bombers.  There are now stationed at
EAFB 30	B-1 bombers, out of the	Defense	Department's total of 96
B-1s, of which 80 are operational.

	  Black	Hills Power does not provide electric service to EAFB.
However, currently EAFB	employs	approximately 5,200 military and
600 civilian personnel.	 In addition to	these direct employees,
additional nongovernmental employees residing in Rapid City and
the surrounding	area depend upon the continual operation of EAFB.
Many of	the persons with these jobs reside in the service
territory of Black Hills Power.	 Many businesses in Black Hills
Power's	service	territory are at least partially dependent upon
the operations at EAFB.	 The exact economic impact from	a closing
of EAFB	on Black Hills Power's electric	sales cannot be
estimated.  While the impact would be felt, there are other
businesses that	would not be affected and are experiencing growth
for other reasons in Black Hills Power's electric service territory.

	  While	the future of EAFB is not certain, management believes
that the mission of EAFB assures that the base will continue.
Emphasis on reducing the budget	deficit	and the	deemphasis of
military spending are expected to result in additional military
base closings.	The independent	commission that	recommends base
closings is expected to	make its recommendations in 1995 for the
next base closings.  If	the United States Congress or the
Administration does not	interfere with those recommendations,
those bases as recommended for closing are expected to be
subsequently closed.  There are	many criteria used by the
independent commission in making its decision, but three of the
most important considerations are the strategic	importance of the
mission	of the base, civilian encroachments interfering	with the
safe operation of the base, and	the amount and timing of the
savings	or payback to the government resulting from such
closings.  EAFB	personnel have been complaining	about certain
civilian business and housing encroachments to the flight line of
the base.  The City of Box Elder and the State of South	Dakota
are expected to	take corrective	action to satisfy those
complaints, but	no assurances can be given that	the encroachments
will be	eliminated.  Box Elder has already placed a moratorium on
new buildings in the encroachment zone.	 Because of the	large
number of employees at EAFB and	the cost of maintaining	EAFB, a
large savings would result to the Department of	Defense	from the
closing.  The Company believes,	however, that the strategic
mission	of the base (the training, maintenance and operation of
the B-1	bombers) and the open, low-populated area in western
South Dakota and eastern Wyoming that is available for practicing
bombing	runs along with	strong community support of the	base
should result in no EAFB closing.  This	may depend, however, upon
the continual support by the Department	of Defense and Congress
of the B-1 bomber program.  Due	to cost	overruns and failures of
some tactical ancillary	equipment along	with debates on	the need
for long-range bombing capability in light of the end of the cold
war have caused	the B-1	bomber program to be somewhat
controversial.	This controversy has led to a decision to run the
B-1 through extensive tests during 1994. EAFB has announced that those tests will be conducted at EAFB.

	  Currently the	Clinton	Administration's budget	provides for
the Air	Force to maintain an active, operational B-1 bomber fleet
of 50.	A fleet	of 50 is believed to require the B-1s to be
operated from two bases.  The current Air Force	plan is	to base
its operational	B-1s only at EAFB and Dyess Air	Force Base,
Texas.

	  The EAFB receives strong support from	the Black Hills
communities and	the State of South Dakota and is the only major
military establishment of the Department of Defense located in
South Dakota.  For all of these	reasons, the Company believes
that the EAFB will survive the next round of base closings, but
the Company can	give no	assurances.

	  Two other major industries in	Black Hills' service territory
suffering some stress are the lumbering	industry and gold mining
industry.  The lumbering industry has already suffered
substantial cutbacks due to government cutbacks	in timber
harvesting.  Some impact has already occurred.	The gold mining
industry, including Homestake Mining Company (representing 11.8
percent	of Black Hills'	total firm KWH sales in	1993 and 8.2
percent	of firm	electric sales revenue)	depends	largely	upon the
price of gold and continuing to	find economically minable ore
reserves.  Homestake has gradually over	the years reduced the
number of employees, and this impact has substantially occurred.
Homestake recently abandoned a deep exploration	program	6,000
feet underground to a location north of	its present mine to
locate another ore body	that would have	economically justified
the construction of another shaft and the extension of the
underground mine for several years.  However, Homestake	did
recently report	the discovery of some additional deep reserves at
its present underground	mining location	below the 7,000-foot
level.	Unless a substantial reduction in the current price of
gold occurs, the Company believes that the gold	mining industry
will be	stable in the Black Hills area for at least the	next ten
years; however,	the life of mines cannot be predicted, and no
assurances can be given.

	  The new industry of low stakes casino	gambling at Deadwood
(located in Black Hills	Power's	service	territory) continues to
experience modest growth despite the South Dakota voters' rejection of raising the $5 betting limit to $100.

	  The Black Hills area continues to attract new	small
businesses and retirees	who are	attracted by a quality place to
live.

	  ELECTRIC SALES--WHOLESALE.  At this time the only firm
wholesale customer of Black Hills Power	is the municipal electric
system at Gillette, Wyoming.  Service is rendered under	a long-
term contract expiring July 1, 2012 wherein Black Hills	Power
undertakes the obligation to serve the City of Gillette	60
percent	of its highest demand and that associated energy as if
the demand served by Black Hills Power was always Gillette's first demand. The agreement also allows Gillette to obtain the
benefits of a 4,000 kilowatt average firm power	purchase
agreement from WAPA.  Gillette's highest demand	to date	is
38.78 megawatts, making	Black Hills' current base load obligation
to serve 23 megawatts.	The most recent	average	yearly capacity
factor of this 23 megawatt demand has been approximately 80
percent.  Revenue from sales to	Gillette represented 8 percent of
revenue	from total sales in 1993.

	  Black	Hills Power is further obligated to serve the next
increment of 10	megawatts of Gillette's	demand above 33	megawatts
if Gillette is unable to obtain	other sources.	Subject	to
certain	emergency conditions, once Black Hills Power serves a
full increment of another 10 megawatts,	that increment is added
to Black Hills Power's firm obligation to serve.  When Gillette
serves 10 megawatts, that increment is added to	Gillette's firm
obligation to serve.  At this time Gillette has	obtained
resources to serve its load above the 60 percent of base load obligation of Black Hills Power. However, Gillette's resources
come from short-term contracts,	so Black Hills Power is	required
to stand by to serve a 10 megawatt increment of	capacity to
Gillette.

	  Other	than this firm sale to the City	of Gillette, Black
Hills Power has	made only minimal energy sales to other
utilities.

	  FUTURE WHOLESALE OPPORTUNITIES.  Black Hills Power has not
had sufficient surplus resources in the	past to	effectively
engage in the wholesale	electric market.  Therefore, to	date
Black Hills Power has not developed any	wholesale markets other
than the Gillette sale.	 If utility retail sales do not	increase
as expected, the addition of Neil Simpson Unit #2 may result in
surplus	power and energy.  In that event, Black	Hills Power would
explore	all possible avenues to	sell that surplus power.  Due to
the inability to serve firm power to the east of Black Hills
Power's	service	territory without high-cost AC-DC-AC converter
stations because of the	incompatibility	of the east and	west
transmission systems, Black Hills Power's opportunities	for
wholesale sales	are restricted to the western system.  Black
Hills Power maintains two firm interconnections	to the western
system,	one with WAPA's	western	transmission system at Stegall,
Nebraska and one with Pacific Power's transmission system at the Wyodak Plant. These two interconnections give Black Hills Power the potential ability to sell power wholesale to any utility
entity in the western part of the United States	if transmission
charges	are paid.  See--COMPETITION IN ELECTRIC	UTILITY	BUSINESS
- --TRANSMISSION ACCESS under this Item 1.

	  Whether physical transmission	limitations exist that would
restrict such sales by Black Hills Power is unknown for	any
particular sale, but Black Hills Power believes	that the western
transmission system is adequate	at this	time to	accommodate the
relatively small sale of wholesale power required for Black Hills Power to sell any surplus resulting from Neil Simpson Unit #2.
The revenue received from such a sale would depend on
transmission costs, the	type of	sale Black Hills Power would make
(i.e., firm long-term or short-term, capacity sale with	minimum
energy or base load sale with maximum energy, unit power from
Neil Simpson Unit #2 only or system power with reserves), and the competitive market at the time such sale is made. The needs of
Black Hills to serve its present retail	and wholesale commitments
and the	regulatory treatment of	Neil Simpson Unit #2 will govern
the type of power and energy sale Black	Hills Power would be able
to make. All of these conditions are unknown at this time, but Black Hills Power will be carefully studying these conditions as the operating date for Neil Simpson Unit #2 approaches.


      	 	 	 ELECTRIC POWER	SUPPLY

	  GENERAL.  In 1993 Black Hills	Power retired three 5 megawatt
low-pressure units at the Kirk Station.	 Obsolescence and high
costs of operation made	these units no longer economical to
operate	and maintain.

	  Black	Hills Power owns generation with a nameplate rating
totalling 283.21 megawatts.  See--UTILITY PROPERTIES under Item
2.

	  Black	Hills Power also purchases electric power from other
entities.  See--PACIFIC	POWER COLSTRIP CONTRACT, TRI-STATE
CONTRACT, RESERVE CAPACITY INTEGRATION AGREEMENT, and SUNFLOWER
AGREEMENT following.

	  RESERVES.  Black Hills Power is not a	member of a power
pool.  To meet its reserve margin, Black Hills Power utilizes the
criteria established by	the Western System Coordinating	Council,
a voluntary technical review and standard setting association
composed of all	electric utilities in the western United States.
This criteria generally	requires resources in reserve that are
capable	of (i) replacing the most severe single	contingency,
(ii) plus 5 percent of the utility's firm load responsibilities
without	firm purchased power and (iii) an allowance for	auxiliary
operations for the lost	generator.  Currently the most severe
single contingency for Black Hills Power is the	loss of	its 20
percent	interest in the	330 megawatt Wyodak Plant.  Neil Simpson
Unit #2	with a normal capability of 80 megawatt	will be	Black
Hills Power's largest generation resource when it comes	into
commercial operation in	late 1995 or early 1996	and, therefore,
the most severe	single contingency.

	  Generating plants' capabilities to generate power will
change depending on ambient air	temperatures.  Generally, a power
plant's	net output capability is higher	in the winter and lower
in the summer.	Therefore, the reserve margin, the loss	of the
largest	unit, is less in summer	(because the unit generates less
power) than in the winter.  One	reserve	margin test is to
determine the reserve margin based on a	summer rating, a time
when generators	are producing less power and the utilities'
requirements are at their peak.

	  The following	chart illustrates a Black Hills	Power
estimated summer rating	reserve	calculation for	1994 as	compared
to 1996	when Neil Simpson Unit #2 is expected to be in commercial
operation.

	 	 	 	 	 	Reserve	Analysis--Estimated
	 	 	 	 	      (1)Net Dependable	Capability--
	 	 	 	 	 	       Summer Rating
	 	 	 	 	   1994	 	 1996
Base Load Resources	 	 	 kilowatts     kilowatts
     Osage Station--3 units	 	  30,450	30,450
     Kirk Plant	 	 	 	  16,100	16,100
     Ben French	Station--Coal unit	  21,600	21,600
     Neil Simpson Unit #1	 	  14,600	14,600
     Wyodak Plant (20%)	 	 	  59,000	59,000
     Neil Simpson Unit #2	 	 	    (4)	72,000
     Pacific Power Colstrip Contract	  75,000	75,000
     Tri-State Contract(2)	 	  20,000
     Total Base	Load Resources	 	 236,750       288,750

Peaking	Resources

	Ben French Station
	  --Combustion Turbines	 	  67,200	67,200
	  --Diesel Units	 	  10,000	10,000
	Pacific	Reserve	Integration
	 Agreement	 	 	  32,800	32,800
	Sunflower Peaking Contract(3)	  40,000
	     Total Peaking Resources	 150,000       110,000
Total Base Load	and Peaking
    Resources	 	 	 	 386,750       398,750
    Less:  Reserves	 	 	  71,000	82,000
    Resources to Serve Load, less
	 reserves	 	 	 315,750       316,750
_________________________

(1)
   See--UTILITY	PROPERTIES under Item 2	for the	nameplate rating
   of Black Hills Power's generating resources.

(2)
   Tri-State contract can be extended for 40 megawatts of firm
   capacity and	energy to December 31, 1997.  Black Hills Power
   can cancel agreement	for 1996.

(3)
   Sunflower contract expires September	30, 1996.

(4)
   This	assumes	Neil Simpson Unit #2 is	in production in 1996.

	  PACIFIC POWER	COLSTRIP CONTRACT.  Additional base load power
was acquired by	Black Hills Power through a 40-year purchased
power agreement	executed in 1983 with Pacific Power.  The
agreement provides that	Black Hills Power purchase from	Pacific
Power 75 megawatts of electric power and associated energy until
December 31, 2023.  The	price for the power and	energy is based
on Pacific Power's annual levelized fixed cost and variable cost
in Units 3 and 4 of the	Colstrip coal-fired generating plant
located	near Colstrip, Montana and a fixed payment for
transmission.  Although	Black Hills Power's payments are based
upon Units 3 and 4, Pacific Power has agreed to	deliver	the power
and energy from	its system, notwithstanding the	operational
capabilities of	Units 3	and 4, at a load factor	varying	from a
minimum	of 41 percent to a maximum of 80 percent as scheduled
monthly	by Black Hills Power.  Under the agreement, Black Hills
Power would not	be obligated to	pay capacity and energy	charges
for power not delivered	because	of a default by	Pacific	Power in
delivering electric power.  The	Company	has incurred capacity
charges	of $18,000 to $19,000 per megawatt month and $13 per
megawatt hour over the last three years	of this	agreement.  The
Company's load factor related to this contract has been
approximately 68 percent over the last three years.  The energy
purchased under	this agreement in 1993 was approximately 23
percent	of Black Hills Power's expected	total requirements.  See
RATE REGULATION	under this Item	1.

	  TRI-STATE CONTRACT.  In 1992 Black Hills Power entered into
a firm capacity	and energy purchase agreement under which
Tri-State Generation and Transmission Association, Inc., a rural
electric cooperative headquartered in Colorado,	has agreed to
supply Black Hills Power 20 megawatts of firm capacity and
associated energy up to	a 75 percent capacity factor
commencing October 1, 1993 and continuing to December 31, 1997
for a capacity charge of $8,400	per megawatt month and $16 per
megawatt hour.	Black Hills Power has the option to be exercised
by September 1,	1995 to	terminate the contract at a date earlier,
but not	before December	31, 1995, if Black Hills Power
anticipates that Neil Simpson Unit #2 will commence commercial
operations at the time of termination.	Black Hills Power further
has the	option to purchase an additional 20 megawatts up to
December 31, 1997 at a capacity	charge of $8,900 per megawatt
month if a one-year notice is given and	$9,400 per megawatt month
if a six-month notice is given.

	  RESERVE CAPACITY INTEGRATION AGREEMENT.  Black Hills Power
entered	into a reserve capacity	integration agreement in 1987
with Pacific Power under the terms of which for	a period of 25
years Pacific Power shall have the right to schedule power that is produced from Black Hills Power's four 25 megawatt combustion
turbines; and in return	Pacific	Power shall make available to
Black Hills Power during the 25	years, at Black	Hills Power's
option,	100 megawatts of reserve capacity from Pacific Power's
system.	 Black Hills Power shall have the right	to schedule power
from this reserve only at such times when Black	Hills Power,
under prudent utility practice,	would have operated the
combustion turbines.  At such times that Black Hills Power
schedules Pacific Power's reserves, it has agreed to pay
(i) Pacific Power's incremental	costs of generation (largely the
cost of	coal) from a Pacific Power coal-fired plant operating as
of the time of the schedule or (ii) the	cost of	fuel (oil or
natural	gas) for the combustion	turbines, whichever is lower in
price.	Notwithstanding	Pacific	Power's	rights to the combustion
turbines, Black	Hills Power reserves a prior right to schedule
power from the combustion turbines if required to serve	its
customers because of transmission outages or low voltage
conditions.  The agreement further requires Pacific Power to pay the operation and maintenance expenses of the combustion
turbines, except for property taxes and	insurance, during the 25
years, and pay Black Hills Power $50,000 per month for the entire
25-year	period.	 This reserve integration agreement was	a part of
the PacifiCorp Settlement as outlined in the "Management's
Discussion and Analysis	of Financial Condition and Results of
Operations" of the Annual Report to Shareholders of the	Company
for the	year ended December 31,	1993, on pages 12 through 18,
incorporated herein by reference.

	  SUNFLOWER AGREEMENT.	In 1993	Black Hills Power entered into
a Peaking Capacity Agreement with Sunflower Electric Power
Cooperative ("Sunflower"), a rural electric cooperative
headquartered in Kansas.  Sunflower agreed to supply Black Hills
Power for a period of three years commencing October 1,	1993,
seasonal firm peaking capacity with a monthly load factor of 15 percent. For winter seasons the contract provides for
15 megawatts in	the 1993-94 winter and 20 megawatts and
30 megawatts in	the next two winter seasons, respectively.  For
the summer season, the contract	provides 40 megawatts for 1994,
50 megawatts for 1995 and 20 megawatts for 1996.  The term of the
sale may be extended from year to year if neither party	cancels
the agreement.	The sale is conditioned	upon WAPA agreeing to
maintain a transmission	path for Sunflower for delivery	to Black
Hills Power at Stegall,	Nebraska.  Black Hills agreed to pay
Sunflower for the capacity purchased $3,200/megawatt month for
1993, $3,780/megawatt month for	1994, $4,410/megawatt month for
1995 and $4,630/megawatt month for 1996.  For the energy
purchased Black	Hills agreed to	pay Sunflower's	peaking	fuel cost
plus a charge for operation and	maintenance costs and overhead,
estimated to be	$34.20/megawatthour.

	  The cost of all power	purchased is either included in	rates
or is substantially being passed through to customers under
automatic fuel and purchased power adjustment provisions in Black
Hills Power's rates.  See RATE REGULATION--SOUTH DAKOTA
REGULATION under this Item 1.  Black Hills Power purchased
additional non-firm, short-term	power during 1993 from other
electric power suppliers.

	  NEIL SIMPSON UNIT #2.	 Neil Simpson Unit #2, an 80 megawatt
coal-fired electric generating plant to	be located adjacent to
Wyodak Resources' coal mine near Gillette, Wyoming, is now under
construction by	Black Hills Power.  The	new plant will increase
Black Hills Power's current utility rate base approximately 58 percent. See--RATE REGULATION--GUARANTEE OF THE CONSTRUCTION
COSTS OF NEIL SIMPSON UNIT #2 under this Item 1.

	  Neil Simpson Unit #2 will be equipped	with a pulverized coal
boiler with low	NOx burners and	overfire air to	control	NOx
emissions, a circulating dry scrubber and electrostatic
precipitator to	control	SO2 and	particulate emissions.
See--ENVIRONMENTAL REGULATIONS--AIR QUALITY--EMISSION LIMITATIONS
AT NEIL	SIMPSON	UNIT #2	under this Item	1.  The	plant is being
designed to be capable of generating at	70 degrees F ambient air
temperature a minimum of 80 megawatts net of the power required to operate the plant.

	  The new plant, in the	opinion	of management, will allow
Black Hills Power to keep its rates competitive, to provide for an orderly retirement of existing generation, to capture low
construction and financing costs and to	stabilize the Company's
earnings.  While benefiting the	Company	and its	shareholders,
Black Hills Power's electric customers will also benefit from
what management	believes to be its lowest cost alternative to
continue providing reliable electric service on	a long-term
basis.

	  Black	Hills Power commenced construction of Neil Simpson
Unit #2	in August of 1993, and commercial operation is scheduled
by December 31,	1995.

	  The estimated	capital	costs of Neil Simpson Unit #2 are
$113,624,000 plus $11,265,000 of allowance for funds used during
construction for a total estimated capital cost	of $124,889,000.

	  All governmental construction	permits	required to construct
Neil Simpson Unit #2 were obtained by Black Hills Power.  The
construction permits are all in	full force and effect, and there
is currently no	litigation or appeals pending affecting	those
permits.

	  Whether the SDPUC and	WPSC allow the new facility in rates
will be	determined at a	later time.  See--RATE REGULATION--1995
RATE CASES under this Item 1.

	  In obtaining all governmental	permits	to construct Neil
Simpson	Unit #2, Black Hills Power committed to	maintain certain
levels of pollutant emissions (see--ENVIRONMENTAL REGULATION--AIR QUALITY--EMISSION LIMITATIONS AT NEIL SIMPSON UNIT #2 under this
Item 1), committed to a	guarantee of the construction costs (see
- --RATE REGULATION--GUARANTEE OF	THE CONSTRUCTION COSTS OF NEIL
SIMPSON	UNIT #2	under this Item	1), committed Wyodak Resources to
a coal contract	(see--COAL SALES--CONTRACT TO SUPPLY COAL TO NEIL
SIMPSON	UNIT #2	under this Item	1) and committed to certain other
regulatory studies (see--RATE REGULATION--OTHER	REGULATORY
CONDITIONS OF APPROVING	OF NEIL	SIMPSON	UNIT #2	under this Item
1).  See--CONSTRUCTION AND CAPITAL PROGRAMS--FINANCING NEIL
SIMPSON	UNIT #2	under this Item	1.

	 	 	      RATE REGULATION

	  GUARANTEE OF THE CONSTRUCTION	COSTS OF NEIL SIMPSON UNIT #2.
The Company has	guaranteed to the WPSC and the SDPUC that the
Company	will never include in rate base	for the	determination of
electric rates in those	jurisdictions those capital costs of Neil
Simpson	Unit #2	which exceed $124,889,000 (the "Guaranteed
Cost"),	including allowance for	funds used during construction.
The Company currently receives from retail sales in South Dakota
and Wyoming approximately 91 percent of	all electric revenues.
The Guaranteed Cost does not include the costs of additions to
Neil Simpson Unit #2 subsequent	to commercial operation	or the
operating costs	of the plant.  Due to the Guaranteed Cost, the
Company	would likely be	forced to write	off against earnings any
construction costs of Neil Simpson Unit	#2 in excess of	the
Guaranteed Cost.

	  Black	& Veatch Architects/Engineers of Kansas	City, Missouri
is furnishing the Neil Simpson Unit #2 design, engineering, and
construction management	services for a fixed fee.  Contracts have
been entered into with a general contractor and	with other
contractors and	vendors	to provide the various components of Neil
Simpson	Unit #2, such as the boiler, the turbine generator, the
air quality control system, the	condenser, the distributive
control	information system, the	structural steel, the
transformers, the coal silo and	the coal conveying system.  All
contracts provide for either fixed contract sums or fixed unit
prices.	 The Company estimates that as of March	1, 1994,
contracts have been entered into with contractors and vendors
providing approximately	90 percent of the completion costs of the
project. The balance of the contracts yet to be entered into are for certain supplies and small components and are expected to be finalized by April 1994.

	  The contract between the Company and the architect/engineer provides that Black & Veatch will furnish the Company an estimate
of the costs of	completing the construction of Neil Simpson Unit
#2 on which the	engineer represents that the Company can rely
with a high level of confidence.  The contract provides	for
damages, both direct and consequential,	not to exceed $35 million
for any	damages	incurred by the	Company	arising	out of the
negligence of the architect/engineer in	performing the contract.

	  Each of the contracts	for the	various	components of the
construction of	Neil Simpson Unit #2 provide for certain
obligations to correct defective work, warranties and liquidated
damages	provisions which the Company believes will provide some
compensation to	the Company for	damages	resulting from any
failure	of the various contractors and vendors to perform.
Performance bonds from reputable surety	companies have also been
required to guarantee performance of all of the	erection
contracts.  However, notwithstanding that the Company believes it
has negotiated contracts with reputable	businesses requiring
damages	for breach of performance and sureties to guarantee
performance of erection	contracts, the Company can give	no
assurances that	Neil Simpson Unit #2 will be constructed on time
and within the Guaranteed Cost,	and if not, that the Company
would be adequately compensated	for all	damages	incurred due to
any breaches of	contracts.  The	contracts contain defenses to
paying damages if the failure to perform was caused by events
beyond the control of the contractors.	Unexpected costs can
result from various causes beyond the control of any party such
as labor unrest, transportation	delays,	weather	conditions,
governmental interference and other causes.  While the Company
believes it has	properly protected itself to the extent
reasonably possible through its	contracts with its
architect/engineer and contractors and vendors,	the Company,
through	its guarantee to the SDPUC and the WPSC, did
assume the risk	of not being able to earn a return on any costs
in excess of the Guaranteed Cost caused	by (i) events beyond the
control	of any contracting party, (ii) uncompensated
consequential damages and direct damages in excess of contractual
liquidated damages and litigation costs	resulting from contract
breaches, (iii)	any inability to enforce contracts or performance
bonds due to any unexpected lack of financial responsibility of
contractors, vendors or	sureties and (iv) costs	in excess of
estimates for the remaining 10 percent of Neil Simpson Unit #2
for which contracts have yet to	be let.

	  As of	the date of finalizing this 10-K, the construction of
Neil Simpson Unit #2 is	proceeding as scheduled. Based upon all
current	contracts and the estimate furnished by	the
architect/engineer, the	Company	expects	to construct Neil Simpson
Unit #2	within the time	as scheduled and at a cost not to exceed
the Guaranteed Cost.  As of the	date of	finalizing this	10-K, the
guaranteed construction	cost of	$124,889,000 includes an
unallocated contingency	of approximately $4,400,000.

	  Black	Hills Power receives no	bonus or incentive ratemaking
benefit	if it is able to bring Neil Simpson Unit #2 into
commercial operation at	total capital costs of less than the
Guaranteed Cost.

	  OTHER	REGULATORY CONDITIONS OF APPROVING NEIL	SIMPSON	UNIT
#2.  As	a condition to the WPSC	granting a certificate of public
convenience and	necessity allowing Black Hills Power to	build
Neil Simpson Unit #2, Black Hills Power	agreed to certain
regulatory procedures consisting of implementing a cost-effective
demand-side management program,	establishing and perpetuating an
Integrated Resource Planning Advisory Group, studying the
feasibility of wind generation and pursuing all	reasonable cost
containment measures in	the construction and operation of Neil
Simpson	Unit #2	and the	overall	electric utility operations of
Black Hills Power.

	  Management is	of the opinion that while these	conditions are
important and Black Hills Power	will comply with all of	the
conditions, such conditions do not constitute anything more than
what Black Hills is required to	do as an electric utility under
today's	regulatory environment.	 Black Hills Power is in the
process	of implementing	a demand-side management program in
attempting to find cost-effective programs that	would reduce the
demand on Black	Hills' system, thereby postponing to that degree
the need for further electric power resources.	Black Hills Power
has implemented	the Integrated Resource	Planning Advisory Group
consisting of members of the staffs of the SDPUC and the WPSC as
well as	representatives	of Black Hills Power and its customers.
This group will	serve as a communication conduit for Black Hills
Power to keep all regulators advised of	its continuing integrated
resource planning process.

	  1995 RATE CASES.  Black Hills	Power expects to file general
rate cases during 1995 to request a rate increase which	would
include	the full costs,	including allowance for	funds during
construction, of Neil Simpson Unit #2.	Based upon assumptions of
load growth, inflation and costs, Black	Hills Power anticipates
gradual	small rate increases during construction of Neil Simpson
Unit #2	totaling 2.5 percent by	the operation of automatic fuel
and power purchased adjustment tariffs that have been approved in
all jurisdictions in Black Hills Power's service area.	Neil
Simpson	Unit #2	is expected to increase	Black Hills Power's
electric utility rate base approximately 58 percent.  Taking into
account	the reduction of purchased power expense when Neil
Simpson	Unit #2	is placed into operation and other
projections, the 1995 general rate filing is projected to result
in a 10	percent	increase in total revenue.  Percentages	of
increases for different	customer classes will vary depending upon
final approved cost of service allocations.

	  In granting Black Hills Power's application to the WPSC for
a certificate of public	convenience and	necessity on June 2, 1993
authorizing Black Hills	Power to construct Neil	Simpson	Unit #2,
the WPSC found that Neil Simpson Unit #2 provides Black	Hills
Power the least	cost approach, consistent with adequate	and
reliable service, to the resource needs	of Black Hills Power and
its customers; and Neil	Simpson	Unit #2	is a sensible resource
addition choice	for Black Hills	Power.

	  On May 26, 1993, the SDPUC issued an order denying a request
by Rosebud Enterprises,	Inc. ("Rosebud") that the SDPUC	determine
Black Hills Power's resource needs and the avoided costs of the
needed resource	and to establish a legally enforceable obligation
requiring Black	Hills Power to purchase	power from Rosebud to be
generated from a waste fuel facility that would	be qualified
under the Public Utility Regulatory Policies Act.  The SDPUC
further	denied Rosebud's request to issue an order finding that
Black Hills Power may be imprudent to proceed to construct Neil
Simpson	Unit #2.  The SDPUC did	find that Black	Hills Power has
in good	faith planned and permitted Neil Simpson Unit #2 in order
to fulfill Black Hills Power's duty to serve its customers.
However, the SDPUC made	no finding of prudency or imprudency
concerning Black Hills Power's decision	to proceed with	the
construction of	Neil Simpson Unit #2.  The Commission did find
that it	had no authority under South Dakota law	to make	its own
determination as to a utility's	need for additional capacity or
the timing of that need.  The Commission found that it has
established a strong precedent of placing the risk of determining
the need for construction of new facilities and	the timing of
that need on each utility serving in South Dakota.  It stated
that South Dakota utilities have a duty	to serve their respective
service	areas under South Dakota law, including	the decision to
add capacity.  The Commission found that it would review the prudency of capacity additions only when a utility attempts to
include	the additional capacity	in rates.

	  Neither the WPSC nor the SDPUC has made any determinations
of rate	treatment resulting from Neil Simpson Unit #2.	These
decisions are expected to be made in response to the 1995 general
rate filings when Black	Hills Power will request the full
inclusion of Neil Simpson Unit #2 into rate base.  While Black
Hills Power believes that both the WPSC's and the SDPUC's orders
were supportive	of Neil	Simpson	Unit #2, the Company can give no
assurances that	the regulatory commissions will	allow the full
cost of	Neil Simpson Unit #2 in	rate base.  Questions concerning
the prudency of	Black Hills Power to construct Neil Simpson Unit
#2 may arise in	the rate proceedings, and Black	Hills Power
assumes	the risk of being able to prove	to the regulatory
commissions that Black Hills Power did need Neil Simpson Unit #2
and was	prudent	to construct the plant.

	  If the impact	of rate	increases is high on a customer	class,
some regulatory	commissions will find reasons to phase in the
rate increases over a period of	time after construction.
Sometimes regulatory commissions will initially	allow only the
debt portion of	the cost of new	plant and disallow all or a part
of the equity portion if the commissions find that management was either imprudent in building a power plant or the utility assumed
the risk that the plant	would be needed	when completed.	 The
result of such rulings would be	to deny	the Company a return on	a
portion	of their investment in new plant until such time as the
entire plant is	included in the	rate base.  The	justification of
regulatory commissions in second-guessing utilities as to the
need for new plant is that the risk of building	new plant is on
the utility and	not the	customer.  While Black Hills Power will
urge that such rulings would be	unfair and the Company should not
be penalized if	an unforeseen event occurs beyond the control of
the Company, the Company can give no assurances	that it	will be
successful in getting the entire construction cost of Neil
Simpson	Unit #2	in rate	base if	to do so will result in	what may
be considered as onerous rate increases	to some	of the customer
classes.

	  If Black Hills Power is not in a surplus power condition at
the time of the	rate case, management believes that they should
be successful in getting the entire plant into rate base.  Black
Hills Power does not believe it	will be	in a surplus condition.
See--ELECTRIC POWER SALES AND SERVICE TERRITORY	and ELECTRIC
POWER SUPPLY--RESERVES under this Item 1. If, on the other hand, Black Hills Power is perceived by the regulators to be in a
surplus	power condition	at the time Neil Simpson Unit #2 comes
into commercial	operation, there is a higher probability of the
disallowance of	a portion of Neil Simpson Unit #2 in rate base
for a period of	time.

	  The Company believes that even if Black Hills	Power is in a
surplus	power condition	at the time Neil Simpson Unit #2 comes
into commercial	operation and a	portion	of Neil	Simpson	Unit #2
is not allowed in rate base, Black Hills Power should be able to
make up	the deficit in revenue by sales	of the surplus power to
other utilities	until such time	that the power is needed for
Black Hills Power's customers or sell a	portion	of Neil	Simpson
Unit #2.  Management believes that there will be a sufficient
need for power in the area that	such sales are probable.
However, management can	give no	assurances that	such market will
exist and that the market prices for the power contract	terms
Black Hills Power could	offer will be satisfactory.
See--ELECTRIC POWER SALES AND SERVICE TERRITORY--FUTURE	WHOLESALE
OPPORTUNITIES and ELECTRIC POWER SUPPLY--RESERVES under	this Item
1.

	  SOUTH	DAKOTA REGULATION.  In South Dakota, representing 84
percent	of revenue from	total 1993 electric sales, Black Hills
Power has not had a formal rate	case before the	SDPUC since 1982.
However, as a result of	an investigation by the	SDPUC concerning
the effect of the reduced corporate income tax rates under the
Tax Reform Act of 1986 and affiliated transactions, the	SDPUC in
1988 allowed Black Hills Power to include in its base rates the full cost of purchased power under the Pacific Power 40-year contract.

	  South	Dakota law and the SDPUC allow Black Hills Power to
incorporate in its rates automatic adjustment clauses which allow
all increases and decreases in the cost	of purchased power and
fuel to	be added to or subtracted from rates without a rate case
or order from the SDPUC.  However, the clauses place a limitation
on that	portion	of the cost of coal purchased by Black Hills
Power from its affiliate Wyodak	Resources which	can be allowed in
rates.	This limitation	provides that Black Hills Power	may not
include	in rates any cost of coal which	allows Wyodak Resources
to earn	a return on equity on sales to Black Hills Power in
excess of a percentage equal to	(i) the	average	interest rate
paid by	electric utilities with	an "A" rating on long-term bonds
plus (ii) 400 basis points (4%).  The return on	equity is
calculated as of each April 1 and applied to determine if any
refund is due for the cost of coal passed on to	rate payers
during the previous calendar year.  If a refund	is due,	the
refund is credited without interest over the 12	months following
the April 1 date of calculation.  Black	Hills Power estimates
that the return	on equity to be	applied	in 1993	to determine the
refund will be 11.6 percent.  The Company has accrued $1,060,000
in 1993	in anticipation	of what	Black Hills Power estimates the
refund to be for 1993 under this adjustment clause.  The SDPUC
rate order specifically	provides that the limitation applies only
to purchases by	Black Hills Power, which tonnage sales
represented 33 percent of Wyodak Resources' total sales	of coal
in 1993.

	  Retail rates in South	Dakota decreased approximately 4
percent	in 1993	over 1992.

	  WYOMING--RETAIL.  In Wyoming,	where revenue from retail
sales represented 7 percent of revenue from total electric sales in 1993, Black Hills has not had a formal rate case before the
WPSC since 1981.  Every	three months, Black Hills Power	files an
application to adjust rates to reflect changes in the cost of purchased power. The WPSC has been consistently approving these applications.

	  Retail electric rates	in Wyoming averaged 0.7	percent	lower
in 1993	than 1992.

	  MONTANA.  Black Hills	Power's	revenue	from sales of electric
power in Montana in 1993 represented only 1 percent of revenues
from total sales.  The last formal rate	application in Montana
was in 1983.  Every three months, Black	Hills Power files an
application to adjust rates to reflect changes in the cost of fuel and purchased power.  The Montana Public Service Commission
has been consistently approving	these applications.

	  WYOMING--WHOLESALE.  The only	wholesale customer of Black
Hills Power is the City	of Gillette, Wyoming.  See--ELECTRIC
POWER SALES AND	SERVICE	TERRITORY--ELECTRIC SALES--WHOLESALE.
The rates paid by Gillette are subject to regulation by	the FERC.
Either party may apply to the FERC for rate modifications.  The
current	rates were determined by negotiations between Gillette
and Black Hills	Power.

	  None of the above-referenced rate orders and rate
adjustments caused Black Hills Power to	earn less than a rate of
return which would have	been allowed by	any of the regulatory
commissions through a general rate case	filing.

	  Black	Hills Power has	not experienced	major problems in the
recent past with regulatory bodies allowing it to increase its
rates on a timely basis	and allowing all operating costs and
electric plant in rate base, but no assurances can be given that
major problems will not	occur in the future.


	       COMPETITION IN ELECTRIC UTILITY BUSINESS

	  COMPETITION IN SERVICE AT RETAIL.  In	addition to Black
Hills Power, RECs and the federal government through WAPA provide
electric service in and	around the service territory of	Black
Hills Power. WAPA retails electric service to certain government facilities. Black Hills Power and the RECs serve in territories which are protected by state laws or regulations which generally
give each entity the exclusive right to	serve retail in	its
respective territory; however, these laws or regulations are
subject	to change and there are	certain	exceptions.  In	South
Dakota,	the SDPUC may allow a new customer with	a load of over
2,000 kilowatts	to choose to be	served by a utility other than
the utility in whose territory the new customer	locates.

	  Each municipality in Black Hills Power's service territory
has the	right upon meeting certain conditions to acquire or
construct a municipally-owned electric system and to serve the
customers within its city.  Black Hills	Power is not aware of any
such movement by any municipality in its service territory, which
does not already have a	municipally-owned electric system, to
create one.

	  In Wyoming, public utilities operate in service territories
assigned by the	WPSC, and a franchise granted by the
municipality's governing body is required to serve within the
said municipality.  Black Hills	Power's	franchise for the City of
Newcastle, Wyoming, representing approximately 2,000 customers and 6 percent of Black Hills Power's electric revenue, expires in 1999. The franchise may be renewed by action of the city's
common council.	 Black Hills Power may apply for and obtain the
right to serve in another utility's electric service territory if
it is found to be in the public	interest to do so, but such
applications are rarely	granted.

	  The respective service territories of	Black Hills Power and
the RECs were assigned originally on the basis of where	each was
serving	at the time of assignment.  Since the RECs were	serving
in rural areas (the purpose for	which they were	formed), a large
portion	of the rural area surrounding the municipalities in which
Black Hills Power serves constitutes REC service territory.
Although Black Hills Power has traditionally served considerable
territory outside of municipalities and, therefore, has	been
assigned a large amount	of such	territory, the RECs have the
largest	portion	of such	area and, if the laws are not changed,
will over a long period	of time	tend to	receive	a larger portion
of the growth of the population	centers.

	  To assist in the planning of new resources and to minimize
the risk of the	loss of	large loads, Black Hills Power does
endeavor to contract with its large industrial users to	serve all
electric power needs for a term	of years.  Currently Homestake
Mining Company is under	a 9-year contract to purchase all of its
electric power requirements, the South Dakota State Cement Plant
is under a similar 6-year contract and the City	of Gillette
(See--ELECTRIC POWER SALES AND SERVICE TERRITORY--ELECTRIC SALES--WHOLESALE) is under an 18-year contract for 60 percent of
its base load.	These three customers together in 1993 accounted
for 29 percent of Black	Hills' total firm KWH sales and	21
percent	of firm	electric sales revenue.

	  The primary competing	fuel in	Black Hills Power's territory
is natural gas which is	available to approximately 80 percent of
its customers.

	  COMPETITION IN ELECTRIC GENERATION.  Under the Public
Utility	Regulatory Policies Act, certain small power generators
burning	waste fuel and renewable fuel and certain cogenerators
that utilize excess steam for a	purpose	other than power
generation are deemed to be qualified facilities and the owner
can force an electric utility such as Black Hills Power	to
purchase power for its avoided costs.  Generally avoided costs
are those costs	that would be avoided if it purchased power from
the qualifying facility.  To date Black	Hills Power's only
interface with qualifying facilities under PURPA was the attempt
by Rosebud Enterprises,	Inc. to	build a	waste fuel facility and
sell power to Black Hills Power	to avoid the building of Neil
Simpson	Unit #2.  See--RATE REGULATION--1995 RATE CASES	under
this Item 1.

	  In addition to competition from RECs and the federal
government from	central	station	sources, Black Hills Power could
face the competition of	industrial and public customers
constructing self-generation facilities	using alternative fuels,
such as	waste material,	natural	gas or oil.  To	date Black Hills
Power has not faced any	material competition from such sources.
Management does	not believe that such sources are cost effective
but can	give no	assurances that	material competition from these
sources	will not occur.

	  Under	the new	federal	Energy Policy Act of 1992, a new class
of wholesale-only electric generators, referred	to as exempt
wholesale generators (EWGs) was	created.  The EWGs are now exempt
from the Public	Utility	Holding	Company	Act of 1935 (PUHCA).
Under PUHCA, the parent	company	of a participant in a power
project	could become a public utility holding company subject to
PUHCA, resulting in unacceptable restrictions and regulations.
To some	extent this impediment to creating EWGs	as a subsidiary
of a nonutility	company	has now	been removed.  An EWG must be
engaged	exclusively in the ownership and/or operation of
"eligible facilities."	An "eligible facility" is an electric
generating facility whose output is sold only at wholesale.  An
EWG is not subject to restrictions relating to type of fuel,
maximum	size, technology or permissible	utility	ownership as a
qualifying facility is under PURPA.  An	EWG is subject to
regulation by the FERC.	 A regulated electric utility may
purchase power from an EWG in which the	utility	has an interest
if each	state commission with regulatory authority over	the
purchasing utility's retail rates approves such	transaction.

	  The Energy Policy Act	of 1992	encourages independent power
producers to effectively compete with qualifying facilities under PURPA and the electric utility itself to construct the future electric generation as it is needed.

	  Black	Hills Power's experience with competing	qualified
facilities and the effect of the new Energy Policy Act of 1992
indicate that Black Hills Power	will be	challenged by other
alternatives each time it proposes to build generation.	 To be
able to	build its own generation, Black	Hills Power will have to
demonstrate under an integrated	resource plan that its proposal
is the least cost and most reliable of all other proposals.  As	a
result of this competition, Black Hills	Power is not necessarily
going to be the	sole generator of its future power requirements
as it was in the past.	The Energy Policy Act of 1992 does not
prevent	the Company from engaging in the business of an
independent power producer in other utilities' service
territories and	could lead to additional opportunities for the
Company	in the future due to the Company's coal	fuel supply with
mine-mouth plants that have been permitted.

	  TRANSMISSION ACCESS.	The Energy Policy Act of 1992 granted
the FERC broad authority to mandate transmission access	to the
EWGs as	well as	others engaged in wholesale power transactions.
Under the new law, any electric	utility	or any other entity
generating wholesale energy may	apply to FERC for an order
requiring a utility to transmit	such energy, including
enlargement of relevant	facilities.  If	the utility refuses to
wheel or furnish transmission service to an independent	power
producer, the FERC may,	but is not required, order wheeling in
response to an application.  FERC is not to order wheeling if to do so would impair the transmitting utility's reliability of
service.  The new law does provide for the transmitting	utility
to obtain its full cost	of transmission	service, to be determined
by the FERC.

	  The new Energy Policy	Act of 1992 specifically prevents the
FERC from ordering wheeling to end users (retail wheeling).

	  Black	Hills Power does now furnish transmission service for
competing RECs and for its only	wholesale customer, the	City of
Gillette, Wyoming.  Therefore, the Energy Policy Act is	not
likely to have any effect in allowing transmission access by other electric utilities serving at retail. However, the Energy Policy Act can require Black Hills Power to furnish transmission
service	for competing EWGs and qualifying facilities, thereby
increasing competition for Black Hills Power.  As long as the
states in which	Black Hills Power operates continue to grant
exclusive service territories and the federal government does not
preempt	this state jurisdiction, the increase in transmission
access through the Energy Policy Act of	1992 through Black Hills
Power's	transmission system is likely not to have an effect upon
Black Hills Power.  However, if	the electric rates of Black Hills
Power become noncompetitive with alternative sources of	power or
such a trend develops throughout the country, further pressure on
both Congress and the state legislators	for more competition
could result in	modifications to the utility's service territory
and retail wheeling could be mandated, all of which could have an
adverse	effect upon Black Hills	Power's	electric business.  On
the other hand,	if Black Hills Power can continue to acquire low-
cost new generation and	can offer power	at competitive rates,
retail wheeling	may become a positive opportunity for the
Company.

	  PRICE	COMPETITION.  Each of Black Hills Power	and the	RECs
serving	around its service territory offers a package of rates
and services designed to recognize the costs and needs of various customer classes. The following rate comparisons are provided to show the difference in cost that typical customers are currently experiencing.













	  REGULAR RESIDENTIAL SERVICE
	 	 	 	 	 	Percentage That
	 	 	 	 	       REC is Higher (+)
	 	 	 	Monthly	Cost	 or Lower (-)
	 	 	 	  (500kWh)	   Than	BHP

SD - Black Hills Power	 	      $41.59	       ---
SD - Black Hills Electric (REC)	      $61.70	       +48
SD - Butte Electric (REC)	      $57.64	       +39
SD - West River	Electric (REC)	      $52.50	       +26

WY - Black Hills Power	 	      $38.19	       ---
WY - Tri-County	Electric (REC)	      $35.34	 	-8

Small Commercial Service
	 	 	 	 	 	Percentage That
	 	 	 	 	       REC is Higher (+)
	 	 	 	Monthly	Cost	 or Lower (-)
	 	 	     (6,000 kWh,30 kW)	   Than	BHP

SD - Black Hills Power	 	      $507.44	       ---
SD - Black Hills Electric (REC)	      $410.90	       -19
SD - Butte Electric (REC)	      $389.70	       -23
SD - West River	Electric (REC)	      $631.80	       +25

WY - Black Hills Power	 	      $451.55	       ---
WY - Tri-County	Electric (REC)	      $300.02	       -51

Large Commercial/Industrial Service
	 	 	 	 	 	  Percentage That
	 	 	 	 	 	 REC is	Higher(+)
	 	 	 	Monthly	Cost	  or Lower(-)
	 	 	   (120,000 kWh, 300 kW)     Than BHP


SD - Black Hills Power	 	  $6,406.20	       ---
SD - Black Hills Electric (REC)	  $7,053.00	       +10
SD - Butte Electric (REC)	  $8,283.00	       +29
SD - West River	Electric (REC)	  $7,827.80	       +22

WY - Black Hills Power	 	  $6,681.63	       ---
WY - Tri-County	Electric (REC)	  $6,523.90	 	-2

	  Of the group,	only Black Hills Power and Tri-County Electric
have their rates established by	commission order.  This	allows
the South Dakota RECs the opportunity to offer incentive rates
and services to	commercial and industrial users	designed to
attract	new customers without regulatory review	while Black Hills
Power may be denied this opportunity by	regulation of its rates.

	  As Black Hills Power constructs new generation, its electric
rates will need	to be increased.  (See RATE REGULATION--1995 RATE
CASES under this Item 1.)  While its REC competitors also have
continual needs	for new	construction, the RECs serving in Black
Hills Power's service territory	do have	available surplus power
from Basin Electric at this time.  Depending on	the timing of
construction costs and other economic factors such as power sale fluctuations and other costs and loss or gain of customers of
Black Hills Power and its competitors, Black Hills Power's rates could become less competitive with other electric suppliers.
However, the RECs could	experience higher costs	of financing due
to government attempts to balance the budget to	offset the
surplus	power advantage.

	  Black	Hills Power's management forecasts that	its
construction program and anticipated load growth will result in
rate increases higher than inflation during the	next three years
but will be lower than inflation when averaged over ten	years.
If this	forecast is accurate, management believes Black	Hills
Power's	rates will remain favorably competitive	with other
electric suppliers in its service territory.  Many factors beyond
the control of the Company could affect	this, such as higher than
expected construction costs, unfavorable regulatory treatment and
unexpected loss	of load.  No assurances	can be given in	this
area.


	       CONSTRUCTION AND	CAPITAL	PROGRAMS

	  The construction and capital costs for 1993 for its
electric, mining and oil and gas production operations were
$25,932,000, $7,425,000	and $6,933,000,	respectively.

	  The Company reviews its construction and capital program
annually.  Current estimates of	construction and capital
expenditures for 1994 through 1996 are as follows:

	 	 	 	 	1994	  1995	    1996
	 	 	 	 	    (IN	THOUSANDS)
Electric

     Neil Simpson Unit #2	     $65,113   $45,035	 $------
     Other Production	 	       2,255	   859	     897
     Transmission	 	       4,128	 1,617	   8,478
     Distribution	 	       6,511	 6,503	   6,876
     General	 	 	       1,448	   814	   2,354
	  Total	 	 	     $79,583   $54,828	 $18,605

Coal mining	 	 	     $ 2,129   $   853	 $ 2,042

Oil and	gas production	 	     $ 5,000   $ 6,000	 $ 6,000

Total	 	 	 	     $86,712   $61,681	 $26,647

	  BLACK	HILLS POWER.  The 1993 construction costs for the
Company	were financed primarily	with internally	generated funds,
common stock sales and short-term borrowings.

	  The above capital budget includes approximately $110,148,000
for the	completion of the design and construction of Neil Simpson
Unit #2.  See--ELECTRIC	POWER SUPPLY--NEIL SIMPSON UNIT	#2 under
this Item 1.

	  FINANCING NEIL SIMPSON UNIT #2.  The Company's plans to
finance	the construction of Neil Simpson Unit #2 and its other
construction program include the sale of additional shares of
common stock, the issuance of long-term	bonds and the increasing
of dividends paid by Wyodak Resources to the Company.

	  In 1993 the Company sold 525,000 shares of additional	common
stock in a public offering at 25 3/8.  Net proceeds to the
Company	from this sale were approximately $12.7	million.  The
Company	also modified its dividend reinvestment	program	so that
the Company can	elect to either	issue new stock	or purchase stock
on the market to satisfy the shareholders' requests to reinvest
dividends.  The	Company's expectations at this time are	to raise
an additional $4 million of equity capital from	the dividend
reinvestment program by	the time Neil Simpson Unit #2 is
operational.

	  To complete the equity portion of the	capital	budget,	the
Company	plans to cause Wyodak Resources	to upstream $45	million
of dividends during 1994 and 1995.

	  To finance the debt portion of the construction program, the
Company	is planning to issue approximately $87 million of long-
term bonds under the Company's first mortgage Indenture.  The
bonds are expected to be issued	commencing in mid-1994 and
continuing through 1995, probably in two or three issues.

	  Based	upon its projections, the financing program is
designed to create a capital ratio at the time Neil Simpson Unit
#2 becomes operational of 50 percent equity and	50 percent debt
for the	consolidated Company and 55 percent debt and 45	percent
equity for Black Hills Power's capital structure for ratemaking purposes.

	  WYODAK RESOURCES. The capital program of Wyodak Resources includes coal handling facilities and replacement of other mining equipment.  Wyodak Resources plans to finance these additions
with internally	generated funds.

	  During 1993 Wyodak Resources constructed new coal handling facilities in conjunction with Pacific Power. See--MINING
PROPERTIES under Item 2.

	  WESTERN PRODUCTION.  Western Production's capital program is
planned	to be devoted primarily	to oil and gas development
drilling in Texas and the Rocky	Mountain Region.  Secondary
emphasis will be on production acquisitions and	exploration
drilling.  The capital program is planned to be	financed with
internally generated funds and approximately $3	million	of short-
term bank borrowings.


	 	 	      COAL SALES

	  CONTRACT TO SUPPLY COAL TO NEIL SIMPSON UNIT #2.  Black
Hills Power and	Wyodak Resources entered into the Restated and
Amended	Coal Supply Agreement for Neil Simpson Unit #2 on
February 12, 1993.  Under this agreement, Wyodak Resources agrees
to supply all of the fuel requirements for Neil	Simpson	Unit #2
for its	useful life and	reserve	20 million tons	of coal	reserves
for that purpose.  Black Hills Power made a commitment to both
the SDPUC and the WPSC that coal would be furnished and	priced as
provided by this agreement for the life	of the plant.

	  Under	this agreement,	Wyodak Resources agrees	that its
earnings from coal sales to Black Hills	Power (including the 20
percent	share on the Wyodak Plant and all sales	to Black Hills
Power's	other plants) will be limited to a return on Wyodak
Resources' original cost, depreciated investment base.	The
return agreed to is 4 percent (400 basis points) above A-rated
utility	bonds to be applied to a new investment	base each year.
In addition, Wyodak Resources committed	to further reduce the
coal price for coal to be used in any of Black Hills' power plants during the period of time that under prudent dispatch that
power plant would not have been	operated if it were not	for the
discounted price of coal.  In South Dakota (84 percent of Black
Hills Power's electric revenues), Black	Hills Power is currently
precluded from passing on to its customers any cost of coal from
Wyodak Resources which would exceed the	same rate of return, but
the dispatch discount is an additional accommodation not applied
at this	time.

	  Since	Wyodak Resources is expected to	incur only minimal
additional capital costs to fulfill the	coal supply agreement for
Neil Simpson Unit #2, Wyodak Resources is not expected to
increase its earnings from such	sale.

	  Since	Wyodak Resources is a subsidiary of the	Company,
regulators limit the amount of Black Hills Power's coal	costs it
can include in electric	rates charged to its customers.	 The
Company	believes that the above	methodology requiring Wyodak
Resources' return on sales to Black Hills Power	to be based on an
original cost depreciated investment base will continue	to be
applied	by the SDPUC and the WPSC which	regulate approximately 89
percent	of the Company's electric sales.  However, regulatory
commissions may	in the future apply a different	methodology such
as limiting Black Hills	Power to include in rates only what the
commission determines to be a fair market purchase price of coal.
Such fair market
purchase price could be	less than what Wyodak Resources	requires
to earn	a rate of return on its	investment base.  Earnings from
the intercompany sales of coal at this time represent
approximately 7	percent	of the Company's consolidated earnings.

	  OTHER	SALES.	The coal mining	industry is highly competitive
and significant	new sales opportunities	are limited.  Wyodak
Resources operates in an area with many	other mining companies
which have substantial unused capacity.	 They, like Wyodak
Resources, have	the permits and	capability for large increases in
production.  Wyodak Resources has no train load-out facilities
and is not able	to compete for large coal sales	which require
unit train (usually 110	cars) loading capabilities, and	the
current	market price for such sales does not support the cost of
constructing the necessary facilities.	Until coal prices
substantially improve, Wyodak Resources' coal sales will be
confined to a size less	than a unit train and to sales for
consumption at or near the mine.  Wyodak Resources will	have some
increased coal sales to	fuel Neil Simpson Unit #2, but increased
profits	from those sales are unlikely.	See--COAL SALES--CONTRACT
TO SUPPLY COAL TO NEIL SIMPSON UNIT #2 under this Item 1.  No
assurances can be given	that there will	be new plants or the
degree of profitability	of any such new	coal sales.
See--CORPORATE DEVELOPMENT in this Item	1.

	  Sales	and production statistics for the last five calendar
years are as follows:


       Revenue From Sale     % Revenue
	    of Coal	   Derived From	   Tons	of Coal	Sold
Year	 (in thousands)	 Black Hills Power  (in	thousands)

1993	    $29,822	       34%	 	 3,027
1992	     28,296	       35	 	 2,958
1991	     26,138	       35	 	 2,742
1990	     26,528	       36	 	 2,908
1989	     21,456	       37	 	 2,349

	  Wyodak Resources furnishes all of the	fuel supply for	the
Wyodak Plant in	which Black Hills Power	owns a 20 percent
interest and Pacific Power an 80 percent interest.  See	Note 6 of
"Notes to Consolidated Financial Statements" appended hereto.
The price for unprocessed coal sold to the Wyodak Plant	is based
on a coal supply agreement entered into	by Black Hills Power,
Pacific	Power and Wyodak Resources in 1974 and terminating in the
year 2013. This agreement was amended and restated in 1987 as discussed below.

	  Wyodak Resources, Black Hills	Power and Pacific Power
entered	into settlement	agreements in 1987 which settled a
dispute	over the quantity of coal Pacific Power	was required to
purchase to operate the	Wyodak Plant and Pacific Power's
obligation to purchase additional coal commencing in 1990 under	a
contract which would have provided coal	for a since canceled
second unit at the Wyodak Plant.  Said agreements are referred to
as the PacifiCorp Settlement which is discussed	in "Management's
Discussion and Analysis	of Financial Condition and Results of
Operations" of the 1993	Annual Report to Shareholders of the
Company	on pages 12 through 18,	incorporated herein by reference.

	  Revenue from coal sales to the Wyodak	Plant totaled
$21,438,000 in 1993 or 72 percent of revenue for all coal sold by
Wyodak Resources.  The quantity	of coal	sold in	1993 for the
Wyodak Plant was 2,118,000 tons, as compared to	2,079,000 tons
sold in	1992.  Barring unusual periods of maintenance, the
quantity of coal for the maximum consumption capability	of the
Wyodak Plant for one year is approximately 2,100,000 tons and the
average	yearly consumption is 1,900,000.  The average consumption
is expected to continue	during the remaining 20	years of the coal
agreement.  However, from time to time,	the plant's physical
operating capabilities will affect the quantity	of coal	burned.

	  Wyodak Resources sells coal to Black Hills Power pursuant to an agreement entered into in 1977 and last amended in 1987 which is approximately the same as the original Wyodak Plant agreement
except for an additional amount	for processing the coal	and a
discount for all coal delivered	in a year in excess of 500,000
tons.  Wyodak Resources	has reserved sufficient	coal, presently
estimated at 9,000,000 tons, for the generating	plants of Black
Hills Power until such plants are retired.

	  Black	Hills Power expects its	power plants, with the
exception of the Wyodak	Plant, to continue to consume
approximately the same quantity	of coal	as in 1993 unless
unexpected mechanical failures occur.  Of the 3,027,000	tons of
coal sold by Wyodak Resources in 1993, 1,009,000 tons were sold
to Black Hills Power, 1,696,000	tons were sold to Pacific Power
and 322,000 tons were sold to others.

	  Wyodak Resources' revenue from sales of coal to Pacific
Power and Black	Hills Power as compared	to its revenue from all
sales to other customers for the last three years was as follows:


	 	 	 	 	 	  Revenue from
	 	 	 	 	 	  All Sales to
	 	 	 	 	 	  Unaffiliated
	   Revenue from	       Revenue from	    Customers
	    Sales to	 	Sales to(1)	    (includes
	  Pacific Power	    Black Hills	Power	  Pacific Power)
Year	 	 	      (in thousands)

1993	    $17,448	       $10,047	 	   $19,775
1990	     16,541	 	 9,811	 	    18,485
1991	     14,632	 	 9,220	 	    16,918


(1)	  Is not adjusted for refunds under South Dakota rate order.
	  See--RATE REGULATION of this Item 1.

	  In addition to the coal sold to the Wyodak Plant and to Black Hills Power, Wyodak Resources sells coal to the South
Dakota State Cement Plant under	an all requirements contract
expiring on December 1,	1997.  Wyodak Resources	sold 240,000 tons
under this contract in 1993.  Smaller amounts of coal are sold to
various	businesses and for residential use.  All long-term
contracts contain adjustment clauses based upon	certain	costs and
government indices.

	  In 1988 Wyodak Resources agreed to the termination of	a
long-term coal supply agreement	with the City of Grand Island,
Nebraska.  Under this agreement, Wyodak	Resources will receive
approximately $155,000 per year	for 14 years during which Grand
Island will have an option to purchase coal.  Wyodak Resources
has reserved sufficient	coal in	the eventuality	that Grand Island
exercises its option.

	  Many factors can significantly affect	sales of coal and
revenue	under the existing contracts.  Examples	include	the
seller's or buyer's inability to perform due to	machinery
breakdown, damage to equipment,	governmental impositions, labor
strikes, coal quality problems,	transportation problems	and other
unexpected events.


	 	 	 OIL AND GAS OPERATIONS

	  SIZE AND COMPETITION.	 Oil and gas operations	have not been
a significant percent of the Company's total operations.  Net income and assets related to oil and gas operations have been 7
percent	or less	of the Company's consolidated amounts over the
last five years.  The oil and gas industry is highly competitive.
Western	Production encounters strong competition from many oil
and gas	producers, including many which	possess	substantial
resources, in acquiring	drilling prospects and producing
properties.

	  MARKETS AND SALES.  The Company's oil	and gas	production is
sold at	or near	the wellhead, generally	at posted prices.  Gas
production is generally	sold in	the spot market	at prevailing
prices.	 Western Production has	been able to market all	of its
oil and	gas production.	 Operating revenue by source for the last
five years is as follows:


	 	    Oil	and Gas	   Gas Plant	  Field
	 	       Sales	    Revenue	Services
	 	 	 	(in thousands)

1993	 	      $7,489	    $  759	 $3,148
1992	 	       5,640	       701	  3,258
1991	 	       4,789	       693	  3,595
1990	 	       4,240	       876	  3,480
1989	 	       3,681	     1,082	  3,581


	  Quantities and sale prices for oil and gas production	are
affected by market factors beyond the control of the Company.
Such factors include the extent	of domestic production,	level of
imports	of foreign oil and gas,	general	economic conditions that
determine levels of industrial production, political events in
foreign	oil-producing regions and variations in	governmental
regulations and	tax laws.  There can be	no assurance that oil and
gas prices will	not decrease in	the future.  Such declines would
decrease net revenues from oil and gas properties and reduce the value of such assets. These declines could result in the write
down of	certain	oil and	gas assets.  Management	estimates that
oil prices must	average	$14 to $15 per barrel for its oil
operations to remain profitable.

	  PRODUCTION.  Western Production produced approximately
456,000	equivalent barrels of oil in 1993.  Approximately 48
percent	of this	production came	from the Finn-Shurley Field which
is comprised primarily of stripper wells (wells	producing less
than 10	barrels	per day).

	  DRILLING ACTIVITY.  Western Production participated in the
drilling of 24 wells in	1993.  Western Production's average
working	interest in such wells was 53.1	percent, or 12.74 net
wells.	Approximately 83 percent of the	wells were classified as
development wells and 17 percent were classified as exploratory
wells.	A development well is a	well drilled within the	presently
proved productive area of an oil and gas reservoir, as indicated
by reasonable interpretation of	available data,	with the
objective of completing	in that	reservoir.  An exploratory well
is a well drilled in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir.

	 	 	 ENVIRONMENTAL REGULATION

	  The Company is subject to present and	developing laws	and
regulations with regard	to air and water quality, land use, land
reclamation and	other environmental matters by various federal
and state authorities.

AIR QUALITY

	  EMISSION LIMITATIONS AT NEIL SIMPSON UNIT #2.	 One of	the
governmental permits required to build Neil Simpson Unit #2 was	a
prevention of significant deterioration	permit to be granted by
the DEQ, Division of Air Quality.  On April 14,	1993, Black Hills
Power received the permit ("PSD	Permit") allowing Black	Hills to
proceed	with the construction of Neil Simpson Unit #2.

	  The PSD Permit sets certain emission rate limitations	for
pollutants which cannot	be exceeded during the operation of Neil
Simpson	Unit #2.  Wyoming law requires that after a 120-day
start-up period, Black Hills will require an operating permit.
During the start-up period, performance	tests are conducted to
determine if the plant can be operated within the emission limitations of the PSD Permit.

	  The PSD Permit sets emission rate limitations	on
particulate, sulfur dioxide (SO2), nitrogen oxides (NOx), carbon monoxide and particulate emissions and opacity limitations. The
PSD Permit requires constant monitoring	to determine continual
compliance with	the SO2, NOx and opacity limitations.

	  The SO2 emissions are	not to exceed 0.20 lbs./MMBtu on a
two-hour rolling average and 0.17 lbs./MMBtu on	a 30-day rolling
average.  To control SO2 and particulate emissions, Neil Simpson
Unit #2	will include a circulating dry scrubber	and electrostatic
precipitator wherein the flue gases from the pulverized	coal
boiler will be treated in the scrubber with a lime reagent and
the matter will	be removed by the precipitator.	 The manufacturer
of the scrubber	and precipitator has guaranteed	particulate and
SO2 limitation emission	rates sufficient to meet the PSD Permit
limitations. The guarantee requires a six-month 100 percent availability and compliance period. The manufacturer further
guaranteed under certain conditions for	a period of five years
corrosion minimums and operation and maintenance costs.

	  The PSD Permit sets the initial NOx emission rate limitation
at 0.23	lbs./MMBtu; however, the permit	provides that during the
first two years	of operation if	Black Hills Power demonstrates
that the 0.23 lbs./MMBtu limitation can	be lowered to the
manufacturer's guarantee of 0.17 lbs./MMBtu, the Wyoming
Department of Environmental Quality reserves the right to lower
the NOx	emissions limitation permanently.

	  The method of	control	of NOx for Neil	Simpson	Unit #2	are
low NOx	burners	with overfire-air controls.  The PSD Permit does
not require any	further	devices	to remove NOx such as selective
catalytic reduction or selective noncatalytic reduction	systems.
The manufacturer of the	boiler for Neil	Simpson	Unit #2	has
guaranteed that	the boiler will	meet the NOx limitations.  The
guarantee is based upon	tests to be conducted under ideal
operating conditions during the	12 months after	commercial
operation.  The	boiler is being	designed so that a selective
catalytic reduction system could be installed if later required
to meet	the NOx	limitations.

	  The Company believes that Neil Simpson Unit #2 is being designed to meet all emission limitations. However, both the SO2
and NOx	emission limitations are some of the lowest emission
rates in the United States, and	flaws in design	or unexpected
coal quality or	other events could cause additional unexpected
capital	costs in being able to operate with these limitations.

	  EMISSIONS FROM OTHER PLANTS.	All of Black Hills Power's
generating plants are believed by management to	be operating in
full compliance	with air quality laws and regulations.
Applications for continued operation of	the Kirk power plant has
been submitted for the approval	of the South Dakota Department of
Environment and	Natural	Resources ("DENR").

	  ASBESTOS.  Black Hills Power completed the majority of the
asbestos removal work at the Osage power plant in 1993.	 This
included that removal work being performed in conjunction with the reinforcement of the walls of the three boiler units.  The
remaining asbestos at the Osage, Neil Simpson, Kirk and	Ben
French facilities is believed to be adequately encapsulated.  Its
removal	will occur as other projects necessitate or as
deterioration occurs. No cost determination has been made for the additional work required.

	  THE CLEAN AIR	ACT AMENDMENTS.	 Legislation enacted by	the
Congress of the	United States in late 1990 to amend the	Clean Air
Act will have an impact	on Black Hills Power's power plants.

	  All of the power plants other	than the Wyodak	Plant are made
up of units with generating capacity of	25 megawatts or	less and
are believed to	be exempt from most of the limitations and
requirements of	the Act.  All facilities, however, are subject to
the payment of fees calculated on the basis of tons per	year of
emissions of sulfur dioxide, nitrous oxide and particulate.  The
annual fees for	those facilities located in South Dakota totaled
approximately $25,000 for 1993.	 Fee assessments have not yet
been made for Wyoming facilities, however, it is estimated that they will not exceed $90,000.

	  According to analyses	of emissions from the plant stacks,
all four of the	power plants operated by Black Hills Power are
believed to be operating in compliance with current federal and
state law.  Black Hills	Power does not maintain	continuous
monitoring on all of these four	plants,	and unexpected changes in
coal quality or	problems with plant operations can cause
violations which could result in penalties being imposed in the
future.	 Black Hills Power endeavors to	operate	the plants to
prevent	such excursions, but the potential remains for human
error and equipment failure.

	  The Wyodak Plant is equipped with sulfur removal equipment
and the	plant is already in compliance with the	new sulfur
emissions requirements of the Clean Air	Act.  New equipment is
not necessary to bring the facility in compliance with the NOx
requirements of	the Act, but continuous	monitoring equipment for
NOx has	been purchased and installed at	a cost to

Black Hills Power of $147,000.	The amendments do require a
three-year study on designated hazardous pollutants which may
result in future regulations, but the impact of	that study on the
Wyodak Plant is	not yet	known.

	  AIR ALLOWANCES.  The Clean Air Act Amendments	put into place
a program designed to allow each affected facility to emit into
the atmosphere on an annual basis only that quantity of	sulfur
dioxide	for which it has authorization by virtue of its	control
of air allowances.  An air allowance is	a right	to emit	one ton
of sulfur dioxide.  These allowances are transferable between facilities and can be sold to other owners of power production
facilities.  As	a result of the	pollution control equipment
already	in place at the	Wyodak Plant, the Company will be granted
beginning in the year 2000 approximately 1,800 allowances per
year in	excess to the needs of its 20 percent interest in the
Wyodak Plant.

	  None of the Company's	existing wholly	owned power plants
will require air allowances.  Neil Simpson Unit	#2 will	require
approximately 850 air allowances each year beginning in	2000.
Allowances required for	Neil Simpson Unit #2 will come from the
allowances allocated as	the Company's share of the Wyodak Plant.

	  By voluntarily complying with	the requirements of Phase I of
the Clean Air Act Amendments, and obtaining approval from the
Environmental Protection Agency, the Company is	expected to be
able to	receive	an advance of its air allowances at the	Wyodak
Plant for the years 1995 and 1996, that	can in turn be sold.
This requires a	host unit Phase	I facility to substitute the
Wyodak Plant air allowances for	its requirements.  The Company
has located a host unit	Phase I	facility and entered into an
agreement for the sale of a portion of the Company's allowances
as a substitution unit,	with the allowances to be taken	by the
host unit sometime after 1995.	This transaction is subject to
EPA approval, which is expected	to require the Company to then
pay these allowances back to EPA ten to	twenty years after the
sale.

	  Additional sales of allowances prior to the year 2000	by
facilities voluntarily complying with Phase I appear to	be in
serious	doubt in view of recent	Environmental Protection Agency
proposed action.

	  Whether funds	received from the sale of air allowances can
be retained by the electric utility or flowed through to the
benefit	of the customers has yet to be determined in the
Company's regulatory jurisdictions.

	  NEW MAJOR EMITTING FACILITIES.  The Federal Clean Air	Act
Amendments of August 7,	1977, require states, among other things,
to classify their land into control areas to prevent significant deterioration of air quality wherein certain limitations in
ambient	air quality will be established	so as to allow new major
emitting facilities (as	defined) to be constructed in those areas
only if	the particulate	emissions therefrom together with
existing emissions would not cause the ambient air in that area
to exceed those	limitations.  Wyodak Resources is presently
authorized to mine up to 10,000,000 tons per year under	its
permit and existing clean air laws and regulations and the Neil
Simpson	#2 power plant has been	permitted at that site.

WATER QUALITY

	  All of the power plants operated by Black Hills Power
require	permits	under the National Pollutant Discharge
Elimination System.  Renewal applications for the permits for the
Ben French and the Kirk	power plants have been submitted to the
DENR, and the permits for the other facilities are current, including authorizations for storm water discharge.

	  The Osage plant has recently experienced an inability	to
meet the permit	levels for pH at one of	its discharge points.
The nature of the ash generated	at the facility	is believed to be
the source of the high pH values.  The utilization of the new
discharge pond at the site has resulted	in a shorter period of
time to	allow the pH to	neutralize.

	  Black	Hills Power has	been working closely with the DEQ and
has hired a consultant in an effort to resolve the problem.  In-
plant treatment	efforts	have not proven	successful.  CO2
injection equipment currently being installed at the discharge point is expected, however, to return the effluent to an
acceptable pH level.  In the event this	effort fails, it will be
necessary to seek a modification of the	permit and utilize a
sulfuric acid treatment.  The cost of the project including the
CO2 equipment is not expected to exceed	$20,000.

	  No penalties,	claims or actions have been taken against the
Company	because	of the discharge levels, and none are expected.
The other plants are in	compliance with	their stated permit
discharge levels.

	  Pollution prevention plans are in place for the plant
facilities, and	the current Spill Prevention Control and
Countermeasures	plans are in the process of being updated, and
will include hazardous materials contingency plans.

LAND QUALITY

	  SOLID	WASTE DISPOSAL.	 Black Hills Power disposes of power
plant wastes from its Ben French, Kirk and Osage power plants at
several	locations at or	near each of said plants.  Such	disposal
is done	under authority	of permits either issued or under
temporary authority pending action on applications.  An
application has	been submitted seeking the expansion of	the
current	ash disposal site for the Ben French power plant and is
under consideration by the DENR.  At Osage, a permit was granted
for the	new ash	dam facility, and use began in October 1993.
Applications are pending for reclamation of a historic disposal
site at	Osage, for renewal and expansion of its	landfill permit,
and for	closure	of the old ash dam.  Management	is not aware of
any unusual problems which may arise from locating new sites or
from maintaining the existing disposal sites in	full compliance
with the law.

	  RECLAMATION.	Under federal and state	laws and regulations,
Wyodak Resources is required to	submit to and receive approval
from the DEQ for a complete mining and reclamation plan	(Plan)
which provides for the orderly mining, reclaiming and restoring
of all land in conformity with all laws	and regulations	relating
thereto. The current approved State Program Permit (Permit) authorizes Wyodak Resources to mine coal for a period of five
years up to 1995 in compliance with the	Plan and all conditions
of the Permit.	The Permit is subject to annual	reporting and
must be	renewed	after extensive	review every five years, at which
time the DEQ may impose	further	conditions.  In	1992 Wyodak
Resources received a modification of its Permit	to include an
additional 37,300,000 tons of reserves acquired	through	coal
lease modifications.

	  The Permit imposes a variety of conditions which the DEQ
believes are required to comply	with applicable	laws and
regulations and	to establish reclamation with a	minimal	impact on
land, water and	air.  These conditions are continuing and require
monitoring of water and	land that could	reveal factors unknown at
this time.  The	exact costs of complying with these conditions
cannot be accurately ascertained until years later when reclamation is completed.

	  Conditions which could result	in material unexpected
increases in costs of reclamation relate to three depressions, the existing south pit depression and an additional north pit
depression and north extension depression which	will result from
future mining.	Because	of the thick coal seam and relatively
shallow	overburden, the	present	Plan for restoration leaves areas
of the mine that will have limited reclamation potential because
of their location in depressions with interior drainage	only.
While the DEQ has allowed these	depressions in the present Plan
as modified, the DEQ has reserved the right to review and
evaluate future	mining plans proposed by Wyodak	Resources.  Such
plans are reviewed for the feasibility and desirability	of
causing	Wyodak Resources to place additional overburden	generated
elsewhere for the purpose of reducing the depressions if the DEQ finds that the placement is necessary to prevent degradation of
more acres than	expected.  Each	time Wyodak Resources files an
application to mine additional coal reserves, the DEQ extensively
reviews	the reclamation	of the depressions.  The DEQ has allowed
the depressions	at the minimum acres specified,	and subject to
the maintenance	of water quality at the	sites.	Exceedence of the
acreage	limitations or degradation of water quality could result
in additional requirements being placed	upon Wyodak Resources,
including the placement	of additional quantities of overburden in
the depressions	and restoring water quality.  The extent and
costs of reclaiming the	depressions and	other reclamation
requirements that may be imposed upon Wyodak Resources cannot be accurately ascertained at this time.

	  The cost of reclaiming the land is accrued as	the coal is
mined.	While the reclamation process takes place on a continual
basis, much of the reclamation occurs over an extended period
after the area is mined.  Approximately	$650,000 is charged to
operations as reclamation expense annually.  As	of December 31,
1993, accrued reclamation costs	were approximately $7,290,000.

	  Wyodak Resources supports reclamation	procedures which are
economically feasible and consistent with sound	environmental
practices, but it can give no assurances that it will be successful in doing so.

GENERAL

	  PCB's.  The Company's	electrical system contains an
undetermined number of polychlorinated biphenyl	(PCB or	PCB's)
contaminated transformers.  PCB's are believed to have cancer
causing	and toxic effects on humans and	are heavily regulated in
their use and disposal as a toxic substance at levels in excess
of 50 parts per	million.  Black	Hills Power is beginning its
third year of a	five-year testing program that is intended to
remove PCB contaminated	transformers.  If PCBs are present in
levels above 50	parts per million, the equipment is removed from
the system and disposed	of in accordance with the current federal
Toxic Substances Control Act.  A concern is always present that
an incident involving a	PCB contaminated transformer could result
in substantial cleanup costs for the Company. Those incidents which might involve a fire or the release of PCB-contaminated oil
into a waterway	are of the greatest concern and	result in
substantial damage claims.

	  PCB-contaminated equipment and oils at levels	below 50 parts
per million are	disposed of through a licensed facility	located
in Colman, South Dakota.  Those	items with contamination at
higher levels are transported and disposed of through an EPA
permitted incineration facility	located	in Deer	Park, Texas.
Black Hills Power has exclusively used these facilities	for a
number of years, and its management believes the disposal
contractors are	operating their	respective facilities in full
compliance with	governmental regulation.

	  OIL RELEASES.	 Two unauthorized oil releases occurred	in
1993 as	a result of equipment owned by Black Hills Power.  Both
involved minor quantities of petroleum products	and only minimal
remedial measures were required	by the DENR.  No penalties,
claims or actions have been taken against the Company because of the releases, and none are expected.

	  UNDERGROUND STORAGE TANKS.  Black Hills Power	does not have
any underground	storage	tanks in operation at this time.  The
residual contamination from underground	storage	tanks that were
removed	from the Wyodak	Resources mine site was	believed to have
caused some contamination of ground waters.  The DEQ, however,
has not	required any further remediation action	at the site.

	  BEN FRENCH OIL SPILL.	 Assessment and	remediation efforts
have continued during 1993 on Black Hills Power	property located
near the Ben French power plant.  The extensive	contamination of
the site with fuel oil is historic, but	was discovered in 1990
and 1991 when the Company took steps to	cleanup	a release caused
by an overflow that had	resulted from an equipment failure.  The
Company	hired experts to aid in	the assessment and remediation
and has	worked closely with the	DENR.

	  Soil borings and the operation of monitoring wells on	the
perimeters of Black Hills Power's property show	no indication of
contamination beyond Black Hills Power's property at this time.
The confinement	of the contamination is	attributed to the contour
of the land at the site. The fuel oil is, however, migrating toward a natural drainage area which could allow it to enter area
waterways.  In such event, the clean-up	costs could be greatly
increased.  In order to	prevent	such an	occurrence, one	duct-bank
remediation system is currently	in place and a second such system
is expected to be installed in 1994.  These systems are	designed
to channel the oil to a	recovery location.

	  Additional monitoring	wells were installed in	the area
during 1993, and fuel oil as a free product continues to be
removed	from the site on a weekly basis.  Although the quantity
of free	product	being removed is greatly diminished from that
earlier	recovered, no time frame for the completion of the
remediation work has been established.

	  Costs	for the	cleanup	in excess of $20,000 are expected to
be reimbursed from the South Dakota Petroleum Release
Compensation Fund up to	a $1,000,000 limit.  To	date, no
penalties, claims or actions have been taken or	threatened
against	the Company because of this release.  No assurances can
be given, however, that	no actions will	be taken or what the
eventual cost of this cleanup will be.

	  MUSH CREEK CLEANUP.  In 1993 Western Production undertook
the clean-up of	an unpermitted oil disposal site located near its
facilities outside Newcastle, Wyoming.	The initial disposal at
the site is believed to	have occurred sometime in 1983 or 1984
before Western Production ownership.  The crude	oil and	some
contaminated soils have	been removed from the site and properly
disposed of under the authorizations of	the DEQ.  The Company
intends	to apply for the renewal of the	existing solid waste
permit for the remediation of the site.	 The extent of the
remaining clean-up effort required is not known	at this	time.
Western	Production plans further testing of soils and groundwater
in the area of the site	to determine the potential costs.

	  The clean-up effort was begun	in cooperation with other
businesses who had used	the disposal site, but in view of the
higher-than-expected costs, disputes have now surfaced over
responsibility for the cleanup.	 The cost of the project to date
exceeds	$140,000, but future costs remain undetermined pending
further	site assessment.  To date, only	$7,500 of these	costs
have been paid by others.

ELECTROMAGNETIC	FIELDS

	  The SDPUC has	opened a docket	to study electromagnetic
fields ("EMF") issues.	A number of studies have examined the
possibility of adverse health effects from EMF.	 Certain states
have enacted regulations to limit the strength of magnetic fields
at the edge of transmission line rights-of-way.	 None of the
jurisdictions in which Black Hills Power operates has adopted
formal rules or	programs with respect to EMF or	EMF
considerations in the siting of	electric facilities.  Black Hills
Power expects that public concerns will	make it	more difficult to
site and construct new power lines and substations in the future.
It is uncertain	whether	Black Hills Power's operations may be
adversely affected in other ways as a result of	EMF concerns.
Black Hills Power is designing all new transmission lines under
EMF standards adopted by other states so as to minimize	the EMF
effect.

SUMMARY

	  The Company makes ongoing efforts to comply with new as well
as existing environmental laws and regulations to which	it is
subject.  It is	unable to estimate the ultimate	effect of
existing and future environmental requirements upon its operations.


	 	 	 EMPLOYEES

	  At December 31, 1993,	the number of employees	of the Company
(including Black Hills Power), Wyodak Resources	and Western
Production were	359, 58	and 42,	respectively, for a total of 459
employees.


	 	 	 CORPORATE DEVELOPMENT

	  The Company's	strategic plan for corporate development
includes the plan to search for	opportunities for growth in its
present	business segments.  The	Company's primary focus	will be
in the development of additional mine-mouth power plants and Wyodak Resources' coal mine.

	  To encourage the further development of Wyodak Resources'
coal and to continue to	assure the availability	of electric
generation in the future, the Company's	plan is	to cause Black
Hills Power to participate in the construction of new generating facilities as they are needed by Black Hills Power either
individually, with other traditional electric utilities	or non-
utility	entities at Wyodak Resources' mine.  See--ELECTRIC POWER
SALES AND SERVICE TERRITORY--FUTURE WHOLESALE OPPORTUNITIES and
COMPETITION IN ELECTRIC	UTILITY	BUSINESS under this Item 1.

	  Management believes that surplus power in the	western	United
States is decreasing and estimates that	new plants will	be
required in the	middle to late 1990's.	Due to a four- to six-
year lead time to construct plants, management believes	the
planning process should	be in process.

	  Management is	continuing to explore the possibility of the
Company	engaging in the	business, either by itself or in concert
with others, of	an exempt wholesale generator.	This generation
would be designed to sell power	to traditional electric	utilities
other than Black Hills Power.  (See the	discussion of the new
Energy Policy Act of 1992 under	COMPETITION IN ELECTRIC	UTILITY
BUSINESS--COMPETITION IN ELECTRIC GENERATION under this	Item 1.)
The negative aspects of	being able to engage in	that business are
the small size and lack	of resources of	the Company.  The
independent power producing business is	concentrating in
companies of a much larger size	than the Company.  However, the
Company	does have expertise in the power generation business and
the potential for low-cost generation at Wyodak	Resources' coal
mine, the site of the Wyodak Plant, Neil Simpson Unit #1 and Neil
Simpson	Unit #2.  If the Company is precluded from generating its
own electric power needs, it may find a	niche in the independent
power business.

	  Western Production continues to locate opportunities to
acquire	existing oil and gas production, to develop additional
oil reserves by	drilling and to	investigate investing in oil and
gas working interests with other entities. Opportunities depend on the sensitivity of oil and gas prices that are all beyond the
control	of Western Production.

ITEM 2.	PROPERTIES

	 	 	 UTILITY PROPERTIES

	  The following	table provides information on the generating
plants of Black	Hills Power.  During 1993, 99 percent of the fuel
used in	electric generation, measured in Btus (British thermal
units),	was coal.










	 	 	 GENERATING UNITS	 	    PLANT TOTALS
	 	 	 	 	 	 	   NET GENERATION
	 	 	 	 	 	 	   TWELVE MONTHS
	 	 	       NAME PLATE	 	       ENDED
	 	   YEAR	OF	 RATING	     PRINCIPAL	 DECEMBER 31, 1993
	 	INSTALLATION  (KILOWATTS)(A)   FUEL	 (THOUSANDS OF KWH)
Osage Plant	    1948	 11,500	       Coal
(Osage,	WY)	    1950	 11,500	       Coal
	 	    1952	 11,500	       Coal	     237,936

Kirk Plant	    1956	 18,750	       Coal	     105,149
(Lead, SD)

Ben French
 Station	    1960	 25,000	       Coal
(Rapid City,	    1965	 10,000	 	Oil
South Dakota)	    1977(b)	 50,400	 	Oil
	 	    1978(b)	 25,200	    Oil	or gas
	 	    1979(b)	 25,200	    Oil	or gas	     161,168

Neil Simpson
 Unit #1	    1969	 21,760	       Coal	     153,795
(Wyodak, WY)

Wyodak Plant	    1978(c)	 72,400	       Coal	     569,036
(Wyodak, WY)
     Total	 	 	283,210	 	 	   1,227,084

(a)	  Nameplate rating is the capacity assigned to the generating
	  unit by the manufacturer.  Actual generating capability
	  depends upon duration	of usage, conditions of	operation and
	  other	factors.  See--ELECTRIC	POWER SUPPLY--Reserves for an
	  Analysis of the Net Dependable Capability--Summer Rating for
	  these	resources.

(b)	  These	combustion turbines are	those referenced by the
	  reserve capacity integration agreement with Pacific Power. See ELECTRIC POWER SUPPLY under Item 1 and the PacifiCorp Settlement.

(c)	  Black	Hills Power's 20 percent interest.  See	Note 6 of
	  "Notes to Consolidated Financial Statements" appended	hereto
	  and the following discussion concerning the acquisition of the Wyodak Plant at CONSTRUCTION AND CAPITAL PROGRAM under
	  Item 1.

	  Black	Hills Power owns transmission lines and	distribution
systems	in and adjoining the communities served	consisting of 445
miles of 230 kV, 4 miles of 115	kV, 532	miles of 69 kV,	8 miles
of 47 kV and numerous distribution lines of less voltage. Black Hills Power owns a service center in Rapid City, several district office buildings at various locations within its service area,
and an eight-story home	office building	at Rapid City, South
Dakota housing its home	office on four floors, with the	balance
of the building	rented to three	tenants.


	 	 	 MINING	PROPERTIES

	  Wyodak Resources is engaged in mining	and processing sub-
bituminous coal	near Gillette in Campbell County, Wyoming.  The
coal averages 8,000 Btus per pound.  Mining rights to the coal
are based upon coal owned and five federal leases.  The	estimated
tons of	recoverable coal from each source as of	December 31, 1993
are set	forth in the following table:



	 	 	 	 	 ESTIMATED TONS	OF
	 	 	 	 	  RECOVERABLE COAL
	 	 	 	 	   (IN THOUSANDS)

Fee coal	 	 	 	       1,381
Federal	lease dated May	1, 1959	 	      19,763
Federal	lease dated April 1, 1961	       7,703

Federal	lease dated October 1, 1965	     117,534
Federal	lease dated September 28, 1983	      20,355
Federal	lease dated March 1, 1983	      22,604

	 	 	 	 	     189,340

	  Coal reserves	are estimated at 189,340,000 tons of which
approximately 32,250,000 tons are committed to be sold to the Wyodak Plant, approximately 10,000,000 tons to Black Hills
Power's	other plants, and 20,000,000 tons for Neil Simpson Unit
#2.  Purchase options are granted on 52,000,000	tons of	which
options	for 50,000,000 tons can	be exercised only if Wyodak
Resources has not committed the	coal reserves to other buyers
prior to such exercise.	 Because the coal purchase price that
will be	paid if	the options are	exercised would	be substantially
higher than prices being paid under new	coal contracts,	it is
unlikely that the options will be exercised.

	  In 1989 an oil and gas developer established two oil-
producing wells	on the north portion of	the lease dated
October	1, 1965.  The oil was leased to	the developer by the
owner of the oil rights, the State of Wyoming, and the coal is
leased by Wyodak Resources from	the owner of the coal rights, the
federal	government through its BLM.  The oil is	produced from a
formation at a depth of	approximately 9,000 feet while the coal
is mined by the	open pit method	at a depth of 200 to 300 feet.
Therefore, it is impossible to mine coal in the	vicinity of the
oil wells and maintain and operate the oil wells at the	same
time. The law is uncertain as to who would have priority under these circumstances. To date this conflict would affect
approximately 15,000,000 tons of coal.	At this	time Wyodak
Resources does not plan	any mining operations at the site of the
oil wells for at least 15 years, but the life of oil wells may
extend for many	years beyond 15.  To mitigate its potential
damages, Wyodak	Resources has negotiated an option to purchase
the oil	wells at fair market value if a	mining conflict	should
occur.

	  Each federal lease grants Wyodak Resources the right to mine
all of the coal	in the land described therein, but the government
has the	right at the end of 20 years from the date of the lease
to readjust royalty payments and other terms and conditions. All of the federal leases provide for a royalty of 12.5 percent of the selling price of the coal.

	  Each federal lease requires diligent development to produce
at least one percent of	all recoverable	reserves within	either 10
years from the respective dates	of the 1983 leases or 10 years
from the date of adjustment of the other leases.  Each lease
further	requires a continuing obligation to mine, thereafter, at
an average annual rate of at least one percent of the recoverable reserves. All of the federal leases and its remaining fee
coal constitute	one logical mining unit	and is treated as one
lease for the purpose of determining diligent development and
continuing operation requirements.  All	coal is	to be mined
within 40 years	from 1992, the date of the logical mining unit.
Even if	federal	coal leases are	not mined out in 40 years, the
federal	coal is	likely to be available for further lease after
the 40 years.  Wyodak Resources' current coal agreements require
production which should	be sufficient to satisfy the diligent
development and	continual operation requirements of present law.
Wyodak Resources will require additional coal sales in order to
mine all of its	federal	coal within the	40 year	requirement.

	  The law, which requires that an owner	of land	that is
primarily devoted to agriculture must approve a	reclamation plan
before the state will approve a	permit for open	pit mining,
affects	approximately 3,100,000	tons of	the recoverable	coal
included in the	federal	lease dated October 1, 1965.  Wyodak
Resources has excluded these tons of coal from its mine	plan and
will not mine such coal	until a	surface	consent	has been
negotiated or the right	to mine	has been settled by litigation.

	  Approximately	32,250,000 tons	of the Federal Coal Lease
dated October 1, 1965, has been	mortgaged as security for the
performance of its obligations under the coal supply agreement
for the	Wyodak Plant.

	  In 1992, Pacific Power, the Company and Wyodak Resources
entered	into an	agreement providing for	the construction of new
coal handling facilities.  The new coal	handling facilities
consist	of an in-pit system (consisting	of in-pit movable
crushers and a conveyor	to a secondary crusher transfer	point),
an out-of-pit system (consisting of the	secondary crusher), new
truck load-out facilities, a conveyor to deliver coal to Neil
Simpson	Unit #1	and a conveyor to deliver coal to the Wyodak
Plant and eventually to	Neil Simpson Unit #2.  The total
construction costs of these facilities is expected to be

$24,500,000, of	which Pacific Power will pay $19,000,000 and
Wyodak Resources $5,500,000. The reason for the large amount being paid by Pacific Power is that under the PacifiCorp
Settlement, Pacific Power was obligated	to pay up to $15,000,000,
plus an	amount to adjust for inflation since 1987, for new coal
handling facilities which were required	to extend the mining of
coal to	another	pit, the Peerless area,	situated west of the
Wyodak Plant.  Under the agreement among PacifiCorp, the Company
and Wyodak Resources, Wyodak Resources will operate the	in-pit
system,	the conveyor to	Neil Simpson Unit #1 and the truck
load-out system, and PacifiCorp	will operate the secondary
crusher	transfer building and the conveyor to the Wyodak Plant.
The agreement provides for the use of the new coal handling
facilities to deliver coal to the Wyodak Plant,	Neil Simpson Unit
#1, Neil Simpson Unit #2, the truck load-out and, if there is
sufficient capacity, to	additional power plants	to be constructed
at the site.  The agreement provided for Black Hills Power to own
certain	undivided interests of these facilities, but Black Hills
Power and Wyodak Resources have	entered	into an	agreement
providing for the transfer of all interests of Black Hills Power
in these facilities to Wyodak Resources.  This transfer	is
consistent with	the agreement of Wyodak	Resources to deliver
Black Hills Power completely processed coal.



	 	    OIL	AND GAS	PROPERTIES

	  Western Production operates 347 wells	as of December 31,
1993.  The vast	majority of these wells	are in the Finn	Shurley
Field, located in Weston and Niobrara Counties,	Wyoming.  Twelve
of the wells Western Production	operates are located in	Adams and
Weld Counties, Colorado, two are located in Washakie County,
Wyoming	and two	are located in Fall River County, South	Dakota.
Western	Production does	not operate but	owns a working interest
in 39 producing	properties located in Wyoming, Kansas, Colorado,
Montana, North Dakota and Texas.  The majority of wells	operated
by Western Production were drilled between 1977	and 1984, prior
to its acquisition by Wyodak Resources.	 They were drilled under
drilling programs wherein working interests were sold to various
investors.  Approximately 232 investors	own working interests in
wells operated by Western Production.

	  Western Production owns a 44.7 percent interest in a natural gas processing plant also located at the Finn Shurley Field. The
gas plant is operated by Western Gas Resources,	Inc. of	Denver,
Colorado, which	owns a 50 percent interest therein and processes
all the	gas produced from the Finn Shurley Field and the Boggy
Creek Field.

	  The following	table summarizes Western Production's
estimated quantities of	proved developed and undeveloped oil and
natural	gas reserves at	December 31, 1993 and 1992, and	a
reconciliation of the changes between these dates using	constant
product	prices for the respective years.  These	estimates are
based on reserve reports by Ralph E. Davis Associates, Inc. (an
independent engineering	company	selected by the	Company).  Such
reserve	estimates are based upon a number of variable factors and
assumptions which may cause these estimates to differ from actual results.


	 	 	 	 	     1993	 	 1992
	 	 	 	 	 Oil	  Gas	     Oil      Gas
	 	 	 	 	(in thousands of barrels of oil
	 	 	 	 	       and MCF of gas)
Proved developed and
  undeveloped resources:
   Balance at beginning	of year	       2,199	3,243	   2,524     4,799
   Production	 	 	 	(327)	 (777)	    (247)     (379)
   Additions	 	 	 	 259	1,847	     193       272
   Revisions to	previous
    estimates due to changed
    economic conditions	 	      (1,015)  (1,554)	    (271)   (1,449)

Balance	at end of year	 	       1,116	2,759	   2,199     3,243

Proved developed reserves at
  end of year included above	       1,116	2,759	   1,630     2,633

Year-end prices	 	 	      $13.00   $ 2.35	  $18.75    $ 1.65


     Western Production	has approximately 99,000 gross and 65,000
net acres of oil and gas leases, out of	which 25,000 gross and
15,000 net acres are producing and 74,000 gross	and 50,000 net
acres are undeveloped.	Approximately 23 percent of the
undeveloped acres are held by production thereby not requiring annual delay rental payments. No representations are made that
reserves can be	attributed to any undeveloped oil and gas leases.
Undeveloped leasehold that are not held	by production have
varying	provisions but generally terminate if oil and gas is not
produced within	the primary term of the	lease.

ITEM 3.	LEGAL PROCEEDINGS

	  The Company and its subsidiaries are involved	in minor
routine	administrative proceedings and litigation incidental to
the businesses,	none of	which, in the opinion of management, will
have a material	effect on the consolidated financial statements
of the Company.

ITEM 4.	  SUBMISSION OF	MATTERS	TO A VOTE OF SECURITY HOLDERS

	  No matter was	submitted to a vote of security	holders	during
the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE COMPANY

	  The following	is a list of all executive officers of the
Company.  There	are no family relationships among them.	 Officers
are normally elected annually.

Daniel P. Landguth, born May 9,	1946, Chairman,	President, and
Chief Executive	Officer	of Black Hills Corporation

	  Mr. Landguth was elected to his present position in
	  January 1991.	 He had	served as President of Black
	  Hills	Corporation since October 1989,	President and
	  Chief	Operating Officer of Black Hills Power since June
	  1987,	and Senior Vice	President and Chief Operating
	  Officer since	1985.

Dale E.	Clement, born August 1,	1933, Senior Vice President -
Finance

	  Mr. Clement was elected to his present position in
	  September 1989.  He had served on the	Board of
	  Directors since 1979.	 Prior to joining the Company he
	  was Dean and Professor of Finance at the University of
	  South	Dakota,	School of Business.

Joseph E. Rovere, born July 7, 1929, Vice President - Public
Affairs/District Administration

	  Mr. Rovere was elected to his	present	position in
	  October 1982.

Roxann R. Basham, born August 6, 1961, Secretary and Treasurer

	  Mrs. Basham was elected to her present position January
	  1, 1993.  She	had served as Assistant
	  Secretary/Treasurer since May	1991 and as Financial
	  Analyst since	February 1985.

Gary R.	Fish, born August 1, 1958, Controller

	  Mr. Fish was elected to his present position in August
	  1988.

Everett	E. Hoyt, born August 8,	1939, President	and Chief
Operating Officer of Black Hills Power

	  Mr. Hoyt was elected to his present position in October
	  1989.	 Prior to joining the Company he was Senior Vice
	  President - Legal, Corporate Secretary, and Assistant Treasurer of Northwestern Public Service Company.


	 	 	 PART II

ITEM 5.	 	   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	 	   STOCKHOLDER MATTERS

	  The information required by Item 5 is	provided in the	Annual
Report to Shareholders of the Company for the year ended December
31, 1993, on page 32 appended hereto and market	price information
is shown in Note 13 of "Notes to Consolidated Financial
Statements" on page 29 of the Annual Report to Shareholders of
the Company for	the year ended December	31, 1993, appended
hereto.

ITEM 6.	 	   SELECTED FINANCIAL DATA

	  The information required by Item 6 is	provided under an
identical caption in the Annual	Report to Shareholders of the
Company	for the	year ended December 31,	1993, on page 29 appended
hereto.

ITEM 7.	 	   MANAGEMENT'S	DISCUSSION AND ANALYSIS	OF FINANCIAL
	 	   CONDITION AND RESULTS OF OPERATION

	  The information required by Item 7 is	provided under a
similar	caption	in the Annual Report to	Shareholders of	the
Company	for the	year ended December 31,	1993, on pages 12 through
18 appended hereto.

ITEM 8.	 	   FINANCIAL STATEMENTS	AND SUPPLEMENTARY DATA

	  The information required by Item 8 is	provided under proper
captions in the	Annual Report to Shareholders of the Company for
the year ended December	31, 1993, on pages 20 through 29 appended
hereto.	 Selected quarterly financial data is shown in Note 13 of
"Notes to Consolidated Financial Statements" on	page 29	of the
Annual Report to Shareholders of the Company for the year ended December 31, 1993, appended hereto.

ITEM 9.	 	   CHANGES IN AND DISAGREEMENTS	WITH ACCOUNTANTS ON
	 	   ACCOUNTING AND FINANCIAL DISCLOSURE

	  No change of accountants or disagreements on any matter of
accounting principles or practices or financial	statement
disclosure have	occurred.


	 	 	 PART III

ITEM 10.	   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	  Information regarding	the directors of the Company is
incorporated herein by reference to the	Proxy Statement	for the
Annual Shareholders' Meeting to	be held	May 24,	1994.

	  For information regarding the	executive officers of the
Company	refer to Part I, Item 4.

ITEM 11.	   EXECUTIVE COMPENSATION

	  Information regarding	management remuneration	and
transactions is	incorporated herein by reference to the	Proxy
Statement for the Annual Shareholders' Meeting to be held May 24,
1994.

ITEM 12.	   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	 	   MANAGEMENT

	  Information regarding	the security ownership of certain
beneficial owners and management is incorporated herein	by
reference to the Proxy Statement for the Annual	Shareholders'
Meeting	to be held May 24, 1994.

ITEM 13.	   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	  Information regarding	certain	relationships and related
transactions is	incorporated herein by reference to the	Proxy
Statement for the Annual Shareholders' Meeting to be held May 24,
1994.

	 	 	 PART IV

ITEM 14.	   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND	REPORTS	ON
	 	   FORM	8-K


(a)  1.	 Index to Consolidated Financial Statements
	 	 	 	 	 	 	  Page
	 	 	 	 	 	      Reference*
	  Report of Independent	Public Accountants. . .	. .19

	  Consolidated Statements of Income and
	   Retained Earnings for the three years
	   ended December 31, 1993. . .	. . . .	. . . .	. .20

	  Consolidated Statements of Cash Flows	for
	   the three years ended December 31, 1993. . .	. .21

	  Consolidated Balance Sheets at December 31, 1993
	   and 1992 . .	. . . .	. . . .	. . . .	. . . .	. .22

	  Consolidated Statements of Capitalization at
	   December 31,	1993 and 1992 .	. . . .	. . . .	. .23

	  Notes	to Consolidated	Financial Statements. .	24-29


     2.	 Schedules **

	  V	Property, Plant, and Equipment for the three
	 	years ended December 31, 1993

	  VI	Accumulated Depreciation and Depletion of
	 	Property, Plant, and Equipment for the three years ended December 31, 1993

	  IX	Short-Term Borrowings for the three years ended
	 	December 31, 1993

*	  Page References are to the incorporated portion of the
	  Annual Report	to Shareholders	of the Company for the
	  year ended December 31, 1993.

**	  All other schedules have been	omitted	because	of the
	  absence of the conditions under which	they are required
	  or because the required information is included
	  elsewhere in the financial statements	incorporated by
	  reference in the Form	10-K.

	  3.  Exhibits

	  *3(a)	 	    Bylaws dated December 10, 1991 (Exhibit 3(a) to
	 	 	    Form 10-K for 1991).

	  *3(b)	 	    Restated Articles of Incorporation dated July 28,
	 	 	    1986 (Exhibit 3(b) to Form 10-K for	1986).
	 	 	    Articles of	Amendment to Restated Articles of
	 	 	    Incorporation dated	May 21,	1987, (Exhibit 3(b) to
	 	 	    Form 8-K for May 1987, File	No. 0-0164).  Articles
	 	 	    of Amendment to Restated Articles of Incorporation
	 	 	    dated May 16, 1989 (Exhibit	3(b) to	Form 10-K for
	 	 	    1989).  Articles of	Amendment to Restated Articles
	 	 	    of Incorporation dated May 28, 1992	(Exhibit 3(b)
	 	 	    to Form 10-K for 1992). Articles of Correction to Amendment to Restated Articles of Incorporation,
	 	 	    dated September 13,	1993 (Exhibit 4.03 to Form S-3
	 	 	    dated September 22,	1993, Registration No. 33-
	 	 	    69234).

	  *4(a)	 	    Reference is made to Article Fourth	(7) of the
	 	 	    Restated Articles of Incorporation of the Company
	 	 	    and	the Articles of	Amendment to Restated Articles
	 	 	    of Incorporation (Exhibit 3(b) hereto).

	  *4(b)	 	    Indemnification Agreement and Company and
	 	 	    Directors' and Officers' indemnification insurance (Exhibit 4(b) to Form 10-K for 1987).

	  *4(c)	 	    Indenture of Mortgage and Deed of Trust, dated
	 	 	    September 1, 1941, and as amended by supplemental
	 	 	    indentures (Exhibit	B to Form 8-K, File No.
	 	 	    2-4832);  (Exhibit 7-B, File No. 2-6576); (Exhibit
	 	 	    7-C, File No. 2-7695); (Exhibit 7-D, File No.
	 	 	    2-8157); (Exhibit A	to Form	10-K for fiscal	year
	 	 	    1950, File No. 2-4832); (Exhibit 4-I, File No.

	 	 	    2-9433); (Exhibit 4-H, File	No. 2-13140); (Exhibit
	 	 	    4-I, File No. 2-14829); (Exhibits 4-J and 4-K, File No. 2-16756); (Exhibits 4-L, 4-M, and 4-N, File No. 2-21024); (Exhibits 2(q), 2(r), 2(s),
	 	 	    2(t), 2(u),	and 2(v) to Form S-7, File No.
	 	 	    2-57661); (Exhibit (b) to Form 8-K for February 1977, File No. 2-4832); (Exhibit II-1 to Form 10-Q
	 	 	    for	quarter	ended April 30,	1977, File No.
	 	 	    2-21024); (Exhibit II-1 to Form 10-Q for quarter ended July 31, 1977, File No. 2-21024); (Exhibit 4(b) to Form S-3, File No. 2-81643); (Exhibit II-6a to Form 10-Q for quarter ended September 30, 1986, File No. 0-0164); (Exhibit II-6a to Form 10-Q for quarter ended September 30, 1987, File
	 	 	    No.	0-0164); (Exhibit II-6a	to Form	10-Q for
	 	 	    quarter ended September 30,	1988, File No.
	 	 	    0-0164); and (Exhibit 4(d) and 4(e)	to Post-
	 	 	    Effective Amendment	No. 1 to Form S-8, File	No.
	 	 	    33-15868).

	  *10(a)	    Coal Supply	Agreement dated	May 12,	1975, between
	 	 	    Wyodak Resources Development Corp. and the South Dakota Cement Commission (Exhibit 5(d) to Form S-7, File No. 2-57661). Extension of Coal Supply Agreement dated June 2, 1980, and First Supplement dated February 8, 1983 (Exhibit 10(c) to Form 10-K
	 	 	    for	1983).	Second Supplement to Extension of Coal
	 	 	    Supply Agreement dated June	1, 1985	(Exhibit 10(c)
	 	 	    to Form 10-K for 1985).  Third Supplement to
	 	 	    Extension of Coal Supply Agreement dated July 14,
	 	 	    1986 (Exhibit 10(c)	to Form	10-K for 1986).	Fourth
	 	 	    Supplement to Extension of Coal Supply Agreement dated December 1, 1987 (Exhibit 10(c) to Form 10-K
	 	 	    for	1987).	Fifth Supplement to Extension of Coal
	 	 	    Supply Agreement dated March 12, 1992 (Exhibit 10(a) to Form 10-K for 1992).

	  *10(b)	    Agreement for Transmission Service and The Common
	 	 	    Use	of Transmission	Systems	dated January 1, 1986,
	 	 	    among the Company, Basin Electric Power
	 	 	    Cooperative, Rushmore Electric Power Cooperative, Inc., Tri-County Electric Association, Inc., Black
	 	 	    Hills Electric Cooperative,	Inc., and Butte
	 	 	    Electric Cooperative, Inc.	(Exhibit 10(d) to Form
	 	 	    10-K for 1987).

	  *10(c)	    Restated and Amended Coal Supply Agreement for
	 	 	    Neil Simpson Unit #2 dated February	12, 1993
	 	 	    (Exhibit 10(c) to Form 10-K	for 1992).

	  *10(d)	    Coal Supply	Agreement and First Amendment dated
	 	 	    September 1, 1977, between the Company and Wyodak
	 	 	    Resources Development Corp.	(Exhibit 5(g) to Form
	 	 	    S-7, File No. 2-60755). Second Amendment to Coal Supply Agreement dated November 2, 1987 (Exhibit 10(f) to Form 10-K for 1987).

	  *10(e)	    Coal Lease dated May 1, 1959, between Wyodak
	 	 	    Resources Development Corp.	and the	Federal
	 	 	    Government (Exhibit	5(i) to	Form S-7, File No.
	 	 	    2-60755).  Modified	coal lease dated January 22,
	 	 	    1990, between Wyodak Resources Development Corp.
	 	 	    and	the Federal Government (Exhibit	10(h) to Form
	 	 	    10-K for 1989).

	  *10(f)	    Coal Lease dated April 1, 1961, between Wyodak
	 	 	    Resources Development Corp.	and the	Federal
	 	 	    Government (Exhibit	5(j) to	Form S-7, File No.
	 	 	    2-60755).  Modified	coal lease dated

	 	 	    January 22,	1990, between Wyodak Resources
	 	 	    Development	Corp. and the Federal Government
	 	 	    (Exhibit 10(i) to Form 10-K	for 1989).

	  *10(g)	    Coal Lease dated October 1,	1965, between Wyodak
	 	 	    Resources Development Corp.	and the	Federal
	 	 	    Government,	as amended (Exhibit 5(k) to Form S-7,
	 	 	    File No. 2-60755).	Modified coal lease dated
	 	 	    January 22,	1990, between Wyodak Resources
	 	 	    Development	Corp. and the Federal Government
	 	 	    (Exhibit 10(j) to Form 10-K	for 1989).

	  *10(h)	    Participation Agreement dated May 16, 1978,	and
	 	 	    various related agreements dated June 8, 1978, including, without limitation, Lease Agreement,
	 	 	    Amended and	Restated Coal Supply Agreement,	Coal
	 	 	    Supply System Agreement and	Security Agreement,
	 	 	    and	Real Estate Mortgage (all relating to the
	 	 	    lease financing of the Wyodak Plant	and the
	 	 	    dedication by Wyodak Resources Development Corp. of coal deposits with respect thereto) filed
	 	 	    pursuant to	item 6(b) of Amendment No. 1 to
	 	 	    Registrant's Current Report	on Form	8-K for	June
	 	 	    1978 and located in	Commission File	No. 2-4832.
	 	 	    Further Restated and Amended Coal Supply Agreement
	 	 	    dated May 5, 1987 (Exhibit 10(k) to	Form 10-K for
	 	 	    1987).

	  *10(i)	    Coal Supply	Agreement dated	August 24, 1978,
	 	 	    between Wyodak Resources Development Corp. and the City of Grand Island, Nebraska (Exhibit 5(l) to Form S-7, File No. 2-64014). Restated and Amended
	 	 	    Coal Supply	Agreement dated	March 4, 1983 (Exhibit
	 	 	    10(l) to Form 10-K for 1983). First Amendment to Restated and Amended Coal Supply Agreement dated
	 	 	    October 29,	1987 (Exhibit 10(l) to Form 10-K for
	 	 	    1987).

	  *10(j)	    Power Sales	Agreement dated	December 31, 1983,
	 	 	    between Pacific Power & Light Company and the Company (Exhibit 7(b) to Form 8-K for January 1984, File No. 0-0164).

	  *10(k)	    Coal Supply	Agreement for Wyodak Unit #2 dated
	 	 	    February 3,	1983, and Ancillary Agreement dated
	 	 	    February 3,	1982, between Wyodak Resources
	 	 	    Development	Corp. and Pacific Power	& Light
	 	 	    Company and	the Company (Exhibit 10(o) to Form
	 	 	    10-K for 1983). Amendment to greement for Coal Supply for Wyodak #2 dated May 5, 1987 (Exhibit 10(o) to Form 10-K for 1987).

	  *10(l)	    Coal lease dated February 16, 1983,	between	Wyodak
	 	 	    Resources Development Corp.	and the	Federal
	 	 	    Government (Exhibit	10(p) to Form 10-K for 1983).

	  *10(m)	    Coal lease dated September 28, 1983, between
	 	 	    Wyodak Resources Development Corp. and the Federal
	 	 	    Government (Exhibit	10(q) to Form 10-K for 1983).

	  *10(n)	    Indenture of Trust dated as	of August 1, 1984,
	 	 	    City of Gillette, Campbell County, Wyoming,	to
	 	 	    Norwest Bank Minneapolis, N.A. as Trustee (Black
	 	 	    Hills Power	and Light Company Project) (Exhibit
	 	 	    10(r) to Form 10-K for 1984).  Indenture of	Trust
	 	 	    dated as of	June 1,	1992, City of Gillette,
	 	 	    Campbell County, Wyoming, to Norwest Bank
	 	 	    Minnesota, National	Association, as	Trustee	(Black
	 	 	    Hills Power	and Light Company Project) (Exhibit
	 	 	    10(n) to Form 10-K for 1992).

	  *10(o)	    Loan Agreement dated as of August 1, 1984, by and
	 	 	    between City of Gillette, Campbell County,
	 	 	    Wyoming, and the Company (Exhibit 10(s) to Form
	 	 	    10-K for 1984).  Loan Agreement dated as of	June
	 	 	    1, 1992, by	and between City of Gillette, Campbell
	 	 	    County, Wyoming, and the Company (Exhibit 10(o) to
	 	 	    Form 10-K for 1992).

	  *10(p)	    Loan Agreement dated as of June 1, 1992, by	and
	 	 	    between Lawrence County, South Dakota and the
	 	 	    Company (Exhibit 10(p) to Form 10-K	for 1992).

	  *10(q)	    Indenture of Trust dated as	of June	1, 1992,
	 	 	    Lawrence County, South Dakota, to Norwest Bank
	 	 	    Minnesota, National	Association, as	Trustee	(Black
	 	 	    Hills Power	and Light Company Project) (Exhibit
	 	 	    10(q) to Form 10-K for 1992).

	  *10(r)	    Loan Agreement dated as of June 1, 1992, by	and
	 	 	    between Pennington County, South Dakota and	the
	 	 	    Company (Exhibit 10(r) to form 10-K	for 1992).

	  *10(s)	    Indenture of Trust dated as	of June	1, 1992,
	 	 	    Pennington County, South Dakota, to	Norwest	Bank
	 	 	    Minnesota, National	Association, as	Trustee	(Black
	 	 	    Hills Power	and Light Company Project) (Exhibit
	 	 	    10(s) to Form 10K for 1992).

	  *10(t)	    Loan Agreement dated as of June 1, 1992, by	and
	 	 	    between Weston County, South Dakota	and the
	 	 	    Company (Exhibit 10(t) to Form 10-K	for 1992).

	  *10(u)	    Indenture of Trust dated as	of June	1, 1992,
	 	 	    Weston County, Wyoming, to Norwest Bank Minnesota, National Association, as Trustee (Black Hills Power and Light Company Project) (Exhibit 10(u) to Form 10-K for 1992).

	  *10(v)	    Loan Agreement dated as of June 1, 1992, by	and
	 	 	    between Campbell County, South Dakota and the
	 	 	    Company (Exhibit 10(v) to Form 10-K	for 1992).

	  *10(w)	    Indenture of Trust dated as	of June	1, 1992,
	 	 	    Campbell County, Wyoming, to Norwest Bank
	 	 	    Minnesota, National	Association, as	Trustee	(Black
	 	 	    Hills Power	and Light Company Project) (Exhibit
	 	 	    10(w) to Form 10-K for 1992).

	  *10(x)	    Restated Electric Power and	Energy Supply and
	 	 	    Transmission Agreement and Restated	Seasonal
	 	 	    Non-Firm Power Sale	Agreement both dated December
	 	 	    21,	1987, both by and between the Company and the
	 	 	    City of Gillette, Wyoming (Exhibit 10(t) to	Form
	 	 	    10-K for 1987).

	  *10(y)	    Reserve Capacity Integration Agreement dated May
	 	 	    5, 1987, between Pacific Power & Light Company and
	 	 	    the	Company	(Exhibit 10(u) to Form 10-K for	1987).

	  *10(z)	    Firm Capacity and Energy Purchase Agreement
	 	 	    between Tri-State Generation and Transmission
	 	 	    Association, Inc. and the Company dated May	11,
	 	 	    1992 (Exhibit 10(aa) to Form 10-K for 1992).

	  10(aa)	    Firm Capacity and Energy Purchase Agreement
	 	 	    between Sunflower Electric Power Cooperative and
	 	 	    the	Company	dated October 11, 1993.

	  *10(bb)	    Compensation Plan for Outside Directors (Exhibit
	 	 	    10(bb) to Form 10-K	for 1992).

	  *10(cc)	    Retirement Plan for	Outside	Directors dated
	 	 	    January 1, 1993 (Exhibit 10(cc) to Form 10-K for
	 	 	    1992).

	  *10(dd)	    Pension Equalization Plan of Black Hills
	 	 	    Corporation	dated January 1, 1990 (Exhibit 10(dd)
	 	 	    to Form 10-K for 1992).

	  10(dd)	    Amendment #1 to Pension Equalization Plan of Black
	 	 	    Hills Corporation dated April 27, 1993.

	  10(ee)	    Black Hills	Corporation 1994 Executive Gainsharing
	 	 	    Program.

	  10(ff)	    Black Hills	Corporation 1994 Results Compensation
	 	 	    Program.

	  *10(gg)	    Pension Plan of Black Hills	Corporation as amended
	 	 	    and	restated effective October 1, 1989.  First
	 	 	    amendment to the Pension Plan of Black Hills
	 	 	    Corporation	dated September	25, 1992.  Amendment
	 	 	    to the Pension Plan	of Black Hills Corporation
	 	 	    dated December 4, 1992.  Amendment to the Pension
	 	 	    Plan of Black Hills	Corporation dated February 5,
	 	 	    1993 (Exhibit 10(ff) to form 10-K for 1992).

	  *10(hh)	    Agreement for Supplemental Pension Benefit for
	 	 	    Everett E. Hoyt dated January 20, 1992 (Exhibit
	 	 	    10(gg) to Form 10-K	for 1992).

	  *10(ii)	    Agreement for Supplemental Pension Benefit for
	 	 	    Dale E. Clement dated December 19, 1991 (Exhibit
	 	 	    10(hh) to Form 10-K	for 1992).

	  13	 	    Annual Report to Shareholders of the Registrant
	 	 	    for	the year ended December	31, 1993.

	  22	 	    Subsidiaries of the	Registrant.

	  23	 	    Consent of Independent Public Accountants.

_________________________

	  *	 	    Exhibits incorporated by reference.

(b)	  No reports on	Form 8-K have been filed in the	quarter
	  ended	December 31, 1993.
(c)	  See (a) 3. above.
(d)	  See (a) 2. above.
_________________________________________________________________

	       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

	  We have audited in accordance	with generally accepted
auditing standards, the	consolidated financial statements
included in Black Hills	Corporation's 1993 Annual Report to
Shareholders incorporated by reference in this Form 10-K, and
have issued our	report thereon dated January 28, 1994.	Our audit
was made for the purpose of forming an opinion on those
statements taken as a whole.  The schedules listed as a	part of
Item 14.(a)2. in this Form 10-K	are the	responsibility of the
Company's management and are presented for purposes of complying
with the Securities and	Exchange Commission's rules and	are not
part of	the basic financial statements.	 These schedules have
been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state
in all material	respects the financial data required to	be set
forth therein in relation to the basic financial statements taken as a whole.

	 	 	      ARTHUR ANDERSEN &	CO.
Minneapolis, Minnesota,
January	28, 1994

	 	 	      SIGNATURES

     Pursuant to the requirements of Section 13	or 15(d) of the	Securities
Exchange Act of	1934, the Registrant has duly caused this report to be
signed on its behalf by	the undersigned, thereunto duly	authorized.

	 	 	 	       BLACK HILLS CORPORATION

	 	 	 	    By	       DANIEL P. LANDGUTH
	 	 	 	 	  Daniel P. Landguth, Chairman,
	 	 	 	 	  President, and Chief Executive

Dated:	March 11, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934,
this report has	been signed below by the following persons on behalf of	the
Registrant and in the capacities and on	the dates indicated.


     DANIEL P. LANDGUTH	 	 Director and Principal	    March 11, 1994
Daniel P. Landguth (Chairman,	   Executive Officer
President, and Chief Executive)

     DALE E. CLEMENT	 	 Director and Principal	    March 11, 1994
Dale E.	Clement	(Senior	Vice	    Financial Officer
President - Finance)

     GARY R. FISH	 	 Principal Accounting	    March 11, 1994
Gary R.	Fish (Controller)	       Officer

     GLENN C. BARBER	 	       Director	 	    March 11, 1994
Glenn C. Barber

     BRUCE B. BRUNDAGE	 	       Director	 	    March 11, 1994
Bruce B. Brundage

     MICHAEL B.	ENZI	 	       Director	 	    March 11, 1994
Michael	B. Enzi

     JOHN R. HOWARD	 	       Director	 	    March 11, 1994
John R.	Howard

     EVERETT E.	HOYT	 	  Director and Officer	    March 11, 1994
Everett	E. Hoyt	(President
and Chief Operating Officer
of Black Hills Power)

     KAY S. JORGENSEN	 	       Director	 	    March 11, 1994
Kay S. Jorgensen

     CHARLES T.	UNDLIN	 	       Director	 	    March 11, 1994
Charles	T. Undlin

       	 	 	 	 	 	 	 	Schedule V
	 	 	    BLACK HILLS	CORPORATION
	 	 	  Property, Plant, and Equipment
	 	 	   Year	ended December 31, 1993
	 	       Balance at Additions	     Other    Balance at
	 	       Beginning     at	    Retire-  Changes	 End of
	 	 	of Year	  Cost (a) ments(b) add(deduct)	 Year
	 	 	 	 	  (in thousands)
Utility	property:
  Production	 	$143,212   $ 2,549   $2,440   $	   4	$143,325
  Transmission and
   distribution	 	 141,324    12,483    1,115	  10	 152,702
  General	 	  23,905     4,422	776	   -	  27,551
	 	 	 308,441    19,454    4,331	  14	 323,578
  Construction work in
   progress	 	   9,829     6,478	  -    1,967	  18,274
     Total utility
      property	 	 318,270    25,932    4,331    1,981	 341,852


Other property:
  Coal mining
    Coal land and
     land rights	   7,117	 -	  -	   -	   7,117
    Coal leases
     and rights	 	   7,188	 -	  -	   -	   7,188
    Buildings	 	   1,183       404	  7	  (2)	   1,578
    Mining equipment	  28,688     7,154	 98	(106)	  35,638
    Housing properties	     105	 -	 25	   -	      80
  Oil and gas
   production	 	  28,465     6,933    3,027	   -	  32,371
  Other	 	 	      41	 -	  -	   -	      41
	 	 	  72,787    14,491    3,157	(108)	  84,013
  Construction work in
   progress	 	     202      (133)	  -	   -	      69
     Total other
      property	 	  72,989    14,358    3,157	(108)	  84,082
       Total	 	$391,259   $40,290   $7,488   $1,873	$425,934

(a)	 See summary of	significant accounting policies	in consolidated
	 financial statements (Note 1) for information relative	to allowance
	 for funds used	during construction included in	additions.

(b)	 Costs applicable to retirements, other	than non-utility property, are
	 charged to the	accumulated depreciation account (Schedule VI).

___________________________________________________________________________

       	 	 	 	 	 	 	 	Schedule VI
	 	 	      BLACK HILLS CORPORATION

Accumulated Depreciation and Depletion of Property, Plant, and Equipment
	 	 	      Year ended December 31, 1993
	 	 	 	       Additions
	 	 	  Balance at   Charged to	 	Balance	at
	 	 	  Beginning    Costs and     Retire-	  End of
	 	 	    of Year	Expenses      ments	   Year
	 	 	 	 	   (in thousands)
Utility	property	   $104,582	$ 9,990	     $4,130	 $110,442
Other property-
  Coal mining	 	     18,827	  1,953	 	106	   20,674
  Oil and gas
   production	 	      9,481	  4,146	 	251	   13,376
	 	 	     28,308	  6,099	 	357	   34,050
     Total	 	   $132,890	$16,089	     $4,487	 $144,492

       	 	 	 	 	 	 	 	Schedule V
	 	 	    BLACK HILLS	CORPORATION
	 	 	 Property, Plant, and Equipment
	 	 	 Year ended December 31, 1992
	 	       Balance at Additions	       Other	Balance	at
	 	       Beginning      at     Retire-  Changes	  End of
	 	 	 of Year   Cost	(a) ments(b) add(deduct)  Year
	 	 	 	 	(in thousands)
Utility	property:
  Production	 	$139,791   $ 4,155   $	734   $	   -	$143,212
  Transmission and
   distribution	 	 135,408     7,217    1,301	   -	 141,324
  General	 	  24,031     1,378    1,504	   -	  23,905
	 	 	 299,230    12,750    3,539	   -	 308,441
  Construction work in
   progress	 	   7,072     2,757	  -	   -	   9,829
     Total utility
      property	 	 306,302    15,507    3,539	   -	 318,270

Other property:
  Coal mining
    Coal land and
     land rights	   7,117	 -	  -	   -	   7,117
    Coal leases
     and rights	 	   7,188	 -	  -	   -	   7,188
    Buildings	 	   1,125	58	  -	   -	   1,183
    Mining equipment	  23,893     4,822	 27	   -	  28,688
    Housing properties	     111	 -	  6	   -	     105
  Oil and gas
   production	 	  23,486     5,180	201	   -	  28,465
  Other	 	 	      41	 -	  -	   -	      41
	 	 	  62,961    10,060	234	   -	  72,787
  Construction work in
   progress	 	      81       121	  -	   -	     202
     Total other
      property	 	  63,042    10,181	234	   -	  72,989
       Total	 	$369,344   $25,688   $3,773   $	   -	$391,259

(a)	 See summary of	significant accounting policies	in consolidated
	 financial statements (Note 1) for information relative	to allowance
	 for funds used	during construction included in	additions.

(b)	 Costs applicable to retirements, other	than non-utility property, are
	 charged to the	accumulated depreciation account (Schedule VI).

___________________________________________________________________________
	 	 	 	 	 	 	 	Schedule VI
	 	 	       BLACK HILLS CORPORATION

Accumulated Depreciation and Depletion of Property, Plant, and Equipment
	 	 	      Year ended December 31, 1992
	 	 	 	       Additions
	 	 	  Balance at   Charged to	 	Balance	at
	 	 	  Beginning    Costs and     Retire-	  End of
	 	 	    of Year	Expenses      ments	   Year
	 	 	 	 	   (in thousands)
Utility	property	   $ 98,589	$ 9,614	     $3,621	 $104,582
Other property-
  Coal mining	 	     17,377	  1,482	 	 32	   18,827
  Oil and gas
   production	 	      6,608	  2,764	       (109)	    9,481
	 	 	     23,985	  4,246	 	(77)	   28,308
     Total	 	   $122,574	$13,860	     $3,544	 $132,890

	 	 	 	 	 	 	 	Schedule V
	 	 	    BLACK HILLS	CORPORATION
	 	 	 Property, Plant, and Equipment
	 	 	  Year ended December 31, 1991
	 	       Balance at Additions	       Other	Balance	at
	 	       Beginning      at     Retire-  Changes	  End of
	 	 	 of Year   Cost	(a) ments(b) add(deduct)  Year
	 	 	 	 	 (in thousands)
Utility	property:
  Production	 	 $127,586   $12,180   $	  85   $  110	 $139,791
  Transmission and
   distribution	 	  127,970     8,018	 580	    -	  135,408
  General	 	   19,906     4,955	 830	    -	   24,031
	 	 	  275,462    25,153    1,495	  110	  299,230
  Construction work in
   progress	 	    2,360     4,712	   -	    -	    7,072
     Total utility
      property	 	  277,822    29,865    1,495	  110	  306,302

Other property:
  Coal mining
    Coal land and
     land rights	    6,107     1,009	   -	    1	    7,117
    Coal leases
     and rights	 	    7,188	  -	   -	    -	    7,188
    Buildings	 	    1,125	  -	   -	    -	    1,125
    Mining equipment	   23,745	171	  23	    -	   23,893
    Oil	and gas	 	    1,687	  -	   -   (1,687)	 	-
    Housing properties	      111	  -	   -	    -	      111
  Oil and gas
   production	 	   16,000     5,987	 188	1,687	   23,486
  Other	 	 	       41	  -	   -	    -	       41
	 	 	   56,004     7,167	 211	    1	   62,961
  Construction work in
   progress	 	      132	(51)	   -	    -	       81
     Total other
      property	 	   56,136     7,116	 211	    1	   63,042
      Total	 	 $333,958   $36,981   $1,706   $  111	 $369,344

(a)	 See summary of	significant accounting policies	in consolidated
	 financial statements (Note 1) for information relative	to allowance
	 for funds used	during construction included in	additions.

(b)	 Costs applicable to retirements, other	than non-utility property, are
	 charged to the	accumulated depreciation account (Schedule VI).

___________________________________________________________________________
	 	 	 	 	 	 	 	Schedule VI
	 	 	 	 BLACK HILLS CORPORATION

Accumulated Depreciation and Depletion of Property, Plant, and Equipment
	 	 	      Year ended December 31, 1991
	 	 	 	       Additions
	 	 	  Balance at   Charged to	 	Balance	at
	 	 	  Beginning    Costs and     Retire-	  End of
	 	 	    of Year	Expenses      ments	   Year
	 	 	 	 	   (in thousands)
Utility	property	   $ 91,236	$ 9,164	     $1,811	 $ 98,589
Other property-
  Coal mining	 	     16,046	  1,572	 	241	   17,377
  Oil and gas
   production	 	      3,829	  3,015	 	236	    6,608
	 	 	     19,875	  4,587	 	477	   23,985
     Total	 	   $111,111	$13,751	     $2,288	 $122,574

	 	 	 	 	 	 	      Schedule IX
	 	 	      BLACK HILLS CORPORATION
	 	 	       Short-Term Borrowings
	 	 	 	 	 	 	 	 Weighted
	 	 	  Weighted	Maximum	     Average	 Average
	 	 	  Average	 Amount	     Amount	 Interest
	 	 	  Interest    Outstanding  Outstanding	   Rate
	   Balance at	   Rate	at	 During	      During	  During
Year	   December 31	 December 31	the Year     the Year	  the Year
	 	 	 	    (in	thousands)
1993	    $11,700	    4.5%	$17,350	      $11,059	     5.2%

1992	     $6,000	    5.8%	$12,600	       $5,616	     6.0%

1991	     $5,100	    6.7%	$17,000	       $4,552	     8.3%

	 The Company's short-term borrowings consist solely of notes payable to banks.

	 See Note 4 in the consolidated	financial statements for additional
discussion on notes payable to banks.

	 The average amount of short-term borrowings outstanding during	the
year represents	an average of daily balances.  The weighted average
interest rate during the year was based	on a weighting of interest rates
associated with	these balances.








___________________________________________________________________________
	 	 	 	 	 	 	 	APPENDIX

	 	 	      BLACK HILLS CORPORATION

	  The following	items, appended	hereto,	are incorporated into
the Form 10-K from the 1993 Annual Report to Shareholders:

	 	 	 	   PART	II
 Pages

Item 5	   Market for Registrant's Common Equity and
	    Related Stockholder	Matters	. . . .	. . . .	. 32

Item 6	   Selected Financial Data. . .	. . . .	. . . .	. 29

Item 7	   Management's	Discussion and Analysis	of Financial
	    Condition and Results of Operation.	. . . .12-18

Item 8	   Financial Statements	and Supplementary
	    Data. . . .	. . . .	. . . .	. . . .	. . . .20-29

	 	 	 	 	       EXHIBIT INDEX


EX-10.aa	   Firm	Capacity and Energy Purchase Agreement between
	 	   Sunflower Electric Power Cooperative	and the	Company
	 	   dated October 11, 1993.


EX-10.dd	   Amendment #1	to Pension Equalization	Plan of	Black
	 	   Hills Corporation dated April 27, 1993.


EX-10.ee	   Black Hills Corporation 1994	Executive Gainsharing
	 	   Program.


EX-10.ff	   Black Hills Corporation 1994	Results	Compensation
	 	   Program.


EX-13	 	   Annual Report to Shareholders of the	Registrant for the
	 	   year	ended December 31, 1993.


EX-22	 	   Subsidiaries	of the Registrant.


EX-23	 	   Consent of Independent Public Accountants.