Form 10-K/A
period 1993-12-31
BLACK HILLS CORP
filed 1994-03-17
CIK 12400

      	 	    SECURITIES AND EXCHANGE COMMISSION
	 	 	 Washington, DC	20549
	 	 	      Form 10-K/A

X     ANNUAL REPORT PURSUANT TO	SECTION	13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended	December 31, 1993 TRANSITION
      REPORT PURSUANT TO SECTION 13 OR 15(d) OF	THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period	from ___________ to ___________

Commission file	Number 1-7978

	 	 	 BLACK HILLS CORPORATION
Incorporated in	South Dakota
IRS Identification Number 46-0111677
	 	    625	Ninth Street, P.O. Box 1400
	 	    Rapid City,	South Dakota 57709

	  Registrant's telephone number, including area	code
	 	 	 (605) 348-1700

Securities registered pursuant to Section 12(b)	of the Act:

	 	 	 	 	NAME OF	EACH EXCHANGE
TITLE OF EACH CLASS	 	 	 ON WHICH REGISTERED
Common stock of	$1.00 par value	 	New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all
reports	required to be filed by	Section	13 or 15(d) of the
Securities Exchange Act	of 1934	during the preceding 12	months
(or for	such shorter period that the Registrant	was required to
file such reports), and	(2) has	been subject to	such filing
requirements for the past 90 days.

	 	 	 Yes   X      No

Indicate by check mark if disclosure of	delinquent filers
pursuant to Item 405 of	Regulation S-K is not contained	herein,
and will not be	contained, to the best of registrant's knowledge,
in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K	or any amendment to this
Form 10-K.  [X]

State the aggregate market value of the	voting stock held by non-
affiliates of the Registrant.

At February 28,	1994	 	 	$305,709,166

Indicate the number of shares outstanding of each of the
Registrant's classes of	common stock, as of the	latest
practicable date.

CLASS	 	 	      OUTSTANDING AT FEBRUARY 28, 1994

Common stock, $1.00 par	value	 	14,277,277 shares

DOCUMENTS INCORPORATED BY REFERENCE
	  1.	   Pages 11 through 32 of the Annual Report to
	 	   Stockholders	of the Registrant for the year ended
	 	   December 31,	1993, are incorporated by reference in
	 	   Part	I and Part II and appended hereto.
	  2.	   Definitive Proxy Statement of the Registrant	filed
	 	   pursuant to Regulation 14A for the 1994 Annual Meeting of Stockholders to be held on May 24, 1994, is
	 	   incorporated	by reference in	Part III.

	 	 	      PART I
ITEM 1.	BUSINESS

	 	 	      GENERAL

	  The Company was incorporated under the laws of South Dakota
in 1941	under the name Black Hills Power and Light Company.  In
1986 the Company changed its name to Black Hills Corporation and
now operates its investor-owned	electric public	utility
operations under the assumed name of Black Hills Power and Light Company. In addition the Company has diversified into coal
mining through Wyodak Resources	and into oil and gas production
through	Western	Production.

	  Black	Hills Power is engaged in the generation, purchase,
transmission, distribution and sale of electric	power and energy
to approximately 53,330	customers in 11	counties in western South
Dakota,	northeastern Wyoming and southeastern Montana.	The
territory served by Black Hills	Power includes 20 incorporated
communities and	various	unincorporated and rural areas with a
population estimated at	165,000.  The largest community	served is
Rapid City, South Dakota, with a population, including environs,
estimated at 75,000.  Rapid City is the	major retail, wholesale
and health care	center for a 250-mile radius.  Principal
industries in the territory served are tourism (including small stake casino gambling at Deadwood), cattle and sheep raising,
farming, milling, meat packing,	lumbering, the production of
cement,	the mining of bentonite, stone,	gravel,	silica sand,
gold, silver, coal and other minerals, the manufacture of electronic products, wood products and gold jewelry, and the
production and refining	of oil.	 Black Hills Power serves a
substantial portion of the electric needs of the Black Hills
tourist	region which includes the National Shrine of Democracy,
Mount Rushmore National	Memorial and the Crazy Horse Memorial, a
large granite mountain carving under construction as a memorial
to native Americans and	one of their leaders.  Tourism has been
and is expected	to continue to be enhanced significantly by the
establishment of small stakes casino gambling at Deadwood, South
Dakota,	which is a part	of Black Hills Power's service territory.
Although only a	small portion of EAFB is served	by Black Hills
Power, EAFB forms a significant	economic base for the territory
served.

	  Wyodak Resources, incorporated under the laws	of Delaware in
1956, is engaged in the	mining and sale	of sub-bituminous coal.
The coal mining	operation is located approximately five	miles
east of	Gillette, Wyoming.

	  In 1986, Wyodak Resources acquired all of the	outstanding
capital	stock of Western Production, an	oil and	gas exploration,
producing and operating	company	incorporated under the laws of
Wyoming.  Western Production is	an oil producing and operating
company	with interests located in the Rocky Mountain Region and
Texas.	Western	Production also	has a partial interest in a
natural	gas processing plant.

	  Information as to the	continuing lines of business of	the
Company	for the	calendar years 1991-1993 is as follows:

	 	 	 	 	 1993	   1992	     1991
	 	 	 	 	       (in thousands)
Revenue	from sales to unaffiliated customers:
Electric	 	 	      $97,885	$97,232	  $97,922
Coal mining	 	 	       19,775	 18,485	   16,918
Oil and	gas production	 	       11,396	  9,599	    9,077

Revenue	from intercompany sales:

Electric	 	 	      $	  270	$   216	  $   236
Coal mining	 	 	       10,047	  9,811	    9,220

	  Reference is made to the Consolidated	Statements of Income
and Note 11 of "Notes to Consolidated Financial	Statements"
appended hereto.


	       ELECTRIC	POWER SALES AND	SERVICE	TERRITORY

	  ELECTRIC POWER SALES--RETAIL.	 Even though Black Hills'
service	area again experienced milder than normal summer weather,
Black Hills Power's firm kilowatt hour sales increased in 1993 by
3.5 percent over 1992.	The increase in	energy sales is	largely
due to an increase in the number of customers and their	use of
electricity.  Firm energy sales	are forecast to	increase over the
next ten years at an annual compound growth rate of approximately
2.5 percent.  During the next ten years	the peak system	demand is
forecast to increase at	an annual compound growth rate of 2.6
percent.  These	forecasts are from studies conducted by	Black
Hills Power with the help of outside consultants whereby the
service	territory of Black Hills Power is carefully examined and
analyzed to estimate changes in	the needs for electrical energy
and demand over	a 20-year period.  These forecasts are only
estimates, and the actual changes in electric sales may	be
substantially different. In the past Black Hills Power's forecasts have tracked actual sales within a band of reasonable performance.

	  Electric sales are materially	affected by weather.  Like
1992, Black Hills Power's electric service territory again
experienced a cool summer in 1993, resulting in	degree days that
were 59	percent	lower than normal for the 1993 summer months.
Consequently, energy sales and peak demand were	substantially
less during the	cooling	season than they would have been in a
normal weather year.

	  RETAIL ELECTRIC SERVICE TERRITORY.  Black Hills Power's
service	territory is currently protected by assigned service area
and franchises that generally grant to Black Hills Power the
exclusive right	to sell	all electric power consumed therein,
subject	to providing adequate service.	See--COMPETITION IN
ELECTRIC UTILITY BUSINESS--COMPETITION IN SERVICE AT RETAIL under this Item 1.

	  At the end of	1993, Black Hills served electric energy to
53,330 customers in a population island	that includes the major
population centers of the Black	Hills area in western South
Dakota and northeastern	Wyoming	and a small oil	field in
southeastern Montana.  (See--GENERAL under this	Item 1 for a
general	description of the service territory.)

	  Black	Hills Power's electric service territory is
experiencing modest business and population growth.  In	1993 the
value of commercial building permits in	Rapid City increased by
91 percent, and	residential building permits increased 10.5
percent.  South	Dakota's unemployment rate in 1993 averaged 3.4
percent.  Personal income in South Dakota increased 7.3	percent
in 1993	and visitor spending in	South Dakota increased by 14
percent.

	  The Company believes that this growth	in its electric
service	territory will continue; however, the Company can give no
assurances.  One of the	major employers	in the Rapid City area is
the United States Defense Department's EAFB.  EAFB is a	military
air force base near Rapid City,	South Dakota.  Its current
mission	is to serve as the training, operation and maintenance
base for the Air Force's B-1 bombers.  There are now stationed at
EAFB 30	B-1 bombers, out of the	Defense	Department's total of 96
B-1s, of which 80 are operational.

	  Black	Hills Power does not provide electric service to EAFB.
However, currently EAFB	employs	approximately 5,200 military and
600 civilian personnel.	 In addition to	these direct employees,
additional nongovernmental employees residing in Rapid City and
the surrounding	area depend upon the continual operation of EAFB.
Many of	the persons with these jobs reside in the service
territory of Black Hills Power.	 Many businesses in Black Hills
Power's	service	territory are at least partially dependent upon
the operations at EAFB.	 The exact economic impact from	a closing
of EAFB	on Black Hills Power's electric	sales cannot be
estimated.  While the impact would be felt, there are other
businesses that	would not be affected and are experiencing growth
for other reasons in Black Hills Power's electric service territory.

	  While	the future of EAFB is not certain, management believes
that the mission of EAFB assures that the base will continue.
Emphasis on reducing the budget	deficit	and the	deemphasis of
military spending are expected to result in additional military
base closings.	The independent	commission that	recommends base
closings is expected to	make its recommendations in 1995 for the
next base closings.  If	the United States Congress or the
Administration does not	interfere with those recommendations,
those bases as recommended for closing are expected to be
subsequently closed.  There are	many criteria used by the
independent commission in making its decision, but three of the
most important considerations are the strategic	importance of the
mission	of the base, civilian encroachments interfering	with the
safe operation of the base, and	the amount and timing of the
savings	or payback to the government resulting from such
closings.  EAFB	personnel have been complaining	about certain
civilian business and housing encroachments to the flight line of
the base.  The City of Box Elder and the State of South	Dakota
are expected to	take corrective	action to satisfy those
complaints, but	no assurances can be given that	the encroachments
will be	eliminated.  Box Elder has already placed a moratorium on
new buildings in the encroachment zone.	 Because of the	large
number of employees at EAFB and	the cost of maintaining	EAFB, a
large savings would result to the Department of	Defense	from the
closing.  The Company believes,	however, that the strategic
mission	of the base (the training, maintenance and operation of
the B-1	bombers) and the open, low-populated area in western
South Dakota and eastern Wyoming that is available for practicing
bombing	runs along with	strong community support of the	base
should result in no EAFB closing.  This	may depend, however, upon
the continual support by the Department	of Defense and Congress
of the B-1 bomber program.  Due	to cost	overruns and failures of
some tactical ancillary	equipment along	with debates on	the need
for long-range bombing capability in light of the end of the cold
war have caused	the B-1	bomber program to be somewhat
controversial.	This controversy has led to a decision to run the
B-1 through extensive tests during 1994. EAFB has announced that those tests will be conducted at EAFB.

	  Currently the	Clinton	Administration's budget	provides for
the Air	Force to maintain an active, operational B-1 bomber fleet
of 50.	A fleet	of 50 is believed to require the B-1s to be
operated from two bases.  The current Air Force	plan is	to base
its operational	B-1s only at EAFB and Dyess Air	Force Base,
Texas.

	  The EAFB receives strong support from	the Black Hills
communities and	the State of South Dakota and is the only major
military establishment of the Department of Defense located in
South Dakota.  For all of these	reasons, the Company believes
that the EAFB will survive the next round of base closings, but
the Company can	give no	assurances.

	  Two other major industries in	Black Hills' service territory
suffering some stress are the lumbering	industry and gold mining
industry.  The lumbering industry has already suffered
substantial cutbacks due to government cutbacks	in timber
harvesting.  Some impact has already occurred.	The gold mining
industry, including Homestake Mining Company (representing 11.8
percent	of Black Hills'	total firm KWH sales in	1993 and 8.2
percent	of firm	electric sales revenue)	depends	largely	upon the
price of gold and continuing to	find economically minable ore
reserves.  Homestake has gradually over	the years reduced the
number of employees, and this impact has substantially occurred.
Homestake recently abandoned a deep exploration	program	6,000
feet underground to a location north of	its present mine to
locate another ore body	that would have	economically justified
the construction of another shaft and the extension of the
underground mine for several years.  However, Homestake	did
recently report	the discovery of some additional deep reserves at
its present underground	mining location	below the 7,000-foot
level.	Unless a substantial reduction in the current price of
gold occurs, the Company believes that the gold	mining industry
will be	stable in the Black Hills area for at least the	next ten
years; however,	the life of mines cannot be predicted, and no
assurances can be given.

	  The new industry of low stakes casino	gambling at Deadwood
(located in Black Hills	Power's	service	territory) continues to
experience modest growth despite the South Dakota voters' rejection of raising the $5 betting limit to $100.

	  The Black Hills area continues to attract new	small
businesses and retirees	who are	attracted by a quality place to
live.

	  ELECTRIC SALES--WHOLESALE.  At this time the only firm
wholesale customer of Black Hills Power	is the municipal electric
system at Gillette, Wyoming.  Service is rendered under	a long-
term contract expiring July 1, 2012 wherein Black Hills	Power
undertakes the obligation to serve the City of Gillette	60
percent	of its highest demand and that associated energy as if
the demand served by Black Hills Power was always Gillette's first demand. The agreement also allows Gillette to obtain the
benefits of a 4,000 kilowatt average firm power	purchase
agreement from WAPA.  Gillette's highest demand	to date	is
38.78 megawatts, making	Black Hills' current base load obligation
to serve 23 megawatts.	The most recent	average	yearly capacity
factor of this 23 megawatt demand has been approximately 80
percent.  Revenue from sales to	Gillette represented 8 percent of
revenue	from total sales in 1993.

	  Black	Hills Power is further obligated to serve the next
increment of 10	megawatts of Gillette's	demand above 33	megawatts
if Gillette is unable to obtain	other sources.	Subject	to
certain	emergency conditions, once Black Hills Power serves a
full increment of another 10 megawatts,	that increment is added
to Black Hills Power's firm obligation to serve.  When Gillette
serves 10 megawatts, that increment is added to	Gillette's firm
obligation to serve.  At this time Gillette has	obtained
resources to serve its load above the 60 percent of base load obligation of Black Hills Power. However, Gillette's resources
come from short-term contracts,	so Black Hills Power is	required
to stand by to serve a 10 megawatt increment of	capacity to
Gillette.

	  Other	than this firm sale to the City	of Gillette, Black
Hills Power has	made only minimal energy sales to other
utilities.

	  FUTURE WHOLESALE OPPORTUNITIES.  Black Hills Power has not
had sufficient surplus resources in the	past to	effectively
engage in the wholesale	electric market.  Therefore, to	date
Black Hills Power has not developed any	wholesale markets other
than the Gillette sale.	 If utility retail sales do not	increase
as expected, the addition of Neil Simpson Unit #2 may result in
surplus	power and energy.  In that event, Black	Hills Power would
explore	all possible avenues to	sell that surplus power.  Due to
the inability to serve firm power to the east of Black Hills
Power's	service	territory without high-cost AC-DC-AC converter
stations because of the	incompatibility	of the east and	west
transmission systems, Black Hills Power's opportunities	for
wholesale sales	are restricted to the western system.  Black
Hills Power maintains two firm interconnections	to the western
system,	one with WAPA's	western	transmission system at Stegall,
Nebraska and one with Pacific Power's transmission system at the Wyodak Plant. These two interconnections give Black Hills Power the potential ability to sell power wholesale to any utility
entity in the western part of the United States	if transmission
charges	are paid.  See--COMPETITION IN ELECTRIC	UTILITY	BUSINESS
- --TRANSMISSION ACCESS under this Item 1.

	  Whether physical transmission	limitations exist that would
restrict such sales by Black Hills Power is unknown for	any
particular sale, but Black Hills Power believes	that the western
transmission system is adequate	at this	time to	accommodate the
relatively small sale of wholesale power required for Black Hills Power to sell any surplus resulting from Neil Simpson Unit #2.
The revenue received from such a sale would depend on
transmission costs, the	type of	sale Black Hills Power would make
(i.e., firm long-term or short-term, capacity sale with	minimum
energy or base load sale with maximum energy, unit power from
Neil Simpson Unit #2 only or system power with reserves), and the competitive market at the time such sale is made. The needs of
Black Hills to serve its present retail	and wholesale commitments
and the	regulatory treatment of	Neil Simpson Unit #2 will govern
the type of power and energy sale Black	Hills Power would be able
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













	  REGULAR RESIDENTIAL SERVICE
	 	 	 	 	 	Percentage That
	 	 	 	 	       REC is Higher (+)
	 	 	 	Monthly	Cost	 or Lower (-)
	 	 	 	  (500kWh)	   Than	BHP

SD - Black Hills Power	 	      $41.59	       ---
SD - Black Hills Electric (REC)	      $61.70	       +48
SD - Butte Electric (REC)	      $57.64	       +39
SD - West River	Electric (REC)	      $52.50	       +26

WY - Black Hills Power	 	      $38.19	       ---
WY - Tri-County	Electric (REC)	      $35.34	 	-8

Small Commercial Service
	 	 	 	 	 	Percentage That
	 	 	 	 	       REC is Higher (+)
	 	 	 	Monthly	Cost	 or Lower (-)
	 	 	     (6,000 kWh,30 kW)	   Than	BHP

SD - Black Hills Power	 	      $507.44	       ---
SD - Black Hills Electric (REC)	      $410.90	       -19
SD - Butte Electric (REC)	      $389.70	       -23
SD - West River	Electric (REC)	      $631.80	       +25

WY - Black Hills Power	 	      $451.55	       ---

WY - Tri-County	Electric (REC)	      $300.02	       -34

Large Commercial/Industrial Service
	 	 	 	 	 	  Percentage That
	 	 	 	 	 	 REC is	Higher(+)
	 	 	 	Monthly	Cost	  or Lower(-)
	 	 	   (120,000 kWh, 300 kW)     Than BHP


SD - Black Hills Power	 	  $6,406.20	       ---
SD - Black Hills Electric (REC)	  $7,053.00	       +10
SD - Butte Electric (REC)	  $8,283.00	       +29
SD - West River	Electric (REC)	  $7,827.80	       +22

WY - Black Hills Power	 	  $6,681.63	       ---
WY - Tri-County	Electric (REC)	  $6,523.90	 	-2

	  Of the group,	only Black Hills Power and Tri-County Electric
have their rates established by	commission order.  This	allows
the South Dakota RECs the opportunity to offer incentive rates
and services to	commercial and industrial users	designed to
attract	new customers without regulatory review	while Black Hills
Power may be denied this opportunity by	regulation of its rates.

	  As Black Hills Power constructs new generation, its electric
rates will need	to be increased.  (See RATE REGULATION--1995 RATE
CASES under this Item 1.)  While its REC competitors also have
continual needs	for new	construction, the RECs serving in Black
Hills Power's service territory	do have	available surplus power
from Basin Electric at this time.  Depending on	the timing of
construction costs and other economic factors such as power sale fluctuations and other costs and loss or gain of customers of
Black Hills Power and its competitors, Black Hills Power's rates could become less competitive with other electric suppliers.
However, the RECs could	experience higher costs	of financing due
to government attempts to balance the budget to	offset the
surplus	power advantage.

	  Black	Hills Power's management forecasts that	its
construction program and anticipated load growth will result in
rate increases higher than inflation during the	next three years
but will be lower than inflation when averaged over ten	years.
If this	forecast is accurate, management believes Black	Hills
Power's	rates will remain favorably competitive	with other
electric suppliers in its service territory.  Many factors beyond
the control of the Company could affect	this, such as higher than
expected construction costs, unfavorable regulatory treatment and
unexpected loss	of load.  No assurances	can be given in	this
area.


	       CONSTRUCTION AND	CAPITAL	PROGRAMS

	  The construction and capital costs for 1993 for its
electric, mining and oil and gas production operations were
$25,932,000, $7,425,000	and $6,933,000,	respectively.

	  The Company reviews its construction and capital program
annually.  Current estimates of	construction and capital
expenditures for 1994 through 1996 are as follows:

	 	 	 	 	1994	  1995	    1996
	 	 	 	 	    (IN	THOUSANDS)
Electric

     Neil Simpson Unit #2	     $65,113   $45,035	 $------
     Other Production	 	       2,255	   859	     897
     Transmission	 	       4,128	 1,617	   8,478
     Distribution	 	       6,511	 6,503	   6,876
     General	 	 	       1,448	   814	   2,354
	  Total	 	 	     $79,583   $54,828	 $18,605

Coal mining	 	 	     $ 2,129   $   853	 $ 2,042

Oil and	gas production	 	     $ 5,000   $ 6,000	 $ 6,000

Total	 	 	 	     $86,712   $61,681	 $26,647

	  BLACK	HILLS POWER.  The 1993 construction costs for the
Company	were financed primarily	with internally	generated funds,
common stock sales and short-term borrowings.

	  The above capital budget includes approximately $110,148,000
for the	completion of the design and construction of Neil Simpson
Unit #2.  See--ELECTRIC	POWER SUPPLY--NEIL SIMPSON UNIT	#2 under
this Item 1.

	  FINANCING NEIL SIMPSON UNIT #2.  The Company's plans to
finance	the construction of Neil Simpson Unit #2 and its other
construction program include the sale of additional shares of
common stock, the issuance of long-term	bonds and the increasing
of dividends paid by Wyodak Resources to the Company.

	  In 1993 the Company sold 525,000 shares of additional	common
stock in a public offering at 25 3/8.  Net proceeds to the
Company	from this sale were approximately $12.7	million.  The
Company	also modified its dividend reinvestment	program	so that
the Company can	elect to either	issue new stock	or purchase stock
on the market to satisfy the shareholders' requests to reinvest
dividends.  The	Company's expectations at this time are	to raise
an additional $4 million of equity capital from	the dividend
reinvestment program by	the time Neil Simpson Unit #2 is
operational.

	  To complete the equity portion of the	capital	budget,	the
Company	plans to cause Wyodak Resources	to upstream $45	million
of dividends during 1994 and 1995.

	  To finance the debt portion of the construction program, the
Company	is planning to issue approximately $87 million of long-
term bonds under the Company's first mortgage Indenture.  The
bonds are expected to be issued	commencing in mid-1994 and
continuing through 1995, probably in two or three issues.

	  Based	upon its projections, the financing program is
designed to create a capital ratio at the time Neil Simpson Unit
#2 becomes operational of 50 percent equity and	50 percent debt
for the	consolidated Company and 55 percent debt and 45	percent
equity for Black Hills Power's capital structure for ratemaking purposes.

	  WYODAK RESOURCES. The capital program of Wyodak Resources includes coal handling facilities and replacement of other mining equipment.  Wyodak Resources plans to finance these additions
with internally	generated funds.

	  During 1993 Wyodak Resources constructed new coal handling facilities in conjunction with Pacific Power. See--MINING
PROPERTIES under Item 2.

	  WESTERN PRODUCTION.  Western Production's capital program is
planned	to be devoted primarily	to oil and gas development
drilling in Texas and the Rocky	Mountain Region.  Secondary
emphasis will be on production acquisitions and	exploration
drilling.  The capital program is planned to be	financed with
internally generated funds and approximately $3	million	of short-
term bank borrowings.


	 	 	      COAL SALES

	  CONTRACT TO SUPPLY COAL TO NEIL SIMPSON UNIT #2.  Black
Hills Power and	Wyodak Resources entered into the Restated and
Amended	Coal Supply Agreement for Neil Simpson Unit #2 on
February 12, 1993.  Under this agreement, Wyodak Resources agrees
to supply all of the fuel requirements for Neil	Simpson	Unit #2
for its	useful life and	reserve	20 million tons	of coal	reserves
for that purpose.  Black Hills Power made a commitment to both
the SDPUC and the WPSC that coal would be furnished and	priced as
provided by this agreement for the life	of the plant.

	  Under	this agreement,	Wyodak Resources agrees	that its
earnings from coal sales to Black Hills	Power (including the 20
percent	share on the Wyodak Plant and all sales	to Black Hills
Power's	other plants) will be limited to a return on Wyodak
Resources' original cost, depreciated investment base.	The
return agreed to is 4 percent (400 basis points) above A-rated
utility	bonds to be applied to a new investment	base each year.
In addition, Wyodak Resources committed	to further reduce the
coal price for coal to be used in any of Black Hills' power plants during the period of time that under prudent dispatch that
power plant would not have been	operated if it were not	for the
discounted price of coal.  In South Dakota (84 percent of Black
Hills Power's electric revenues), Black	Hills Power is currently
precluded from passing on to its customers any cost of coal from
Wyodak Resources which would exceed the	same rate of return, but
the dispatch discount is an additional accommodation not applied
at this	time.

	  Since	Wyodak Resources is expected to	incur only minimal
additional capital costs to fulfill the	coal supply agreement for
Neil Simpson Unit #2, Wyodak Resources is not expected to
increase its earnings from such	sale.

	  Since	Wyodak Resources is a subsidiary of the	Company,
regulators limit the amount of Black Hills Power's coal	costs it
can include in electric	rates charged to its customers.	 The
Company	believes that the above	methodology requiring Wyodak
Resources' return on sales to Black Hills Power	to be based on an
original cost depreciated investment base will continue	to be
applied	by the SDPUC and the WPSC which	regulate approximately 89
percent	of the Company's electric sales.  However, regulatory
commissions may	in the future apply a different	methodology such
as limiting Black Hills	Power to include in rates only what the
commission determines to be a fair market purchase price of coal.
Such fair market
purchase price could be	less than what Wyodak Resources	requires
to earn	a rate of return on its	investment base.  Earnings from
the intercompany sales of coal at this time represent
approximately 7	percent	of the Company's consolidated earnings.

	  OTHER	SALES.	The coal mining	industry is highly competitive
and significant	new sales opportunities	are limited.  Wyodak
Resources operates in an area with many	other mining companies
which have substantial unused capacity.	 They, like Wyodak
Resources, have	the permits and	capability for large increases in
production.  Wyodak Resources has no train load-out facilities
and is not able	to compete for large coal sales	which require
unit train (usually 110	cars) loading capabilities, and	the
current	market price for such sales does not support the cost of
constructing the necessary facilities.	Until coal prices
substantially improve, Wyodak Resources' coal sales will be
confined to a size less	than a unit train and to sales for
consumption at or near the mine.  Wyodak Resources will	have some
increased coal sales to	fuel Neil Simpson Unit #2, but increased
profits	from those sales are unlikely.	See--COAL SALES--CONTRACT
TO SUPPLY COAL TO NEIL SIMPSON UNIT #2 under this Item 1.  No
assurances can be given	that there will	be new plants or the
degree of profitability	of any such new	coal sales.
See--CORPORATE DEVELOPMENT in this Item	1.

	  Sales	and production statistics for the last five calendar
years are as follows:


       Revenue From Sale     % Revenue
	    of Coal	   Derived From	   Tons	of Coal	Sold
Year	 (in thousands)	 Black Hills Power  (in	thousands)

1993	    $29,822	       34%	 	 3,027
1992	     28,296	       35	 	 2,958
1991	     26,138	       35	 	 2,742
1990	     26,528	       36	 	 2,908
1989	     21,456	       37	 	 2,349

	  Wyodak Resources furnishes all of the	fuel supply for	the
Wyodak Plant in	which Black Hills Power	owns a 20 percent
interest and Pacific Power an 80 percent interest.  See	Note 6 of
"Notes to Consolidated Financial Statements" appended hereto.
The price for unprocessed coal sold to the Wyodak Plant	is based
on a coal supply agreement entered into	by Black Hills Power,
Pacific	Power and Wyodak Resources in 1974 and terminating in the
year 2013. This agreement was amended and restated in 1987 as discussed below.

	  Wyodak Resources, Black Hills	Power and Pacific Power
entered	into settlement	agreements in 1987 which settled a
dispute	over the quantity of coal Pacific Power	was required to
purchase to operate the	Wyodak Plant and Pacific Power's
obligation to purchase additional coal commencing in 1990 under	a
contract which would have provided coal	for a since canceled
second unit at the Wyodak Plant.  Said agreements are referred to
as the PacifiCorp Settlement which is discussed	in "Management's
Discussion and Analysis	of Financial Condition and Results of
Operations" of the 1993	Annual Report to Shareholders of the
Company	on pages 12 through 18,	incorporated herein by reference.

	  Revenue from coal sales to the Wyodak	Plant totaled
$21,438,000 in 1993 or 72 percent of revenue for all coal sold by
Wyodak Resources.  The quantity	of coal	sold in	1993 for the
Wyodak Plant was 2,118,000 tons, as compared to	2,079,000 tons
sold in	1992.  Barring unusual periods of maintenance, the
quantity of coal for the maximum consumption capability	of the
Wyodak Plant for one year is approximately 2,100,000 tons and the
average	yearly consumption is 1,900,000.  The average consumption
is expected to continue	during the remaining 20	years of the coal
agreement.  However, from time to time,	the plant's physical
operating capabilities will affect the quantity	of coal	burned.

	  Wyodak Resources sells coal to Black Hills Power pursuant to an agreement entered into in 1977 and last amended in 1987 which is approximately the same as the original Wyodak Plant agreement
except for an additional amount	for processing the coal	and a
discount for all coal delivered	in a year in excess of 500,000
tons.  Wyodak Resources	has reserved sufficient	coal, presently
estimated at 9,000,000 tons, for the generating	plants of Black
Hills Power until such plants are retired.

	  Black	Hills Power expects its	power plants, with the
exception of the Wyodak	Plant, to continue to consume
approximately the same quantity	of coal	as in 1993 unless
unexpected mechanical failures occur.  Of the 3,027,000	tons of
coal sold by Wyodak Resources in 1993, 1,009,000 tons were sold
to Black Hills Power, 1,696,000	tons were sold to Pacific Power
and 322,000 tons were sold to others.

	  Wyodak Resources' revenue from sales of coal to Pacific
Power and Black	Hills Power as compared	to its revenue from all
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

	 	 	 ENVIRONMENTAL REGULATION

	  The Company is subject to present and	developing laws	and
regulations with regard	to air and water quality, land use, land
reclamation and	other environmental matters by various federal
and state authorities.

AIR QUALITY

	  EMISSION LIMITATIONS AT NEIL SIMPSON UNIT #2.	 One of	the
governmental permits required to build Neil Simpson Unit #2 was	a
prevention of significant deterioration	permit to be granted by
the DEQ, Division of Air Quality.  On April 14,	1993, Black Hills
Power received the permit ("PSD	Permit") allowing Black	Hills to
proceed	with the construction of Neil Simpson Unit #2.

	  The PSD Permit sets certain emission rate limitations	for
pollutants which cannot	be exceeded during the operation of Neil
Simpson	Unit #2.  Wyoming law requires that after a 120-day
start-up period, Black Hills will require an operating permit.
During the start-up period, performance	tests are conducted to
determine if the plant can be operated within the emission limitations of the PSD Permit.

	  The PSD Permit sets emission rate limitations	on
particulate, sulfur dioxide (SO2), nitrogen oxides (NOx), carbon monoxide and particulate emissions and opacity limitations. The
PSD Permit requires constant monitoring	to determine continual
compliance with	the SO2, NOx and opacity limitations.

	  The SO2 emissions are	not to exceed 0.20 lbs./MMBtu on a
two-hour rolling average and 0.17 lbs./MMBtu on	a 30-day rolling
average.  To control SO2 and particulate emissions, Neil Simpson
Unit #2	will include a circulating dry scrubber	and electrostatic
precipitator wherein the flue gases from the pulverized	coal
boiler will be treated in the scrubber with a lime reagent and
the matter will	be removed by the precipitator.	 The manufacturer
of the scrubber	and precipitator has guaranteed	particulate and
SO2 limitation emission	rates sufficient to meet the PSD Permit
limitations. The guarantee requires a six-month 100 percent availability and compliance period. The manufacturer further
guaranteed under certain conditions for	a period of five years
corrosion minimums and operation and maintenance costs.

	  The PSD Permit sets the initial NOx emission rate limitation
at 0.23	lbs./MMBtu; however, the permit	provides that during the
first two years	of operation if	Black Hills Power demonstrates
that the 0.23 lbs./MMBtu limitation can	be lowered to the
manufacturer's guarantee of 0.17 lbs./MMBtu, the Wyoming
Department of Environmental Quality reserves the right to lower
the NOx	emissions limitation permanently.

	  The method of	control	of NOx for Neil	Simpson	Unit #2	are
low NOx	burners	with overfire-air controls.  The PSD Permit does
not require any	further	devices	to remove NOx such as selective
catalytic reduction or selective noncatalytic reduction	systems.
The manufacturer of the	boiler for Neil	Simpson	Unit #2	has
guaranteed that	the boiler will	meet the NOx limitations.  The
guarantee is based upon	tests to be conducted under ideal
operating conditions during the	12 months after	commercial
operation.  The	boiler is being	designed so that a selective
catalytic reduction system could be installed if later required
to meet	the NOx	limitations.

	  The Company believes that Neil Simpson Unit #2 is being designed to meet all emission limitations. However, both the SO2
and NOx	emission limitations are some of the lowest emission
rates in the United States, and	flaws in design	or unexpected
coal quality or	other events could cause additional unexpected
capital	costs in being able to operate with these limitations.

	  EMISSIONS FROM OTHER PLANTS.	All of Black Hills Power's
generating plants are believed by management to	be operating in
full compliance	with air quality laws and regulations.
Applications for continued operation of	the Kirk power plant has
been submitted for the approval	of the South Dakota Department of
Environment and	Natural	Resources ("DENR").

	  ASBESTOS.  Black Hills Power completed the majority of the
asbestos removal work at the Osage power plant in 1993.	 This
included that removal work being performed in conjunction with the reinforcement of the walls of the three boiler units.  The
remaining asbestos at the Osage, Neil Simpson, Kirk and	Ben
French facilities is believed to be adequately encapsulated.  Its
removal	will occur as other projects necessitate or as
deterioration occurs. No cost determination has been made for the additional work required.

	  THE CLEAN AIR	ACT AMENDMENTS.	 Legislation enacted by	the
Congress of the	United States in late 1990 to amend the	Clean Air
Act will have an impact	on Black Hills Power's power plants.

	  All of the power plants other	than the Wyodak	Plant are made
up of units with generating capacity of	25 megawatts or	less and
are believed to	be exempt from most of the limitations and
requirements of	the Act.  All facilities, however, are subject to
the payment of fees calculated on the basis of tons per	year of
emissions of sulfur dioxide, nitrous oxide and particulate.  The
annual fees for	those facilities located in South Dakota totaled
approximately $25,000 for 1993.	 Fee assessments have not yet
been made for Wyoming facilities, however, it is estimated that they will not exceed $90,000.

	  According to analyses	of emissions from the plant stacks,
all four of the	power plants operated by Black Hills Power are
believed to be operating in compliance with current federal and
state law.  Black Hills	Power does not maintain	continuous
monitoring on all of these four	plants,	and unexpected changes in
coal quality or	problems with plant operations can cause
violations which could result in penalties being imposed in the
future.	 Black Hills Power endeavors to	operate	the plants to
prevent	such excursions, but the potential remains for human
error and equipment failure.

	  The Wyodak Plant is equipped with sulfur removal equipment
and the	plant is already in compliance with the	new sulfur
emissions requirements of the Clean Air	Act.  New equipment is
not necessary to bring the facility in compliance with the NOx
requirements of	the Act, but continuous	monitoring equipment for
NOx has	been purchased and installed at	a cost to

Black Hills Power of $147,000.	The amendments do require a
three-year study on designated hazardous pollutants which may
result in future regulations, but the impact of	that study on the
Wyodak Plant is	not yet	known.

	  AIR ALLOWANCES.  The Clean Air Act Amendments	put into place
a program designed to allow each affected facility to emit into
the atmosphere on an annual basis only that quantity of	sulfur
dioxide	for which it has authorization by virtue of its	control
of air allowances.  An air allowance is	a right	to emit	one ton
of sulfur dioxide.  These allowances are transferable between facilities and can be sold to other owners of power production
facilities.  As	a result of the	pollution control equipment
already	in place at the	Wyodak Plant, the Company will be granted
beginning in the year 2000 approximately 1,800 allowances per
year in	excess to the needs of its 20 percent interest in the
Wyodak Plant.

	  None of the Company's	existing wholly	owned power plants
will require air allowances.  Neil Simpson Unit	#2 will	require
approximately 850 air allowances each year beginning in	2000.
Allowances required for	Neil Simpson Unit #2 will come from the
allowances allocated as	the Company's share of the Wyodak Plant.

	  By voluntarily complying with	the requirements of Phase I of
the Clean Air Act Amendments, and obtaining approval from the
Environmental Protection Agency, the Company is	expected to be
able to	receive	an advance of its air allowances at the	Wyodak
Plant for the years 1995 and 1996, that	can in turn be sold.
This requires a	host unit Phase	I facility to substitute the
Wyodak Plant air allowances for	its requirements.  The Company
has located a host unit	Phase I	facility and entered into an
agreement for the sale of a portion of the Company's allowances
as a substitution unit,	with the allowances to be taken	by the
host unit sometime after 1995.	This transaction is subject to
EPA approval, which is expected	to require the Company to then
pay these allowances back to EPA ten to	twenty years after the
sale.

	  Additional sales of allowances prior to the year 2000	by
facilities voluntarily complying with Phase I appear to	be in
serious	doubt in view of recent	Environmental Protection Agency
proposed action.

	  Whether funds	received from the sale of air allowances can
be retained by the electric utility or flowed through to the
benefit	of the customers has yet to be determined in the
Company's regulatory jurisdictions.

	  NEW MAJOR EMITTING FACILITIES.  The Federal Clean Air	Act
Amendments of August 7,	1977, require states, among other things,
to classify their land into control areas to prevent significant deterioration of air quality wherein certain limitations in
ambient	air quality will be established	so as to allow new major
emitting facilities (as	defined) to be constructed in those areas
only if	the particulate	emissions therefrom together with
existing emissions would not cause the ambient air in that area
to exceed those	limitations.  Wyodak Resources is presently
authorized to mine up to 10,000,000 tons per year under	its
permit and existing clean air laws and regulations and the Neil
Simpson	#2 power plant has been	permitted at that site.

WATER QUALITY

	  All of the power plants operated by Black Hills Power
require	permits	under the National Pollutant Discharge
Elimination System.  Renewal applications for the permits for the
Ben French and the Kirk	power plants have been submitted to the
DENR, and the permits for the other facilities are current, including authorizations for storm water discharge.

	  The Osage plant has recently experienced an inability	to
meet the permit	levels for pH at one of	its discharge points.
The nature of the ash generated	at the facility	is believed to be
the source of the high pH values.  The utilization of the new
discharge pond at the site has resulted	in a shorter period of
time to	allow the pH to	neutralize.

	  Black	Hills Power has	been working closely with the DEQ and
has hired a consultant in an effort to resolve the problem.  In-
plant treatment	efforts	have not proven	successful.  CO2
injection equipment currently being installed at the discharge point is expected, however, to return the effluent to an
acceptable pH level.  In the event this	effort fails, it will be
necessary to seek a modification of the	permit and utilize a
sulfuric acid treatment.  The cost of the project including the
CO2 equipment is not expected to exceed	$20,000.

	  No penalties,	claims or actions have been taken against the
Company	because	of the discharge levels, and none are expected.
The other plants are in	compliance with	their stated permit
discharge levels.

	  Pollution prevention plans are in place for the plant
facilities, and	the current Spill Prevention Control and
Countermeasures	plans are in the process of being updated, and
will include hazardous materials contingency plans.

LAND QUALITY

	  SOLID	WASTE DISPOSAL.	 Black Hills Power disposes of power
plant wastes from its Ben French, Kirk and Osage power plants at
several	locations at or	near each of said plants.  Such	disposal
is done	under authority	of permits either issued or under
temporary authority pending action on applications.  An
application has	been submitted seeking the expansion of	the
current	ash disposal site for the Ben French power plant and is
under consideration by the DENR.  At Osage, a permit was granted
for the	new ash	dam facility, and use began in October 1993.
Applications are pending for reclamation of a historic disposal
site at	Osage, for renewal and expansion of its	landfill permit,
and for	closure	of the old ash dam.  Management	is not aware of
any unusual problems which may arise from locating new sites or
from maintaining the existing disposal sites in	full compliance
with the law.

	  RECLAMATION.	Under federal and state	laws and regulations,
Wyodak Resources is required to	submit to and receive approval
from the DEQ for a complete mining and reclamation plan	(Plan)
which provides for the orderly mining, reclaiming and restoring
of all land in conformity with all laws	and regulations	relating
thereto. The current approved State Program Permit (Permit) authorizes Wyodak Resources to mine coal for a period of five
years up to 1995 in compliance with the	Plan and all conditions
of the Permit.	The Permit is subject to annual	reporting and
must be	renewed	after extensive	review every five years, at which
time the DEQ may impose	further	conditions.  In	1992 Wyodak
Resources received a modification of its Permit	to include an
additional 37,300,000 tons of reserves acquired	through	coal
lease modifications.

	  The Permit imposes a variety of conditions which the DEQ
believes are required to comply	with applicable	laws and
regulations and	to establish reclamation with a	minimal	impact on
land, water and	air.  These conditions are continuing and require
monitoring of water and	land that could	reveal factors unknown at
this time.  The	exact costs of complying with these conditions
cannot be accurately ascertained until years later when reclamation is completed.

	  Conditions which could result	in material unexpected
increases in costs of reclamation relate to three depressions, the existing south pit depression and an additional north pit
depression and north extension depression which	will result from
future mining.	Because	of the thick coal seam and relatively
shallow	overburden, the	present	Plan for restoration leaves areas
of the mine that will have limited reclamation potential because
of their location in depressions with interior drainage	only.
While the DEQ has allowed these	depressions in the present Plan
as modified, the DEQ has reserved the right to review and
evaluate future	mining plans proposed by Wyodak	Resources.  Such
plans are reviewed for the feasibility and desirability	of
causing	Wyodak Resources to place additional overburden	generated
elsewhere for the purpose of reducing the depressions if the DEQ finds that the placement is necessary to prevent degradation of
more acres than	expected.  Each	time Wyodak Resources files an
application to mine additional coal reserves, the DEQ extensively
reviews	the reclamation	of the depressions.  The DEQ has allowed
the depressions	at the minimum acres specified,	and subject to
the maintenance	of water quality at the	sites.	Exceedence of the
acreage	limitations or degradation of water quality could result
in additional requirements being placed	upon Wyodak Resources,
including the placement	of additional quantities of overburden in
the depressions	and restoring water quality.  The extent and
costs of reclaiming the	depressions and	other reclamation
requirements that may be imposed upon Wyodak Resources cannot be accurately ascertained at this time.

	  The cost of reclaiming the land is accrued as	the coal is
mined.	While the reclamation process takes place on a continual
basis, much of the reclamation occurs over an extended period
after the area is mined.  Approximately	$650,000 is charged to
operations as reclamation expense annually.  As	of December 31,
1993, accrued reclamation costs	were approximately $7,290,000.

	  Wyodak Resources supports reclamation	procedures which are
economically feasible and consistent with sound	environmental
practices, but it can give no assurances that it will be successful in doing so.

GENERAL

	  PCB's.  The Company's	electrical system contains an
undetermined number of polychlorinated biphenyl	(PCB or	PCB's)
contaminated transformers.  PCB's are believed to have cancer
causing	and toxic effects on humans and	are heavily regulated in
their use and disposal as a toxic substance at levels in excess
of 50 parts per	million.  Black	Hills Power is beginning its
third year of a	five-year testing program that is intended to
remove PCB contaminated	transformers.  If PCBs are present in
levels above 50	parts per million, the equipment is removed from
the system and disposed	of in accordance with the current federal
Toxic Substances Control Act.  A concern is always present that
an incident involving a	PCB contaminated transformer could result
in substantial cleanup costs for the Company. Those incidents which might involve a fire or the release of PCB-contaminated oil
into a waterway	are of the greatest concern and	result in
substantial damage claims.

	  PCB-contaminated equipment and oils at levels	below 50 parts
per million are	disposed of through a licensed facility	located
in Colman, South Dakota.  Those	items with contamination at
higher levels are transported and disposed of through an EPA
permitted incineration facility	located	in Deer	Park, Texas.
Black Hills Power has exclusively used these facilities	for a
number of years, and its management believes the disposal
contractors are	operating their	respective facilities in full
compliance with	governmental regulation.

	  OIL RELEASES.	 Two unauthorized oil releases occurred	in
1993 as	a result of equipment owned by Black Hills Power.  Both
involved minor quantities of petroleum products	and only minimal
remedial measures were required	by the DENR.  No penalties,
claims or actions have been taken against the Company because of the releases, and none are expected.

	  UNDERGROUND STORAGE TANKS.  Black Hills Power	does not have
any underground	storage	tanks in operation at this time.  The
residual contamination from underground	storage	tanks that were
removed	from the Wyodak	Resources mine site was	believed to have
caused some contamination of ground waters.  The DEQ, however,
has not	required any further remediation action	at the site.

	  BEN FRENCH OIL SPILL.	 Assessment and	remediation efforts
have continued during 1993 on Black Hills Power	property located
near the Ben French power plant.  The extensive	contamination of
the site with fuel oil is historic, but	was discovered in 1990
and 1991 when the Company took steps to	cleanup	a release caused
by an overflow that had	resulted from an equipment failure.  The
Company	hired experts to aid in	the assessment and remediation
and has	worked closely with the	DENR.

	  Soil borings and the operation of monitoring wells on	the
perimeters of Black Hills Power's property show	no indication of
contamination beyond Black Hills Power's property at this time.
The confinement	of the contamination is	attributed to the contour
of the land at the site. The fuel oil is, however, migrating toward a natural drainage area which could allow it to enter area
waterways.  In such event, the clean-up	costs could be greatly
increased.  In order to	prevent	such an	occurrence, one	duct-bank
remediation system is currently	in place and a second such system
is expected to be installed in 1994.  These systems are	designed
to channel the oil to a	recovery location.

	  Additional monitoring	wells were installed in	the area
during 1993, and fuel oil as a free product continues to be
removed	from the site on a weekly basis.  Although the quantity
of free	product	being removed is greatly diminished from that
earlier	recovered, no time frame for the completion of the
remediation work has been established.

	  Costs	for the	cleanup	in excess of $20,000 are expected to
be reimbursed from the South Dakota Petroleum Release
Compensation Fund up to	a $1,000,000 limit.  To	date, no
penalties, claims or actions have been taken or	threatened
against	the Company because of this release.  No assurances can
be given, however, that	no actions will	be taken or what the
eventual cost of this cleanup will be.

	  MUSH CREEK CLEANUP.  In 1993 Western Production undertook
the clean-up of	an unpermitted oil disposal site located near its
facilities outside Newcastle, Wyoming.	The initial disposal at
the site is believed to	have occurred sometime in 1983 or 1984
before Western Production ownership.  The crude	oil and	some
contaminated soils have	been removed from the site and properly
disposed of under the authorizations of	the DEQ.  The Company
intends	to apply for the renewal of the	existing solid waste
permit for the remediation of the site.	 The extent of the
remaining clean-up effort required is not known	at this	time.
Western	Production plans further testing of soils and groundwater
in the area of the site	to determine the potential costs.

	  The clean-up effort was begun	in cooperation with other
businesses who had used	the disposal site, but in view of the
higher-than-expected costs, disputes have now surfaced over
responsibility for the cleanup.	 The cost of the project to date
exceeds	$140,000, but future costs remain undetermined pending
further	site assessment.  To date, only	$7,500 of these	costs
have been paid by others.

ELECTROMAGNETIC	FIELDS

	  The SDPUC has	opened a docket	to study electromagnetic
fields ("EMF") issues.	A number of studies have examined the
possibility of adverse health effects from EMF.	 Certain states
have enacted regulations to limit the strength of magnetic fields
at the edge of transmission line rights-of-way.	 None of the
jurisdictions in which Black Hills Power operates has adopted
formal rules or	programs with respect to EMF or	EMF
considerations in the siting of	electric facilities.  Black Hills
Power expects that public concerns will	make it	more difficult to
site and construct new power lines and substations in the future.
It is uncertain	whether	Black Hills Power's operations may be
adversely affected in other ways as a result of	EMF concerns.
Black Hills Power is designing all new transmission lines under
EMF standards adopted by other states so as to minimize	the EMF
effect.

SUMMARY

	  The Company makes ongoing efforts to comply with new as well
as existing environmental laws and regulations to which	it is
subject.  It is	unable to estimate the ultimate	effect of
existing and future environmental requirements upon its operations.


	 	 	 EMPLOYEES

	  At December 31, 1993,	the number of employees	of the Company
(including Black Hills Power), Wyodak Resources	and Western
Production were	359, 58	and 42,	respectively, for a total of 459
employees.


	 	 	 CORPORATE DEVELOPMENT

	  The Company's	strategic plan for corporate development
includes the plan to search for	opportunities for growth in its
present	business segments.  The	Company's primary focus	will be
in the development of additional mine-mouth power plants and Wyodak Resources' coal mine.

	  To encourage the further development of Wyodak Resources'
coal and to continue to	assure the availability	of electric
generation in the future, the Company's	plan is	to cause Black
Hills Power to participate in the construction of new generating facilities as they are needed by Black Hills Power either
individually, with other traditional electric utilities	or non-
utility	entities at Wyodak Resources' mine.  See--ELECTRIC POWER
SALES AND SERVICE TERRITORY--FUTURE WHOLESALE OPPORTUNITIES and
COMPETITION IN ELECTRIC	UTILITY	BUSINESS under this Item 1.

	  Management believes that surplus power in the	western	United
States is decreasing and estimates that	new plants will	be
required in the	middle to late 1990's.	Due to a four- to six-
year lead time to construct plants, management believes	the
planning process should	be in process.

	  Management is	continuing to explore the possibility of the
Company	engaging in the	business, either by itself or in concert
with others, of	an exempt wholesale generator.	This generation
would be designed to sell power	to traditional electric	utilities
other than Black Hills Power.  (See the	discussion of the new
Energy Policy Act of 1992 under	COMPETITION IN ELECTRIC	UTILITY
BUSINESS--COMPETITION IN ELECTRIC GENERATION under this	Item 1.)
The negative aspects of	being able to engage in	that business are
the small size and lack	of resources of	the Company.  The
independent power producing business is	concentrating in
companies of a much larger size	than the Company.  However, the
Company	does have expertise in the power generation business and
the potential for low-cost generation at Wyodak	Resources' coal
mine, the site of the Wyodak Plant, Neil Simpson Unit #1 and Neil
Simpson	Unit #2.  If the Company is precluded from generating its
own electric power needs, it may find a	niche in the independent
power business.

	  Western Production continues to locate opportunities to
acquire	existing oil and gas production, to develop additional
oil reserves by	drilling and to	investigate investing in oil and
gas working interests with other entities. Opportunities depend on the sensitivity of oil and gas prices that are all beyond the
control	of Western Production.

	 	 	      SIGNATURES

     Pursuant to the requirements of the	Securities Act of
1934, the Registrant has duly caused this amendment to be
signed on its behalf by	the undersigned, thereunto duly	authorized.

	 	 	 	       BLACK HILLS CORPORATION

	 	 	 	    By	       ROXANN R. BASHAM
	 	 	 	 	  Roxann R. Basham
	 	 	 	 	  Corporate Secretary and Treasurer

Dated:	March 17, 1994