Form 10-Q
period 1994-03-31
BLACK HILLS CORP
filed 1994-05-13
CIK 12400

Securities and Exchange Commission
                               Washington, D.C.  20549

                                      Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1994.

                                         OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      For the transition period from _______________ to _______________.


      Commission File Number 1-7978


                               Black Hills Corporation
       Incorporated in South Dakota      IRS Identification Number 46-0111677

                                  625 Ninth Street
                           Rapid City, South Dakota  57709

                    Registrant's telephone number (605)-348-1700


                                        NONE
      Former name, former address, and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X                               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

                 Class                             Outstanding at April 30, 1994

      Common stock, $1.00 par value                     14,311,336 shares





                               BLACK HILLS CORPORATION

                                      I N D E X


                                                                   Page
                                                                   Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets-                            2-3
            March 31, 1994, December 31, 1993,
            and March 31, 1993

           Consolidated Statements of Income-                      4-5
            Three and Twelve Months
            Ended March 31, 1994 and 1993

           Consolidated Statements of Cash Flows-                  6-7
            Three and Twelve Months
            Ended March 31, 1994 and 1993

           Consolidated Statements of Shareholders' Equity-        8
            Three and Twelve Months Ended
            March 31, 1994 and 1993

           Notes to Consolidated Financial Statements              9

Item 2.    Management's Discussion and Analysis of                 9-12
            Financial Position and Consolidated
            Statements of Earnings


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                       13


Signatures                                                         14













                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                               March 31        December 31     March 31
                                 1994              1993          1993
                                              (in thousands)
Assets
Current assets:
  Cash and cash equivalents   $ 16,787         $  7,866        $  3,754
  Short-term investments        26,225           24,217          16,771
  Receivables-
    Customers                   10,931           12,415           9,516
    Other                        2,524              901           2,060
  Materials, supplies,
   and fuel                      7,013            6,765           6,918
  Prepaid expenses               1,409            1,638           1,538
                                64,889           53,802          40,557

Property and investments:
  Electric                     347,805          341,852         322,456
  Coal mining                   52,357           51,670          44,838
  Oil and gas                   32,993           32,371          29,907
  Other                          3,400            7,250          22,242
                               436,555          433,143         419,443

Less accumulated depreciation
 and depletion                (148,704)        (144,492)       (137,726)

  Net property and
   investments                 287,851          288,651         281,717

Deferred charges:
  Federal income taxes           7,317            7,271           8,647
  Other                          3,407            3,129           2,522
                                10,724           10,400          11,169

     Total                    $363,464         $352,853        $333,443


            See accompanying notes to consolidated financial statements.
/TABLE

                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                              March 31         December 31     March 31
                                1994               1993          1993
                                              (in thousands)

Liabilities and Capitalization
Current liabilities:
   Current maturities of
    long-term debt            $  2,090         $  3,542        $  4,297
   Notes payable                21,668           11,768           7,184
   Accounts payable              6,257            9,535           6,625
   Accrued liabilities-
     Income taxes                2,818              204           2,538
     Other taxes                 6,671            5,379           6,626
     Interest                    2,200            1,700           2,702
     Fuel and purchased
      power refunds              1,200            1,375           2,170
     Other                       6,085            6,023           5,748
                                48,989           39,526          37,890

Deferred credits:
   Federal income taxes         36,581           36,705          37,129
   Investment tax credits        5,901            6,027           3,041
   Reclamation costs             7,441            7,290           6,813
   Regulatory liability          6,912            6,912           8,159
   Other                         3,180            3,030           2,617
                                60,015           59,964          57,759

Capitalization:
   Common stock equity-
     Common stock               14,307           14,270          13,707
     Additional paid-in
      capital                   44,184           43,420          30,414
     Retained earnings         111,485          110,399         106,890
   Total common stock equity   169,976          168,089         151,011
   Long-term debt               84,484           85,274          86,783
                               254,460          253,363         237,794

        Total                 $363,464         $352,853        $333,443


            See accompanying notes to consolidated financial statements.
/TABLE

                               BLACK HILLS CORPORATION

                          Consolidated Statements of Income
                                     (unaudited)
                               Three Months              Twelve Months
                                 March 31                   March 31
                            1994          1993          1994        1993
                                           (in thousands)
Operating revenues:
   Electric               $25,870       $24,640      $ 99,385    $ 98,781
   Coal mining              7,179         7,319        29,682      28,847
   Oil and gas              2,611         2,416        11,591       9,628
                           35,660        34,375       140,658     137,256

Operating expenses:
   Fuel and purchased
    power                   9,994         8,530        37,961      37,873
   Operations &
    maintenance             6,917         7,674        29,880      30,655
   Administrative and
    general                 1,967         2,392         7,935       8,646
   Depreciation, depletion
    and amortization        4,493         3,405        17,139      13,884
   Taxes, other than
    income taxes            2,610         2,394        10,259       8,694
                           25,981        24,395       103,174      99,752

Operating income:
   Electric                 6,605         6,611        23,976      24,420
   Coal mining              2,963         2,924        12,398      11,660
   Oil and gas                111           445         1,110       1,424
                            9,679         9,980        37,484      37,504
Other (income) and
 expense:
   Interest expense         2,147         2,165         8,798       8,896
   Investment income         (347)         (418)       (1,668)     (2,953)
   Allowance for
    funds used during
    construction             (360)         (154)         (935)       (468)
   Other                       68          (133)         (273)     (1,283)
                            1,508         1,460         5,922       4,192

Income before income
 taxes                      8,171         8,520        31,562      33,312
Income taxes               (2,371)       (2,417)       (8,920)     (9,159)
   Net income available
    for common stock      $ 5,800       $ 6,103      $ 22,642    $ 24,153

Weighted average common
 shares outstanding        14,275        13,705        13,954      13,696

Earnings per share        $  0.41       $  0.45      $   1.62    $   1.76

Dividends paid per share
 of common stock          $  0.33       $  0.32      $   1.29    $   1.25



            See accompanying notes to consolidated financial statements.
/TABLE

                               BLACK HILLS CORPORATION

                        Consolidated Statements of Cash Flows
                                     (unaudited)
                                    Three Months           Twelve Months
                                      March 31                March 31
                                   1994       1993       1994        1993
                                               (in thousands)
Cash flows provided from
 (used for) operating
 activities:

  Net Income                    $ 5,800    $ 6,103    $22,642     $24,153

  Principal non-cash items-
   Depreciation, depletion,
   and amortization               4,493      3,405     17,139      13,884

   Deferred income taxes and
   investment tax credits,
   net                              204        107      1,139         899

   Allowance for other funds
   used during construction        (162)       (61)      (434)       (124)

  (Increase) decrease in
  receivables, inventories,
  and other current assets         (158)       131     (1,845)        (94)

  Increase (decrease) in other
  current liabilities             1,015       (369)    (1,178)      5,685

  Other, net                       (484)       613      3,155          19
                                 10,708      9,929     40,618      44,422
Cash flows provided from
 (used for) investment
 activities:

  Neil Simpson Unit #2
  construction costs,
  excluding allowance for
  other funds used during
  construction                   (4,302)      (638)   (16,339)     (1,902)

  Other property additions,
  excluding allowance for
  other funds used during
  construction                   (3,437)    (3,680)   (27,039)    (26,157)


  Short-term investments
  purchased                      (7,525)    (8,118)   (31,012)    (28,486)

  Short-term investments
  sold                            5,517      7,446     21,558      32,056

  Proceeds from sale of
  long-term investments           4,215          -     18,946           -

                                 (5,532)    (4,990)   (33,886)    (24,489)

Cash flows provided from
 (used for) financing
 activities:

  Dividends paid                 (4,714)    (4,386)   (18,047)    (17,122)

  Common stock issued               801        136     14,370         553

  Increase (decrease) in
  short-term notes                9,900       (800)    14,484       1,200

  Long-term debt retired         (2,242)    (1,902)    (4,506)     (3,959)

                                  3,745     (6,952)     6,301     (19,328)
  Increase (decrease) in
  cash and cash equivalents       8,921     (2,013)    13,033         605

Cash and cash
equivalents:

  Beginning of period             7,866      5,767      3,754       3,149

  End of period                 $16,787    $ 3,754    $16,787     $ 3,754

Supplemental disclosure
of cash flow information

  Cash paid during the
  period for:

   Interest                     $ 1,647    $ 1,630    $ 9,300     $ 9,086

   Income taxes                 $     -    $ 2,525    $ 7,825     $ 9,254


     See accompanying notes to consolidated financial statements.
/TABLE

                               BLACK HILLS CORPORATION

                         Statements of Shareholders' Equity
                                     (unaudited)
                                  Three Months          Twelve Months
                                    March 31               March 31
                                 1994      1993        1994       1993
                                            (in thousands)
Common stock:

 Beginning of period         $ 14,270  $ 13,701    $ 13,707   $ 13,682

 Issuance of $1 par
  value shares                     37         6         600         25

   End of period               14,307    13,707      14,307     13,707

Additional paid-in
 capital:

 Beginning of period           43,420    30,284      30,414     29,886

 Excess of proceeds
  over par value of
  stock issued                    753       132      14,406        530

 Expenses related to
  issuance of stock                11        (2)       (636)        (2)

   End of period               44,184    30,414      44,184     30,414

Retained earnings:

 Beginning of period          110,399   105,173     106,890     99,859

 Net income                     5,800     6,103      22,642     24,153

 Cash dividends on
  common stock                 (4,714)   (4,386)    (18,047)   (17,122)

  End of period               111,485   106,890     111,485    106,890

  Total shareholders'
   equity                    $169,976  $151,011    $169,976   $151,011
/TABLE

                               BLACK HILLS CORPORATION

                     Notes to Consolidated Financial Statements
          (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report)

(1)  Management's Statement

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 1994, December 31, 1993, and March 31, 1993, financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year.

             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

Liquidity, Capital Resources, and Commitments

     In the past the Company has depended upon internally generated funds, issuance of short and long-term debt, and sales of preferred and common stock to finance its activities. It is expected future activities will also be financed by the most appropriate mix of these various sources of funds.

     The Company currently has bank lines of credit totaling $40,000,000 which provides for interim borrowings and the opportunity for timing of permanent financing. At March 31, 1994, the Company had borrowings of $21,600,000 outstanding under these lines of credit.

     Additional long-term financing will be needed in 1994 and 1995 to finance Neil Simpson Unit #2, an 80 MW coal-fired generating plant, located adjacent to Wyodak Resources Development Corp.'s coal mine. The Company estimates that approximately $87,000,000 of debt and $3,500,000 of additional equity will need to be issued. The Company plans to raise the additional equity through the Company's Employee Stock Purchase Plan and Dividend Reinvestment Plan. These additional financings are expected to increase the debt component of the Company's capital structure from 33 percent at March 31, 1994, to approximately 45 percent to 48 percent by 1996. Total construction costs of the plant are estimated at $124,889,000. The Company has incurred approximately $19,000,000 of costs related to the plant and such costs are reflected in the Company's Balance Sheet at March 31, 1994. The plant will be fueled by coal from the Wyodak mine, air cooled, and is expected to meet all Clean Air Act requirements. Construction commenced at the plant site in August 1993 and is scheduled to be completed by the end of 1995.

Results of Operations

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining, and oil and gas production.

     Consolidated income was $5,800,000 for the three months ended and $22,642,000 for the twelve months ended March 31, 1994, a decrease of $303,000 and $1,511,000 for the three and twelve month periods, respectively.

     The decrease in earnings for the first quarter was primarily due to a $439,000 decrease in earnings from the oil and gas operations. The decrease in earnings from the oil and gas operations was caused by increased depletion expense resulting from an increase in production and lower oil prices.

     The decrease in earnings for the twelve months ended March 31, 1994, was due to an increase in depreciation, depletion, and interest expense resulting from an increase in capital expenditures and low oil prices. Interest income decreased due to a decrease in the amount of cash available for investments and lower interest rates. The coal mining operations earnings included a $1,400,000 pre-tax benefit recognized on the PacifiCorp Coal Settlement in the second quarter of 1992.

     Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                           Three Months Ended        Twelve Months Ended
                                March 31                    March 31
                          1994           1993         1994          1993

Revenue
Electric                    73%            72%          71%           72%
Coal mining                 20             21           21            21
Oil and gas                  7              7            8             7

                           100%           100%         100%          100%
Net Income

Electric                    59%            53%          50%           49%
Coal mining                 43             42           47            47
Oil and gas                 (2)             5            3             4

                           100%           100%         100%          100%

     Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                           Three Months Ended        Twelve Months Ended
                                March 31                    March 31
                          1994           1993         1994          1993
                                          (in thousands)
Capital Expenditures
(includes AFDC)
Neil Simpson
 Unit #2                $4,454         $  638      $16,608       $ 1,902
Other electric           1,859          1,958       13,040        16,121
Coal mining                687            355        7,758         5,342
Oil and gas                901          1,428        6,406         4,818
                        $7,901         $4,379      $43,812       $28,183

Depreciation,
Depletion, and
Amortization

Electric                $2,588         $2,438       $10,103      $ 9,644
Coal mining                573            460         2,065        1,575
Oil and gas              1,332            507         4,971        2,665
                        $4,493         $3,405       $17,139      $13,884

The Wyodak Plant will be out of service for maintenance four to six weeks in the second quarter of 1994. The Company estimates this will decrease 1994 coal sales by approximately 250,000 tons as compared to the prior year. The Wyodak Plant was last out of service for maintenance in the fall of 1991.

Electric Operations

     Electric revenue increased 5 percent and 0.6 percent for the three and twelve months ended March 31, 1994, respectively, due to an increase in purchased power costs flowed through to the electric customers offset by a decrease in firm kilowatthour sales. Firm kilowatthour sales decreased one percent in the first quarter and were relatively flat for the twelve month period. The decrease in firm kilowatthour sales in the first quarter was primarily related to milder winter weather. Degree days, a measure of weather trends, were 4 percent below normal for the first quarter of 1994 compared to 8 percent above normal for the first quarter of 1993. Purchased power expense was abnormally low in 1993 due to a refund received on the Colstrip purchased power contract flowed back to customers in 1993.

     Electric expenses increased 6.9 percent and 1.4 percent for the three and twelve months ended March 31, 1994, compared to the same periods last year. The increase in expenses was primarily due to the increase in purchased power costs, depreciation, and property taxes.



Mining Operations

     Mining revenue decreased 2 percent for the three months ended March 31, 1994, and increased 3 percent for the twelve months ended March 31, 1994, compared to the same periods last year. Tons of coal sold decreased 7 percent and 2 percent for the three and twelve month periods compared to the corresponding periods last year.

     Mining operating expenses decreased 4 percent for the three month period and increased 1 percent for the twelve months ended March 31, 1994. The decrease in mining expenses in the first quarter was primarily due to the decrease in tons of coal sold offset by an increase in depreciation expense.

     Non-operating income decreased $336,000 and $1,869,000 for the three and twelve months ended March 31, 1994. The Company recognized a $1,400,000 non-cash pre-tax gain during the second quarter of 1992 related to the assumption by PacifiCorp of certain liabilities relating to the existing coal handling facilities. Non-operating income also decreased due to a decrease in interest income attributable to lower interest rates.

Oil and Gas Production Operations

     Oil and gas production revenue which represents less than 10 percent of consolidated revenue increased 8 percent and 20 percent for the three and twelve months ended March 31, 1994, directly related to an increase in equivalent barrels of oil sold as a result of the Company's 1993 drilling program offset by lower oil prices. Equivalent barrels of oil sold increased 60 percent for the three and twelve month periods. A decrease in the price of oil offset the impact of increased production.

     Operating expenses increased approximately 27 percent for the three and twelve months ended March 31, 1994, primarily due to an increase in depletion expense resulting from the increase in production and lower oil prices.

                               BLACK HILLS CORPORATION

                             Part II - Other Information


Item 1.     Legal Proceedings

            There are no legal proceedings to be reported on as of the date of this report.

                              BLACK HILLS CORPORATION

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BLACK HILLS CORPORATION


                              /s/ Dale E. Clement
                              Dale E. Clement, Senior Vice President-Finance (Principal Financial Officer)


                              /s/ Gary R. Fish
                              Gary R. Fish, Controller
                              (Principal Accounting Officer)


Dated:    May 13, 1994