Form 10-Q
period 1994-06-30
BLACK HILLS CORP
filed 1994-08-12
CIK 12400

Securities and Exchange Commission
                               Washington, D.C.  20549

                                      Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1994.

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

                 Class                           Outstanding at July 31, 1994

      Common stock, $1.00 par value                     14,347,302 shares





                               BLACK HILLS CORPORATION

                                      I N D E X


                                                                   Page
                                                                   Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets-                            2-3
            June 30, 1994, December 31, 1993,
            and June 30, 1993

           Consolidated Statements of Income-                      4
            Three, Six, and Twelve Months
            Ended June 30, 1994 and 1993

           Consolidated Statements of Cash Flows-                  5-6
            Three, Six, and Twelve Months
            Ended June 30, 1994 and 1993

           Consolidated Statements of Shareholders' Equity-        7
            Three, Six, and Twelve Months Ended
            June 30, 1994 and 1993

           Notes to Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis of                 8-12
            Financial Position and Consolidated
            Statements of Earnings


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                       13

Item 4.    Submission of Matters to a Vote of
           Security-Holders                                        13

Item 5.    Other Information                                       13

Item 6.    Exhibits and Reports on Form 8-K                        13


Signatures                                                         14







                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                                June 30        December 31      June 30
                                 1994              1993          1993
                                              (in thousands)
Assets
Current assets:
  Cash and cash equivalents   $ 13,476         $  7,866        $  1,068
  Short-term investments        23,101           24,217          15,385
  Receivables-
    Customers                   12,306           12,415           9,981
    Other                        2,052              901           1,909
  Materials, supplies,
   and fuel                      6,726            6,765           6,676
  Prepaid expenses               1,160            1,638           1,351
                                58,821           53,802          36,370

Property and investments:
  Electric                     365,614          341,852         327,401
  Coal mining                   52,157           51,670          45,403
  Oil and gas                   35,527           32,371          31,300
  Other                          2,700            7,250          22,243
                               455,998          433,143         426,347

Less accumulated depreciation
 and depletion                (152,551)        (144,492)       (141,060)

  Net property and
   investments                 303,447          288,651         285,287

Deferred charges:
  Federal income taxes           7,314            7,271           7,827
  Other                          3,755            3,129           3,426
                                11,069           10,400          11,253

     Total                    $373,337         $352,853        $332,910



/TABLE

                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                               June 30         December 31      June 30
                                1994               1993          1993
                                              (in thousands)

Liabilities and Capitalization
Current liabilities:
   Current maturities of
    long-term debt            $  2,089         $  3,542        $  3,492
   Notes payable                33,161           11,768          14,618
   Accounts payable              7,746            9,535           3,861
   Accrued liabilities-
     Income taxes                   48              204             774
     Other taxes                 5,289            5,379           5,122
     Interest                    1,589            1,700           1,760
     Fuel and purchased
      power refunds                975            1,375           1,475
     Other                       6,788            6,023           5,797
                                57,685           39,526          36,899

Deferred credits:
   Federal income taxes         37,154           36,705          34,001
   Investment tax credits        5,774            6,027           6,280
   Reclamation costs             7,550            7,290           6,981
   Regulatory liability          6,912            6,912           8,159
   Other                         3,355            3,030           2,723
                                60,745           59,964          58,144

Capitalization:
   Common stock equity-
     Common stock               14,345           14,270          13,711
     Additional paid-in
      capital                   44,941           43,420          30,514
     Retained earnings         111,144          110,399         107,076
   Total common stock equity   170,430          168,089         151,301
   Long-term debt               84,477           85,274          86,566
                               254,907          253,363         237,867

        Total                 $373,337         $352,853        $332,910



/TABLE

                                BLACK HILLS CORPORATION
                           Consolidated Statements of Income
                                      (unaudited)
                         Three Months         Six Months      Twelve Months
                            June 30            June 30           June 30
                         1994     1993      1994     1993     1994     1993
                                           (in thousands)
Operating revenues:
  Electric             $25,969  $22,854   $51,840  $47,494 $102,500  $98,545
  Coal mining            5,354    7,065    12,533   14,384   27,971   29,194
  Oil and gas            3,168    3,005     5,779    5,421   11,754   10,265
                        34,491   32,924    70,152   67,299  142,225  138,004

Operating expenses:
  Fuel and purchased
   power                11,720    8,965    21,714   17,494   40,840   37,650
  Operations and
   maintenance           6,949    7,903    13,868   15,577   29,090   31,018
  Administrative and
   general               1,553    1,999     3,519    4,392    7,434    8,437
  Depreciation,
   depletion,
   and amortization      4,392    3,982     8,886    7,386   17,550   14,493
  Taxes, other than
   income taxes          2,366    2,282     4,976    4,675   10,110    8,718
                        26,980   25,131    52,963   49,524  105,024  100,316

Operating income:
  Electric               5,057    4,479    11,661   11,090   24,554   24,421
  Coal mining            1,966    2,804     4,929    5,729   11,560   11,744
  Oil and gas              488      510       599      956    1,087    1,523
                         7,511    7,793    17,189   17,775   37,201   37,688

Other (income) and
 expense:
  Interest expense       2,331    2,246     4,477    4,411    8,883    9,009
  Investment income       (382)    (430)     (727)    (848)  (1,619)  (2,658)
  Allowance for funds
   used during
   construction           (716)     (65)   (1,076)    (218)  (1,587)    (432)
  Other                    (91)    (168)      (22)    (299)    (195)    (308)
                         1,142    1,583     2,652    3,046    5,482    5,611

Income before income
 taxes                   6,369    6,210    14,537   14,729   31,719   32,077
Income taxes            (1,986)  (1,635)   (4,356)  (4,051)  (9,270)  (8,931)
  Net income available
   for common stock    $ 4,383  $ 4,575   $10,181  $10,678  $22,449  $23,146

Weighted average common
 shares outstanding     14,324   13,709    14,305   13,707   14,107   13,701
Earnings per share       $0.31    $0.33     $0.71    $0.78    $1.59    $1.69
Dividends paid per
 share of common stock   $0.33    $0.32     $0.66    $0.64    $1.30    $1.26
/TABLE

                                BLACK HILLS CORPORATION
                          Consolidated Statements of Cash Flows
                                       (unaudited)
                              Three Months      Six Months      Twelve Months
                                June 30          June 30           June 30
                             1994    1993     1994     1993     1994     1993
                                               (in thousands)
Cash flows provided
 from (used for)
 operating activities:
  Net Income               $ 4,383 $ 4,575  $10,181  $10,678  $22,449  $23,146
  Principal non-cash items-
   Depreciation, depletion,
    and amortization         4,392   3,982    8,886    7,386   17,550   14,493
   Deferred income taxes
   and investment tax
   credits, net                450      45      653      151    1,544      916
   Allowance for other funds
   used during construction   (401)    (37)    (563)     (99)    (797)    (110)
  (Increase) decrease in
   receivables, inventories,
   and other current assets   (366)    115     (524)     246   (2,326)    (299)
  Increase (decrease) in
   other current
   liabilities              (2,796) (7,620)  (1,781)  (7,989)   3,646      591
  Other, net                  (306)    421   (1,150)   1,037    2,064    2,528
                             5,356   1,481   15,702   11,410   44,130   41,265

Cash flows provided from
 (used for) investment
 activities:
  Neil Simpson Unit #2
   construction costs,
   excluding allowance for
   other funds used during
   construction            (14,125)   (769) (18,088)  (1,407) (29,356)  (2,587)
  Other property additions,
   excluding allowance for
   other funds used during
   construction             (6,073) (6,913)  (9,489) (10,592) (26,178) (26,540)
  Short-term investments
   purchased                (7,500) (2,964) (15,025) (11,082) (35,548) (25,541)
  Short-term investments
   sold                     10,624   4,350   16,141   11,796   27,832   30,156
  Proceeds from sale of
   long-term investments       851       -    5,066        -   19,797        -
                           (16,223) (6,296) (21,395) (11,285) (43,453) (24,512)
Cash flows provided from
 (used for) financing
 activities:
  Dividends paid            (4,724) (4,387)  (9,436)  (8,774) (18,381) (17,266)
  Common stock issued          795     104    1,596      240   15,061      514
  Increase (decrease) in
   short-term notes         11,493   7,434   21,393    6,634   18,543    4,734
  Long-term debt retired        (8) (1,022)  (2,250)  (2,924)  (3,492)  (4,973)
                             7,556   2,129   11,303   (4,824)  11,731  (16,991)

  Increase (decrease)
   in cash and cash
   equivalents              (3,311) (2,686)   5,610   (4,699)  12,408     (238)
Cash and cash
 equivalents:
  Beginning of period       16,787   3,754    7,866    5,767    1,068    1,306
  End of period            $13,476 $ 1,068  $13,476  $ 1,068  $13,476  $ 1,068

Supplemental disclosure
 of cash flow information
  Cash paid during the
   period for:
   Interest                $ 2,492 $ 3,188  $ 4,588  $ 4,818  $ 8,777  $ 9,089
   Income taxes            $ 4,025 $ 4,075  $ 4,025  $ 4,250  $ 7,950  $ 7,329



/TABLE

                                 BLACK HILLS CORPORATION

                           Statements of Shareholders' Equity
                                       (unaudited)
                         Three Months         Six Months       Twelve Months
                            June 30            June 30            June 30
                         1994     1993      1994     1993      1994     1993
                                            (in thousands)
Common stock:
 Beginning of period  $ 14,307 $ 13,707  $ 14,270 $ 13,701  $ 13,711 $ 13,689
  Issuance of $1 par
  value shares              38        4        75       10       634       22
   End of period        14,345   13,711    14,345   13,711    14,345   13,711

Additional paid-in
 capital:
 Beginning of period    44,184   30,414    43,420   30,284    30,514   30,022
 Excess of proceeds
  over par value of
  stock issued             736      100     1,488      232    15,042      494
 Expenses related to
  issuance of stock         21        -        33       (2)     (615)      (2)
   End of period        44,941   30,514    44,941   30,514    44,941   30,514

Retained earnings:
 Beginning of period   111,485  106,888   110,399  105,172   107,076  101,196
 Net income              4,383    4,575    10,181   10,678    22,449   23,146
 Cash dividends on
  common stock          (4,724)  (4,387)   (9,436)  (8,774)  (18,381) (17,266)
  End of period        111,144  107,076   111,144  107,076   111,144  107,076

  Total shareholders'
   equity             $170,430 $151,301  $170,430 $151,301  $170,430 $151,301

              See accompanying notes to consolidated financial statements.
/TABLE

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

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 1994, December 31, 1993, and June 30, 1993, financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year.

             Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

Liquidity, Capital Resources, and Commitments

     In the past the Company has depended upon internally generated funds, issuance of short and long-term debt, and sales of common stock to finance its activities. It is expected future activities will also be financed by the most appropriate mix of these various sources of funds.

     The Company currently has bank lines of credit totaling $65,000,000 which provides for interim borrowings and the opportunity for timing of permanent financing. At June 30, 1994, the Company had borrowings of $33,050,000 outstanding under these lines of credit. There are no compensating balance requirements associated with these lines of credit. The Company pays a 0.125% facility fee on $50,000,000 of the existing lines.

     Additional long-term financing will be needed in 1994 and 1995 to finance Neil Simpson Unit #2, an 80 MW coal-fired generating plant, located adjacent to Wyodak Resources Development Corp.'s coal mine. The Company estimates that approximately $87,000,000 of debt and $3,500,000 of additional equity will need to be issued for the new plant.

     The Company filed a Form S-3, shelf registration for $100,000,000 first mortgage bonds, with the Securities and Exchange Commission on June 28, 1994. The registration statement became effective on July 13, 1994. The Company has not issued any bonds from this filing as of the date of this report, however they intend to in 1994 and 1995. The bonds will be used to finance Neil Simpson Unit #2 and to possibly refund some existing bonds. The Company also issued $3,000,000, City of Gillette, Campbell County, Wyoming, Environmental Improvement Revenue Bonds on June 15, 1994. The proceeds from the issue are currently held in a project fund to be disbursed to the Company periodically to reimburse expenditures on certain facilities under construction on Neil Simpson Unit #2. The bonds carry a variable rate of interest which is currently set weekly. The Company plans to raise the additional equity through the Company's Employee Stock Purchase Plan and Dividend Reinvestment Plan. These additional financings are expected to increase the debt component of the Company's capital structure from 33 percent at June 30, 1994, to approximately 45 percent to 48 percent by 1996.

     Total construction costs of the plant are estimated at $124,889,000.
The Company has incurred approximately $33,300,000 of costs related to the plant and such costs are reflected in the Company's Balance Sheet at June 30, 1994. The plant will be fueled by coal from the Wyodak mine, air cooled, and is expected to meet all Clean Air Act requirements. Construction commenced at the plant site in August 1993 and is scheduled to be completed by the end of 1995.

Results of Operations

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining, and oil and gas production.

     Consolidated income was $4,383,000 for the three months ended, $10,181,000 for the six months ended, and $22,449,000 for the twelve months ended June 30, 1994, a decrease of $192,000, $497,000, and $697,000 for the three, six, and twelve month periods, respectively.

     The decrease in earnings for the second quarter was primarily due to a $671,000 decrease in earnings from the coal mining operations. The Wyodak Plant was out of service for 35 days for maintenance during the second quarter thereby reducing the tons of coal sold by approximately 200,000 tons. Earnings from the electric operations increased $474,000 due to an increase in firm kilowatthour sales and allowance for funds used during construction. The earnings from the oil and gas operations were relatively flat for the quarter.

     The decrease in earnings for the six and twelve months ended June 30, 1994, was due to the Wyodak Plant maintenance overhaul and an increase in depreciation, depletion, and interest expense resulting from an increase in capital expenditures and low oil prices. Interest income decreased due to a decrease in the amount of cash available for investments.


     Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                  Three Months Ended   Six Months Ended  Twelve Months Ended
                         June 30            June 30            June 30
                      1994    1993       1994    1993        1994    1993

Revenue
Electric               75%     69%        74%     71%         72%     72%
Coal mining            16      22         18      21          20      21
Oil and gas             9       9          8       8           8       7

                      100%    100%       100%    100%        100%    100%

Net Income

Electric               49%     37%        55%     46%         53%     50%
Coal mining            43      55         43      48          44      46
Oil and gas             8       8          2       6           3       4

                      100%    100%       100%    100%        100%    100%

     Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                   Three Months Ended  Six Months Ended Twelve Months Ended
                         June 30            June 30             June 30
                      1994    1993       1994     1993       1994     1993
                                        (in thousands)
Capital Expenditures
(includes AFDC)
Neil Simpson
 Unit #2           $14,434   $  769    $18,549  $ 1,407    $29,935  $ 2,587
Other electric       3,654    4,792      5,491    6,750     11,881   17,639
Coal mining           (201)     760        487    1,115      6,797    4,893
Oil and gas          2,711    1,398      3,612    2,826      7,718    4,118
                   $20,598   $7,719    $28,139  $12,098    $56,331  $29,237

Depreciation,
Depletion, and
Amortization

Electric            $2,557   $2,493     $5,146   $4,930    $10,167  $ 9,756
Coal mining            560      457      1,133      918      2,168    1,615
Oil and gas          1,275    1,032      2,607    1,538      5,215    3,122
                    $4,392   $3,982     $8,886   $7,386    $17,550  $14,493




Electric Operations

     Electric revenue increased 14 percent, 9 percent, and 4 percent for the three, six, and twelve months ended June 30, 1994, respectively, due to an increase in purchased power costs flowed through to the electric customers and an increase in firm kilowatthour sales. Firm kilowatthour sales increased two percent in the second quarter and one percent for the six and twelve month periods. Purchased power expense was abnormally low in 1993 due to a refund received on the Colstrip purchased power contract which was flowed back to customers in 1993.

     Electric expenses increased 14 percent, 10 percent, and 5 percent for the three, six, and twelve months ended June 30, 1994, compared to the same periods last year. The increase in expenses was primarily due to the increase in purchased power costs, depreciation, and property taxes offset by a decrease in operations, maintenance, and administrative and general expenses.

     Non-operating income increased for the three, six, and twelve months ended June 30, 1994, primarily due to the allowance for funds used during construction recorded on the Neil Simpson Unit #2 construction project.

Mining Operations

     Mining revenue decreased 24 percent, 13 percent, and 4 percent for the three, six, and twelve month periods ended June 30, 1994, compared to the same periods last year. Tons of coal sold decreased 28 percent, 17 percent, and 9 percent for the three, six, and twelve month periods, respectively. The Wyodak Plant was out of service for 35 days for maintenance during the second quarter thereby reducing the tons of coal sold significantly.

     Mining operating expenses decreased 21 percent, 13 percent, and 6 percent for the three, six, and twelve month periods ended June 30, 1994, primarily due to the decrease in tons of coal sold.

     Non-operating income decreased $38,000, $339,000, and $817,000 for the three, six, and twelve months ended June 30, 1994, primarily due to a decrease in interest income attributable to lower interest rates.

Oil and Gas Production Operations

     Oil and gas production revenue which represents less than 10 percent of consolidated revenue increased 5 percent, 6 percent, and 15 percent for the three, six, and twelve months ended June 30, 1994, directly related to an increase in equivalent barrels of oil sold as a result of the Company's 1993 and 1994 drilling program offset by lower oil prices. Equivalent barrels of oil sold increased 29 percent, 38 percent, and 54 percent for the three, six, and twelve month periods. A decrease in the price of oil offset the impact of increased production.

     Operating expenses increased approximately 7 percent, 16 percent, and 22 percent for the three, six, and twelve months ended June 30, 1994, primarily due to an increase in depletion expense resulting from the increase in production and lower oil prices.

                               BLACK HILLS CORPORATION

                             Part II - Other Information


Item 1.     Legal Proceedings

            There are no legal proceedings to be reported on for the quarter ended June 30, 1994.

Item 4.     Submission of Matters to a Vote of Security-Holders

            This item was reported on Form 8-K filed June 7, 1994.

Item 5.     Other Information

            The registrant had the City of Gillette, Wyoming, issue $3,000,000 of environmental improvement revenue bonds dated as of June 15, 1994. Pursuant to the terms of a Loan Agreement, dated June 1, 1994, the Registrant is obligated to make payments at such times and in such amounts as shall be required to pay the principal of, premium, if any, and interest on the bonds. The proceeds of the issue are deposited in a project fund to be disbursed to the Registrant periodically to reimburse it for the cost to finance certain facilities under construction on Neil Simpson Unit #2, an 80 MW coal fired power plant, currently under construction near Gillette in Campbell County, Wyoming. The total proceeds of $3,000,000 were in the project fund on June 30, 1994.

            The Registrant also filed a Form S-3, shelf registration for $100,000,000 first mortgage bonds, with the Securities and Exchange Commission on June 28, 1994. The registration statement became effective on July 13, 1994. The Company has not issued any bonds from this filing as of the date of this report, however they intend to in 1994 and 1995. The bonds will be used to finance Neil Simpson Unit #2 and to possibly refund some existing bonds.

Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits

                None

            b.  Reports on Form 8-K

                The Registrant filed a Form 8-K on June 7, 1994, reporting the items voted on at the Annual Meeting of Shareholders.






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


Dated:    August 12, 1994