Form 10-Q
period 1994-09-30
BLACK HILLS CORP
filed 1994-11-14
CIK 12400

Securities and Exchange Commission
                               Washington, D.C.  20549

                                      Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994.

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

                 Class                        Outstanding at October 31, 1994

      Common stock, $1.00 par value                     14,382,228 shares





                               BLACK HILLS CORPORATION

                                      I N D E X


                                                                   Page
                                                                   Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets-                            2-3
            September 30, 1994, December 31, 1993,
            and September 30, 1993

           Consolidated Statements of Income-                      4
            Three, Nine, and Twelve Months
            Ended September 30, 1994 and 1993

           Consolidated Statements of Cash Flows-                  5
            Three, Nine, and Twelve Months
            Ended September 30, 1994 and 1993

           Consolidated Statements of Shareholders' Equity-        6
            Three, Nine, and Twelve Months Ended
            September 30, 1994 and 1993

           Notes to Consolidated Financial Statements              7

Item 2.    Management's Discussion and Analysis of                 7-11
            Financial Position and Consolidated
            Statements of Earnings


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                       12


Item 6.    Exhibits and Reports on Form 8-K                        12


Signatures                                                         13










                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                            September 30       December 31   September 30
                                 1994              1993          1993
                                              (in thousands)
Assets
Current assets:
  Cash and cash equivalents   $  6,819         $  7,866        $  2,962
  Short-term investments        29,325           24,217          11,973
  Receivables-
    Customers                   11,911           12,415          10,588
    Other                        2,546              901           2,221
  Materials, supplies,
   and fuel                      6,527            6,765           6,438
  Prepaid expenses               1,469            1,638           1,783
                                58,597           53,802          35,965

Property and investments:
  Electric                     391,809          341,852         330,723
  Coal mining                   51,708           51,670          46,022
  Oil and gas                   37,316           32,371          33,806
  Other                          2,506            7,250          22,396
                               483,339          433,143         432,947

Less accumulated depreciation
 and depletion                (153,196)        (144,492)       (143,096)

  Net property and
   investments                 330,143          288,651         289,851

Deferred charges:
  Federal income taxes           7,448            7,271           7,986
  Other                          4,505            3,129           3,592
                                11,953           10,400          11,578

     Total                    $400,693         $352,853        $337,394


                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                            September 30       December 31   September 30
                                1994               1993          1993
                                              (in thousands)

Liabilities and Capitalization
Current liabilities:
   Current maturities of
    long-term debt            $  2,144         $  3,542        $  3,542
   Notes payable                 7,493           11,768          13,819
   Accounts payable             10,185            9,535           5,156
   Accrued liabilities-
     Income taxes                  660              204           1,250
     Other taxes                 5,456            5,379           5,173
     Interest                    2,487            1,700           2,478
     Fuel and purchased
      power refunds                750            1,375           1,325
     Other                       6,689            6,023           6,303
                                35,864           39,526          39,046

Deferred credits:
   Federal income taxes         38,549           36,705          38,416
   Investment tax credits        5,648            6,027           2,788
   Reclamation costs             7,713            7,290           7,129
   Regulatory liability          6,912            6,912           8,159
   Other                         3,626            3,030           2,871
                                62,448           59,964          59,363

Capitalization:
   Common stock equity-
     Common stock               14,382           14,270          13,715
     Additional paid-in
      capital                   45,662           43,420          30,608
     Retained earnings         113,387          110,399         108,698
   Total common stock equity   173,431          168,089         153,021
   Long-term debt              128,950           85,274          85,964
                               302,381          253,363         238,985

        Total                 $400,693         $352,853        $337,394


                                BLACK HILLS CORPORATION
                           Consolidated Statements of Income
                                      (unaudited)
                         Three Months        Nine Months      Twelve Months
                         September 30       September 30      September 30
                         1994     1993      1994     1993     1994     1993
                                           (in thousands)
Operating revenues:
  Electric             $27,734  $25,596   $79,574  $73,090 $104,638  $98,918
  Coal mining            7,664    7,578    20,197   21,963   28,056   29,147
  Oil and gas            3,191    3,130     8,969    8,550   11,816   10,886
                        38,589   36,304   108,740  103,603  144,510  138,951

Operating expenses:
  Fuel and purchased
   power                10,121    9,611    31,835   27,106   41,491   37,252
  Operations and
   maintenance           7,638    7,808    21,507   23,383   29,045   31,371
  Administrative and
   general               2,297    2,221     5,815    6,613    7,451    8,547
  Depreciation,
   depletion,
   and amortization      4,441    4,155    13,327   11,542   17,837   15,167
  Taxes, other than
   income taxes          2,745    2,422     7,721    7,099   10,223    8,889
                        27,242   26,217    80,205   75,743  106,047  101,226

Operating income:
  Electric               7,544    6,457    19,205   17,547   25,641   24,358
  Coal mining            3,280    3,177     8,209    8,905   11,664   11,896
  Oil and gas              523      453     1,121    1,408    1,158    1,471
                        11,347   10,087    28,535   27,860   38,463   37,725

Other (income) and
 expense:
  Interest expense       2,718    2,230     7,195    6,641    9,372    8,823
  Investment income       (393)    (452)   (1,114)  (1,302)  (1,550)  (2,246)
  Allowance for funds
   used during
   construction         (1,049)    (139)   (2,125)    (357)  (2,497)    (504)
  Other                   (137)     (92)     (167)    (390)    (250)    (297)
                         1,139    1,547     3,789    4,592    5,075    5,776

Income before income
 taxes                  10,208    8,540    24,746   23,268   33,388   31,949
Income taxes            (3,229)  (2,529)   (7,586)  (6,580)  (9,970)  (9,068)
  Net income available
   for common stock    $ 6,979  $ 6,011   $17,160  $16,688  $23,418  $22,881

Weighted average common
 shares outstanding     14,360   13,713    14,323   13,709   14,271   13,706
Earnings per share       $0.49    $0.44     $1.20    $1.22    $1.64    $1.67
Dividends paid per
 share of common stock   $0.33    $0.32     $0.99    $0.96    $1.31    $1.27

                                BLACK HILLS CORPORATION
                         Consolidated Statements of Cash Flows
                                      (unaudited)
                             Three Months     Nine Months       Twelve Months
                             September 30     September 30      September 30
                             1994    1993     1994     1993     1994     1993
                                               (in thousands)
Cash flows provided
 from (used for)
 operating activities:
  Net Income               $ 6,979 $ 6,011  $17,160  $16,688  $23,418  $22,881
  Principal non-cash items-
   Depreciation, depletion,
    and amortization         4,441   4,155   13,327   11,542   17,837   15,167
   Deferred income taxes
    and investment tax
    credits, net               732     188    1,385      340    2,087      814
   Allowance for other funds
    used during construction  (538)    (82)  (1,101)    (180)  (1,254)    (168)
  (Increase) decrease in
   receivables, inventories,
   and other current assets   (210) (1,113)    (734)    (867)  (1,423)     809
  Increase (decrease) in
   other current
   liabilities               3,792   2,896    2,011   (5,093)   4,542   (3,558)
  Other, net                   762     676     (388)   1,711    2,150    2,978
                            15,958  12,731   31,660   24,141   47,357   38,923

Cash flows provided from
 (used for) investment
 activities:
  Neil Simpson Unit #2
   construction costs,
   excluding allowance for
   other funds used during
   construction            (24,226) (1,749) (42,314)  (3,156) (51,829)  (4,034)
  Other property additions,
   excluding allowance for
   other funds used during
   construction             (7,250) (6,858) (16,738) (17,451) (26,573) (26,876)
  Short-term investments
   purchased               (12,555) (3,456) (27,581) (14,538) (44,647) (21,817)
  Short-term investments
   sold                      6,331   6,868   22,472   18,664   27,295   27,844
  Proceeds from sale of
   long-term investments       203       -    5,269        -   20,000        -
                           (37,497) (5,195) (58,892) (16,481) (75,754) (24,883)

Cash flows provided from
 (used for) financing
 activities:
  Dividends paid            (4,736) (4,389) (14,172) (13,162) (18,729) (17,410)
  Common stock issued          758      98    2,354      338   15,721      468
  Increase (decrease) in
   short-term notes        (25,668)   (799)  (4,275)   5,835   (6,326)   8,085
  Long-term debt issued     45,795       -   45,795        -   45,795        -
  Long-term debt retired    (1,267)   (552)  (3,517)  (3,476)  (4,207)  (5,021)
                            14,882  (5,642)  26,185  (10,465)  32,254  (13,878)


  Increase (decrease)
   in cash and cash
   equivalents              (6,657)  1,894   (1,047)  (2,805)   3,857      162
Cash and cash
 equivalents:
  Beginning of period       13,476   1,068    7,866    5,767    2,962    2,800
  End of period            $ 6,819 $ 2,962  $ 6,819  $ 2,962  $ 6,819  $ 2,962

Supplemental disclosure
 of cash flow information
  Cash paid during the
   period for:
   Interest                $ 1,822 $ 1,512  $ 6,410  $ 6,330  $ 8,949  $ 9,228
   Income taxes            $ 1,500 $ 1,425  $ 5,525  $ 5,675  $ 8,025  $ 8,325



                                BLACK HILLS CORPORATION

                          Statements of Shareholders' Equity
                                      (unaudited)
                         Three Months        Nine Months       Twelve Months
                         September 30        September 30       September 30
                         1994     1993      1994     1993      1994     1993
                                            (in thousands)
Common stock:
 Beginning of period  $ 14,345 $ 13,711  $ 14,270 $ 13,701  $ 13,715 $ 13,695
 Issuance of $1 par
  value shares              37        4       112       14       667       20
   End of period        14,382   13,715    14,382   13,715    14,382   13,715

Additional paid-in
 capital:
 Beginning of period    44,941   30,514    43,420   30,284    30,608   30,160
 Excess of proceeds
  over par value of
  stock issued             763       94     2,251      326    15,711      450
 Expenses related to
  issuance of stock        (42)       -        (9)      (2)     (657)      (2)
   End of period        45,662   30,608    45,662   30,608    45,662   30,608

Retained earnings:
 Beginning of period   111,144  107,076   110,399  105,172   108,698  103,227
 Net income              6,979    6,011    17,160   16,688    23,418   22,881
 Cash dividends on
  common stock          (4,736)  (4,389)  (14,172) (13,162)  (18,729) (17,410)
  End of period        113,387  108,698   113,387  108,698   113,387  108,698

  Total shareholders'
   equity             $173,431 $153,021  $173,431 $153,021  $173,431 $153,021

             See accompanying notes to consolidated financial statements.

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

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 1994, December 31, 1993, and September 30, 1993, financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year.

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

     The Company currently has bank lines of credit totaling $65,000,000 which provides for interim borrowings and the opportunity for timing of permanent financing. At September 30, 1994, the Company had borrowings of $7,450,000 outstanding under these lines of credit. There are no compensating balance requirements associated with these lines of credit. The Company pays a 0.125% facility fee on $25,000,000 of the existing lines.

     The Company completed the refinancing of the $12,200,000 City of Gillette Pollution Control Revenue Bonds during the third quarter. In 1992 the Company entered into a forward refunding on the $12,200,000,
10.5 percent, City of Gillette Pollution Control Revenue Bonds. The new bonds were issued in July 1994 at 7.5 percent.


     The Company filed a Form S-3, shelf registration for $100,000,000 first mortgage bonds, with the Securities and Exchange Commission on June 28, 1994. The registration statement became effective on July 13, 1994. The Company issued $45,000,000 of bonds under this filing on September 1, 1994. The bonds have a 30 year life and carry an 8.3 percent interest rate. The bonds were used to finance Neil Simpson Unit #2, an 80 MW coal fired generating plant, located adjacent to Wyodak Resources Development Corp's coal mine.
The Company also issued $3,000,000, City of Gillette, Campbell County, Wyoming, Environmental Improvement Revenue Bonds on June 15, 1994. The proceeds from the issue are held in a project fund to be disbursed to the Company periodically to reimburse expenditures on certain facilities under construction on Neil Simpson Unit #2. The bonds carry a variable rate of interest which is currently set weekly. These additional financings have increased the debt component of the Company's capital structure from 33 percent at June 30, 1994, to approximately 43 percent at September 30, 1994.

     Additional long-term financing will be needed in 1994 and 1995 to finance Neil Simpson Unit #2. The Company estimates that an additional $30,000,000 to $40,000,000 of debt will need to be issued for the new plant.

     Total construction costs of the plant are estimated to be less than $125,000,000. The Company has incurred approximately $58,000,000 of costs related to the plant and such costs are reflected in the Company's Balance Sheet at September 30, 1994. The plant will be fueled by coal from the Wyodak mine, air cooled, and is expected to meet all Clean Air Act requirements. Construction commenced at the plant site in August 1993 and is scheduled to be completed by the end of 1995.

Results of Operations

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining, and oil and gas production.

     Consolidated income was $6,979,000 for the three months ended, $17,160,000 for the nine months ended, and $23,418,000 for the twelve months ended September 30, 1994, an increase of $968,000, $472,000, and $537,000 for the three, nine, and twelve month periods, respectively. Although consolidated net income increased for all three periods presented, earnings per share decreased for the nine and twelve months ended September 30, 1994 due to a four percent increase in the average shares outstanding.

     The increase in consolidated net income for the three periods presented was primarily due to an increase in firm kilowatt-hour sales and allowance for funds used during construction offset by a decrease in coal sales caused by the Wyodak Plant maintenance overhaul in the second quarter of 1994.






     Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                  Three Months Ended  Nine Months Ended  Twelve Months Ended
                      September 30       September 30        September 30
                      1994    1993       1994    1993        1994    1993

Revenue
Electric               72%     70%        73%     71%         72%     71%
Coal mining            20      21         19      21          20      21
Oil and gas             8       9          8       8           8       8

                      100%    100%       100%    100%        100%    100%

Net Income

Electric               57%     50%        56%     48%         55%     50%
Coal mining            37      45         41      46          42      46
Oil and gas             6       5          3       6           3       4

                      100%    100%       100%    100%        100%    100%

     Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                   Three Months Ended Nine Months Ended Twelve Months Ended
                      September 30       September 30        September 30
                      1994    1993       1994     1993       1994     1993
                                        (in thousands)
Capital Expenditures
(includes AFDC)
Neil Simpson
 Unit #2           $24,668   $1,777    $43,217  $ 3,184    $52,825  $ 4,063
Other electric       4,868    3,760     10,360   10,511     12,989   17,916
Coal mining             22      633        509    1,747      6,186    2,365
Oil and gas          2,456    2,519      6,068    5,345      7,656    6,734
                   $32,014   $8,689    $60,154  $20,787    $79,656  $31,078

Depreciation,
Depletion, and
Amortization

Electric            $2,564   $2,516     $7,710   $7,447    $10,216  $ 9,855
Coal mining            577      460      1,710    1,378      2,285    1,702
Oil and gas          1,300    1,179      3,907    2,717      5,336    3,610
                    $4,441   $4,155    $13,327  $11,542    $17,837  $15,167



Electric Operations

     Electric revenue increased 8 percent, 9 percent, and 6 percent for the three, nine, and twelve months ended September 30, 1994, respectively, due to an increase in purchased power costs flowed through to the electric customers and an increase in firm kilowatt-hour sales. Firm kilowatt-hour sales increased ten percent in the third quarter and four percent for the nine and twelve month periods. Cooling degree days, which is a measure of weather trends, were 158 percent more in the third quarter compared to last year and 12 percent above normal. Purchased power expense was abnormally low for the nine and twelve months ended September, 1993 due to a refund received on the Colstrip purchased power contract which was flowed back to customers in 1993.

     Electric expenses increased 5 percent, 9 percent, and 6 percent for the three, nine, and twelve months ended September 30, 1994, compared to the same periods last year. The increase in expenses was primarily due to the increase in purchased power costs, depreciation, and property taxes offset by a decrease in administrative and general expenses.

     Non-operating income increased for the three, nine, and twelve months ended September 30, 1994, primarily due to the allowance for funds used during construction recorded on the Neil Simpson Unit #2 construction project. Allowance for funds used during construction increased $910,000, $1,768,000, and $1,993,000 for the three, nine, and twelve months ended September 30, 1994 while interest expense increased $523,000, $665,000, and $676,000, respectively.

Mining Operations

     Mining revenue increased one percent for the three months ended and decreased 8 percent and 4 percent for the nine and twelve month periods ended September 30, 1994, compared to the same periods last year. Tons of coal sold increased one percent for the three month period and decreased 11 percent and 9 percent for the nine and twelve month periods, respectively. The Wyodak Plant was out of service for 35 days for maintenance during the second quarter thereby reducing the tons of coal sold significantly.

     Mining operating expenses were relatively flat for the three month period and decreased 8 percent and 5 percent for the nine and twelve month periods ended September 30, 1994, primarily due to the decrease in tons of coal sold offset by an increase in depreciation expense.

     Non-operating income decreased $30,000, $166,000, and $200,000 for the three, nine, and twelve months ended September 30, 1994, primarily due to a decrease in interest income attributable to lower interest rates.






Oil and Gas Production Operations

     Oil and gas production revenue which represents less than 10 percent of consolidated revenue increased 2 percent, 5 percent, and 9 percent for the three, nine, and twelve months ended September 30, 1994, directly related to an increase in equivalent barrels of oil sold as a result of the Company's 1993 and 1994 drilling program offset by lower oil prices. Equivalent barrels of oil sold increased 8 percent, 25 percent, and 34 percent for the three, nine, and twelve month periods. A decrease in the price of oil offset the impact of increased production.

     Operating expenses were relatively flat for the three month period and increased approximately 10 percent and 13 percent for the nine and twelve months ended September 30, 1994, primarily due to an increase in depletion expense resulting from the increase in production and lower oil prices.

                               BLACK HILLS CORPORATION

                             Part II - Other Information


Item 1.     Legal Proceedings

            There are no legal proceedings to be reported on for the quarter ended September 30, 1994.


Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits

                None

            b.  Reports on Form 8-K

                The Registrant filed a Form 8-K on August 16, 1994, announcing the formation of a new subsidiary named WYGEN, an exempt wholesale generator.

                The Registrant filed a Form 8-K on September 2, 1994, reporting the issuance and sale of $45,000,000 First Mortgage Bonds, Series AB, 8.3 percent, due September 1, 2024 under a Registration Statement on Form S-3 (Registration No. 33-54329).

                The Registrant filed a Form 8-K on September 12, 1994, reporting the Company entered into a Power Integration Agreement with Montana-Dakota Utilities Co., a Division of MDU Resources Group, Inc. The Agreement provides that for a period of 10 years commencing January 1, 1997, the Company will supply all electric power and energy required by MDU for its electric service area in and around Sheridan, Wyoming.



















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


Dated:    November 14, 1994