Form 10-K
period 1994-12-31
BLACK HILLS CORP
filed 1995-03-15
CIK 12400

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  Form 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended December 31, 1994
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.
                      At February 28, 1995       $337,044,567

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at February 28, 1994
Common stock, $1.00 par value                      14,399,194 shares

Documents Incorporated by Reference

1. Pages 11 through 32 of the Annual Report to Stockholders of the Registrant for the year ended December 31, 1994, are incorporated by reference in Part I and Part II and appended hereto.
2. Definitive Proxy Statement of the Registrant filed pursuant to Regulation 14A for the 1995 Annual Meeting of Stockholders to be held on May 23, 1995, is incorporated by reference in Part III.

                                  DEFINITIONS

When the following terms are used in the text they will have the meanings indicated.

      Term                                      Meaning

Black Hills Power. . . . . . . .  Black Hills Power and Light Company, the
                                  assumed business name of the Company under which its electric operations are conducted

Basin Electric . . . . . . . . .  Basin Electric Power Cooperative, Inc., a
                                  rural electric cooperative engaged in
                                  generating and transmitting electric power to its member RECs

Company. . . . . . . . . . . . .  Black Hills Corporation

DEQ. . . . . . . . . . . . . . .  Department of Environmental Quality of the
                                  State of Wyoming

EAFB . . . . . . . . . . . . . .  Ellsworth Air Force Base, a military air force base near Rapid City, South Dakota

FERC . . . . . . . . . . . . . .  Federal Energy Regulatory Commission

Indenture. . . . . . . . . . . .  Indenture of Mortgage and Deed of Trust of
                                  the Company

MDU. . . . . . . . . . . . . . .  Montana-Dakota Utilities Co., a division of
                                  MDU Resources Group, Inc.

Neil Simpson Unit #1 . . . . . .  A 20 megawatt coal-fired electric generating plant owned by the Company and located
                                  adjacent to the Wyodak Plant

Neil Simpson Unit #2 . . . . . .  An 80 megawatt coal-fired power plant the
                                  Company now has under construction at the site of the Wyodak Plant and the Neil Simpson Unit #1

Pacific Power. . . . . . . . . .  PacifiCorp, which operates its electric utility operations under the assumed names of Pacific Power and Utah Power

RECs . . . . . . . . . . . . . .  Rural electric cooperatives, which are owned by their customers and which rely primarily on the Rural Electrification Administration of the United States for their financing needs

SDPUC. . . . . . . . . . . . . .  The South Dakota Public Utilities Commission



WAPA . . . . . . . . . . . . . .  Western Area Power Administration of the
                                  Department of Energy of the United States of America

WPSC . . . . . . . . . . . . . .  The Wyoming Public Service Commission

Western Production . . . . . . .  Western Production Company, a wholly owned subsidiary of Wyodak Resources

Wyodak Resources . . . . . . . .  Wyodak Resources Development Corp., a wholly owned subsidiary of the Company

Wyodak Plant . . . . . . . . . .  A 330 megawatt coal-fired electric generating plant which is owned 20 percent by the Company and 80 percent by Pacific Power and located near Gillette, Wyoming

                                TABLE OF CONTENTS
                                                                          Page

ITEM 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
        GENERAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
        ELECTRIC POWER SALES AND SERVICE TERRITORY. . . . . . . . . . . . .  2
        ELECTRIC POWER SUPPLY . . . . . . . . . . . . . . . . . . . . . . .  6
        RATE REGULATION . . . . . . . . . . . . . . . . . . . . . . . . . . 10
        COMPETITION IN ELECTRIC UTILITY BUSINESS. . . . . . . . . . . . . . 14
            CONSTRUCTION AND CAPITAL PROGRAMS . . . . . . . . . . . . . . . 18
            COAL SALES  . . . . . . . . . . . . . . . . . . . . . . . . . . 19
            OIL AND GAS OPERATIONS  . . . . . . . . . . . . . . . . . . . . 22
            EXEMPT WHOLESALE GENERATOR BUSINESS . . . . . . . . . . . . . . 22
            ENVIRONMENTAL REGULATION  . . . . . . . . . . . . . . . . . . . 23
                Air Quality . . . . . . . . . . . . . . . . . . . . . . . . 23
                Water Quality . . . . . . . . . . . . . . . . . . . . . . . 26
                Land Quality  . . . . . . . . . . . . . . . . . . . . . . . 26
                General . . . . . . . . . . . . . . . . . . . . . . . . . . 27
                Electromagnetic Fields. . . . . . . . . . . . . . . . . . . 29
                Summary . . . . . . . . . . . . . . . . . . . . . . . . . . 29
            EMPLOYEES . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30
            UTILITY PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . 30
            MINING PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . 31
            OIL AND GAS PROPERTIES  . . . . . . . . . . . . . . . . . . . . 32
ITEM 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . 33
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
             EXECUTIVE OFFICERS OF THE COMPANY. . . . . . . . . . . . . . . 34
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . 34
ITEM 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . 35
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . 35
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . 35
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 35
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . 35
ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . 35
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . 35
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 35

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . 36

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

APPENDICES
         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

     Black Hills Power is engaged in the generation, purchase, transmission, distribution, and sale of electric power and energy to approximately 53,959 customers in 11 counties in western South Dakota, northeastern Wyoming, and southeastern Montana. The territory served by Black Hills Power includes 20 incorporated communities and various unincorporated and rural areas with a population estimated at 165,000. The largest community served is Rapid City, South Dakota, with a population, including environs, estimated at 75,000. Rapid City is the major retail, wholesale, and healthcare center for a 250-mile radius. Principal industries in the territory served are tourism (including small stake casino gambling at Deadwood), cattle and sheep raising, farming, milling, meat packing, lumbering, the production of cement, the mining of bentonite, stone, gravel, silica sand, gold, silver, coal and other minerals, the manufacture of electronic products, wood products and gold jewelry, and the production and refining of oil. Black Hills Power serves a substantial portion of the electric needs of the Black Hills tourist region which includes the National Shrine of Democracy - Mount Rushmore National Memorial and the Crazy Horse Memorial, a large granite mountain carving under construction as a memorial to native Americans and one of their leaders. Tourism has been and is expected to continue to be enhanced significantly by the establishment of small stakes casino gambling at Deadwood, South Dakota, which is a part of Black Hills Power's service territory. Although only a small portion of EAFB is served by Black Hills Power, EAFB forms a significant economic base for the territory served.

     Wyodak Resources, incorporated under the laws of Delaware in 1956, is engaged in the mining and sale of sub-bituminous coal. The coal mining operation is located approximately five miles east of Gillette, Wyoming.

     In 1986 Wyodak Resources acquired all of the outstanding capital stock of Western Production, an oil and gas exploration, producing, and operating company incorporated under the laws of Wyoming. Western Production is an oil producing and operating company with interests located in the Rocky Mountain Region, California, and Texas. Western Production also has a partial interest in a natural gas processing plant.

        Information as to the continuing lines of business of the Company for the calendar years 1992-1994 is as follows:

                                      1994        1993       1992
                                             (in thousands)
Revenue from sales to
 unaffiliated customers:
     Electric                       $104,431    $97,885    $97,232
     Coal mining                      19,149     19,775     18,485
     Oil and gas                      12,052     11,396      9,599

Revenue from intercompany
 sales:
     Electric                       $   325     $   270    $   216
     Coal mining                      9,445      10,047      9,811

     Reference is made to the Consolidated Statements of Income and Note 11 of "Notes to Consolidated Financial Statements" appended hereto.


                  ELECTRIC POWER SALES AND SERVICE TERRITORY

     ELECTRIC POWER SALES--RETAIL. Even though Black Hills' service area experienced milder than normal winter weather, Black Hills Power's firm kilowatthour sales increased in 1994 by 2.7 percent over 1993. The increase in energy sales is largely due to an increase in the number of customers and their use of electricity. Firm energy sales are forecast to increase over the next ten years at an annual compound growth rate of approximately 2 percent. During the next ten years the peak system demand for retail sales and to the City of Gillette, Wyoming, currently at 284 MW for winter peak and 279 MW for summer peak, is forecasted to increase at an annual compound growth rate of
2.1 percent for summer and 2.4 percent for winter. These forecasts are from studies conducted by Black Hills Power with the help of outside consultants whereby the service territory of Black Hills Power is examined and analyzed to estimate changes in the needs for electrical energy and demand over a 20-year period. These forecasts are only estimates, and the actual changes in electric sales may be substantially different. In the past Black Hills Power's forecasts have tracked actual sales within a band of reasonable performance.

     RETAIL ELECTRIC SERVICE TERRITORY. Black Hills Power's service territory is currently protected by assigned service area and franchises that generally grant to Black Hills Power the exclusive right to sell all electric power consumed therein, subject to providing adequate service. See--COMPETITION IN ELECTRIC UTILITY BUSINESS under this Item 1.

     At the end of 1994, Black Hills served electric energy to 53,959 customers in a population island that includes the major population centers of the Black Hills area in western South Dakota and northeastern Wyoming and a small oil field in southeastern Montana.

     Black Hills Power's electric service territory is experiencing modest business and population growth. South Dakota's unemployment rate in 1994 averaged 2.7 percent. South Dakota experienced a retail sales growth of 8.4 percent in 1994. Over 1,400 new jobs were created in Rapid City during 1994, a 3.5 percent increase. The tourism industry in South Dakota experienced visitor spending increases of 11 percent in 1994 compared to 1993.

     The Company believes that this growth in its electric service territory will continue; however, the Company can give no assurances.

     The gold mining industry, including Homestake Mining Company (representing 11.4 percent of Black Hills' total firm kilowatthour sales in 1994 and 8.0 percent of firm electric sales revenue) depends largely upon the price of gold and the ability to find economically minable ore reserves. The Homestake Mine produced almost 400,000 ounces of gold in 1994 and has returned to profitability after several lean years but still faces questions about its ability to continue making profits while pursuing ore reserves even deeper in the earth.

     Also experiencing political difficulties is the timber industry, where administrative appeals are slowing timber sales in the Black Hills National Forest. About $70 million is generated in the Black Hills annually by the timber industry, and 1,700 jobs depend on its continuation. A new U. S. Forest Service Management Plan detailing the multiple uses of the forest is now under consideration.

     A brighter spot is low stakes casino gambling initiated in Deadwood, South Dakota, in 1989. Since 1989, more than 1,500 jobs have been created in the 78 gaming establishments where $1.87 billion has been wagered in the past five years, generating $14.7 million in gaming taxes.

     Less dependent on weather and market conditions is the healthcare industry. Rapid City Regional Hospital, a not-for-profit corporation with 341 beds, serves the area within a 250-mile radius of South Dakota, Wyoming, and Nebraska. Presently, the hospital has a medical staff of over 200 physicians representing 42 medical specialties. The hospital's cancer care institute opened in 1993 and in 1994 proceeded with construction to expand the emergency, surgery, endoscopy, radiology, nuclear medicine, and ultrasound facilities. The hospital employs over 2,000 people, making it the largest employer in the area besides EAFB.

     The political climate in South Dakota and Wyoming is pro-business and industry. Neither state has a corporate or personal income tax.

     ELLSWORTH AIR FORCE BASE FUTURE. One of the major employers in the Rapid City area is the United States Defense Department's EAFB. EAFB is a military Air Force base near Rapid City, South Dakota. Its current mission is to serve as the training, operation, and maintenance base for some of the Air Force's B-1 bombers. There are now stationed at EAFB 30 of the Defense Department's total of 95 B-1s.

     Black Hills Power does not provide electric service to EAFB. However, currently EAFB employs approximately 4,616 military and 526 civilian personnel. In addition to these direct employees, additional nongovernmental employees residing in Rapid City and the surrounding area depend upon the continual operation of EAFB. Many of the persons with these jobs reside in the service territory of Black Hills Power. Many businesses in Black Hills Power's service territory are at least partially dependent upon the operations at EAFB. The exact economic impact from a closing of EAFB on Black Hills Power's electric sales cannot be estimated. While the impact would be felt, there are other businesses that would not be affected and are experiencing growth for other reasons in Black Hills Power's electric service territory.

     Under the procedures of the Base Closure and Realignment Act of 1990, the fourth round of military base closures and realignments is in process as of the date of the publication of this report. The Department of the Air Force, along with the other services, current evaluations of what military bases should be closed or their mission realigned began in December of 1993 and continues into 1994. The military services submitted their recommended closure list to the Secretary of Defense (Secretary) for consideration in January of 1995. On February 28, 1995 the Secretary submitted a list of the Secretary's recommendations for military bases to be closed or realigned to the Base Closure and Realignment Commission (Closure Commission), a commission appointed by the President and confirmed by the United States Senate. EAFB was not on the Secretary's list for either closure or realignment.

     The Closure Commission will review the Secretary's list to insure fairness in the process, compare bases with the same mission, delete bases from the list, and add bases to the list until May 17, 1995.

     The Closure Commissioners and staff will visit each base considered for closure and hold regional hearings for communities with a base considered for closure. The Closure Commission's closure list will go to the President by July 1, 1995. If the President rejects the list, the Closure Commission will reconsider the list. If rejected again, the process is over, and nothing closes. If the list is approved, the President sends the list to Congress. No Congressional action is required, but Congress may by joint resolution disapprove the closure list.

     The primary criteria that the Department of Defense and Closure Commission apply to their decisions are military value--that is, the current and future mission requirements and the impact on Department of Defense operational readiness; land, facilities, encroachment and airspace availability; the ability to accommodate contingency, mobilization, and future force requirements; and cost and manpower implications of closing.

     The secondary criteria to be applied consider return on investment--the extent and timing of potential costs and savings; and impacts, including the economic impact on the community, the ability of the community to handle the existing mission, and the environmental impact of base closure.

     The Secretary also announced that he will recommend that authority be extended to permit another base closure round in three or four years.

     In 1994 the Air Force conducted a six-month test of the B-1s. The mandated criteria included operational readiness of 75 percent. The Air Force reported the results of the test to be an 84.3 percent readiness of the B-1s.

     EAFB receives strong support from the Black Hills communities and the State of South Dakota and is the only major military establishment of the Department of Defense located in South Dakota. President Clinton's 1996 defense budget includes the B-1 program. While management believes that EAFB will meet the criteria for continuing as a military base and will survive this round of base closings, management can give no assurances. The political uncertainties of governmental spending, provincial competition, a shrinking commitment to military preparedness, and partisan interplay make any prediction suspect.

     ELECTRIC SALES--WHOLESALE TO CITY OF GILLETTE. Black Hills Power sells electric power and energy to the municipal electric system at Gillette, Wyoming. Service is rendered under a long-term contract expiring July 1, 2012 wherein Black Hills Power currently undertakes the obligation to serve the City of Gillette 60 percent of its highest demand and that associated energy as if the demand served by Black Hills Power was always Gillette's first demand. The agreement also allows Gillette to obtain the benefits of a 4,000 kilowatt average firm power purchase agreement from WAPA. Gillette's highest demand to date is 38.78 megawatts, making Black Hills' current base load obligation to serve 23 megawatts. The most recent average yearly capacity factor of this 23 megawatt demand has been approximately 80 percent. Revenue from sales to Gillette represented 8 percent of revenue from total sales in 1994.

     Under the current contract, Black Hills Power is further obligated to serve the next increment of 10 megawatts of Gillette's demand above 33 megawatts if Gillette is unable to obtain it from other sources. Subject to certain emergency conditions, once Black Hills Power serves a full increment of another 10 megawatts, that increment is added to Black Hills Power's firm obligation to serve. When Gillette serves 10 megawatts, that increment is added to Gillette's firm obligation to serve. At this time Gillette has obtained resources to serve its load above the 60 percent of base load obligation of Black Hills Power. However, Gillette's resources come from short-term contracts, so Black Hills Power is required to stand by to serve a 10 megawatt increment of capacity to Gillette.

     Subject to the approval of Gillette's City Council, Black Hills Power and the City of Gillette have reached an agreement to substantially amend their contract. The new agreement will be subject to approval or acceptance for filing by the FERC.

     Under the new agreement, Black Hills Power will continue to have the obligation to serve the first 23 megawatts of Gillette's load and the associated energy; however, Gillette will undertake the obligation to provide resources for all of its loads above 23 megawatts and associated energy. The new contract will maintain the same level of service furnished by Black Hills to Gillette at this time. The term of the new contract remains the same.

     The new contract will also provide for a rate increase to be paid by Gillette commencing with the commercial operation of Neil Simpson Unit #2. See--RATE REGULATION--WHOLESALE--CITY OF GILLETTE under this Item 1.

     ELECTRIC SALES--WHOLESALE TO MDU. Black Hills Power and MDU entered into a Power Integration Agreement, dated as of September 9, 1994, providing for the sale for a period of 10 years commencing January 1, 1997, by Black Hills Power to MDU of up to 55 megawatts of power and associated energy to serve MDU's Sheridan, Wyoming electric service territory. The MDU Sheridan service territory has experienced a 45 megawatt peak and operates at a 60 percent load factor. The agreement is subject to approval or acceptance for filing by the FERC.

     The agreement provides for fixed rates for capacity and energy to be paid by MDU during the 10-year contract term. MDU widely solicited proposals from several entities, and Black Hills Power's rates under the contract were accepted by MDU as the most competitive. Black Hills Power and MDU have agreed not to apply to FERC for any rate changes in the contract for the entire 10-year term other than increases caused by governmental direct taxes on electric generation fired by hydrocarbons.

     The agreement further provides for Black Hills Power and MDU to equally share the costs of constructing a combustion turbine of approximately 70 megawatts at such time during the 10-year term that Black Hills Power determines in its sole discretion that such turbine is required. If the turbine is built, MDU's 50 percent interest in the combustion turbine will be utilized by Black Hills Power for the balance of the 10-year term in payment of a portion of MDU's capacity requirements under the agreement. MDU will have the option to sell its interest in the combustion turbine to Black Hills Power at the end of the 10 years from the first date of commercial operation of the combustion turbine at original cost depreciated.

     The sale to MDU is an off-system sale and will be delivered over Pacific Power's transmission system by scheduling a portion of the power and energy being purchased from Pacific Power under the Pacific Power Colstrip Contract. See--ELECTRIC POWER SUPPLY--PACIFIC POWER COLSTRIP CONTRACT under this Item 1.

     Black Hills Power entered into the agreement with MDU because it was an opportunity to use energy from its new base load Neil Simpson Unit #2 and other resources along with purchased peaking capacity to serve MDU resulting in incremental savings to Black Hills Power's other customers. See--RATE REGULATION--SOUTH DAKOTA--RETAIL--1995 RATE CASE. Management believes that the incremental cost of performing its obligations under the MDU agreement will be less than the revenues and benefits received by Black Hills Power from the agreement for the entire 10-year term. However, the Company could incur unexpected costs over the 10-year term which would not be recoverable from MDU under the fixed rate agreement. Management believes that the MDU agreement will remain profitable for the 10-year term, but no assurances can be given.

     FUTURE WHOLESALE OPPORTUNITIES. Black Hills Power expects to explore all possible avenues to sell any surplus power and energy it may have from time to time. Due to the inability to serve firm power to the east of Black Hills Power's service territory without high-cost AC-DC-AC converter stations because of the incompatibility of the east and west transmission systems, Black Hills Power's opportunities for wholesale sales are restricted to the western system. Black Hills Power maintains two firm interconnections to the western system, one with WAPA's western transmission system at Stegall, Nebraska and one with Pacific Power's transmission system at the Wyodak Plant. These two interconnections give Black Hills Power the potential ability to sell power wholesale to any utility or other entity operating in the western part of the United States if transmission charges are paid. See--COMPETITION IN ELECTRIC UTILITY BUSINESS--TRANSMISSION ACCESS under this Item 1.

     Whether transmission limitations exist that would restrict such sales by Black Hills Power is unknown for any particular sale, but Black Hills Power believes that the western transmission system is adequate at this time to accommodate the relatively small sale of wholesale power required for Black Hills Power to sell any surplus resulting from Neil Simpson Unit #2. The revenue received from such a sale would depend on transmission costs, the type of sale Black Hills Power would make (i.e., firm long-term or short-term, capacity sale with minimum energy or base load sale with maximum energy, unit power from Neil Simpson Unit #2 only or system power with reserves), and the competitive market at the time such sale is made. The needs of Black Hills to serve its present retail and wholesale commitments and the regulatory treatment of Neil Simpson Unit #2 will govern the type of power and energy sale Black Hills Power would be able to make.

     Wyodak Resources has formed a new subsidiary as a Wyoming corporation, named WYGEN, Inc. to engage in the sole business of selling electric power and energy at wholesale as an exempt wholesale generator. See--EXEMPT WHOLESALE GENERATOR BUSINESS under this Item 1.

                             ELECTRIC POWER SUPPLY

     GENERAL. Black Hills Power owns generation with a nameplate rating totaling 283.21 megawatts. See--UTILITY PROPERTIES under Item 2.

     Black Hills Power also purchases electric power from other entities. See--PACIFIC POWER COLSTRIP CONTRACT, TRI-STATE CONTRACT, SUNFLOWER AGREEMENT, and RESERVE CAPACITY INTEGRATION AGREEMENT.

     RESERVES. Black Hills Power is not a member of a power pool. To meet its reserve margin, Black Hills Power utilizes the criteria established by the Western System Coordinating Council, a voluntary technical review and standard setting association composed of all electric utilities in the western United States. This criteria generally requires resources in reserve that are capable of (i) replacing the most severe single contingency, (ii) plus 5 percent of the utility's firm load responsibilities without firm purchased power, and (iii) an allowance for auxiliary operations for the lost generator. Currently the most severe single contingency for Black Hills Power is the loss of its 20 percent interest in the 330 megawatt Wyodak Plant. Neil Simpson Unit #2 with a normal capability of 80 megawatts will be Black Hills Power's largest generation resource when it comes into commercial operation in 1995 and, therefore, the most severe single contingency.

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

     The following chart illustrates a Black Hills Power estimated summer rating reserve calculation for 1995 without Neil Simpson Unit #2 as compared to 1995 when Neil Simpson Unit #2 is expected to be in commercial operation.

                          Reserve Analysis--Estimated
                  (1)Net Dependable Capability (kilowatts)--
                                 Summer Rating
                                                  1995               1995
                                            (without NS#2)       (with NS#2)
Base Load Resources
  Osage Station--3 units                         30,450             30,450
  Kirk Plant                                     16,100             16,100
  Ben French Station--Coal unit                  21,600             21,600
  Neil Simpson Unit #1                           14,600             14,600
  Wyodak Plant (20%)                             59,000             59,000
  Neil Simpson Unit #2                                -         (4) 72,000
  Pacific Power Colstrip Contract                75,000             75,000
  Tri-State Contract(2)                          20,000                  -
                                                -------            -------
      Total Base Load Resources                 236,750            288,750
                                                -------            -------
Peaking Resources
  Ben French Station
  --Combustion Turbines                          67,200             67,200
  --Diesel Units                                 10,000             10,000
  Pacific Reserve Integration Agreement          32,800             32,800
  Sunflower Peaking Contract(3)                  30,000                  -
                                                -------            -------
       Total Peaking Resources                  140,000            110,000
                                                -------            -------
Total Base Load Peaking Resources               376,750            398,750
  Less:   Reserves                               71,000             82,000
                                                -------            -------
  Resources to Serve Load, less reserves        305,750            316,750

(1) See--UTILITY PROPERTIES under Item 2 for the nameplate rating of Black Hills Power's generating resources.
(2) Black Hills Power will cancel agreement as of December 31, 1995.
(3) Sunflower contract expires September 30, 1996. Tentative agreement has been reached to extend agreement for 20 megawatts up to 50 megawatts commencing January 1, 1997 and continuing to July 1, 1999.
(4) Neil Simpson Unit #2 is scheduled for production on September 1, 1995.

     PACIFIC POWER COLSTRIP CONTRACT. Additional base load power was acquired by Black Hills Power through a 40-year purchased power agreement executed in 1983 with Pacific Power. The agreement provides that Black Hills Power purchase from Pacific Power 75 megawatts of electric power and associated energy until December 31, 2023. The price for the power and energy is based on Pacific Power's annual levelized fixed cost and variable cost in Units 3 and 4 of the Colstrip coal-fired generating plant located near Colstrip, Montana and a fixed payment for transmission. Although Black Hills Power's payments are based upon Units 3 and 4, Pacific Power has agreed to deliver the power and energy from its system, notwithstanding the operational capabilities of Units 3 and 4, at a load factor varying from a minimum of 41 percent to a maximum of 80 percent as scheduled monthly by Black Hills Power. Under the agreement, Black Hills Power would not be obligated to pay capacity and energy charges for power not delivered because of a default by Pacific Power in delivering electric power. The Company has incurred capacity charges of $19,000 per megawatt month and an average of $14.50 per megawatt hour over the last three years of this agreement. The Company's load factor related to this contract has been approximately 59 percent over the last three years. The energy purchased under this agreement in 1994 was approximately 25 percent of Black Hills Power's expected total requirements. See RATE REGULATION under this Item 1.

     TRI-STATE CONTRACT. In 1992 Black Hills Power entered into a firm capacity and energy purchase agreement under which Tri-State Generation and Transmission Association, Inc., a rural electric cooperative headquartered in Colorado, has agreed to supply Black Hills Power 20 megawatts of firm capacity and associated energy up to a 75 percent capacity factor commencing October 1, 1993, and continuing to December 31, 1997, for a capacity charge of $8.40 per kilowatt month and $16 per megawatt hour. Black Hills Power intends to exercise the option to cancel the Tri-State Contract as of December 31, 1995.

     SUNFLOWER AGREEMENT. In 1993 Black Hills Power entered into a Peaking Capacity Agreement with Sunflower Electric Power Cooperative ("Sunflower"), a rural electric cooperative headquartered in Kansas. Sunflower agreed to supply Black Hills Power for a period of three years commencing October 1, 1993, seasonal firm peaking capacity with a monthly load factor of not to exceed 15 percent.

     Black Hills Power and Sunflower have reached a tentative agreement to amend the peaking contract to provide for the purchase by Black Hills Power of 30 megawatts of peaking resource for the 1995 summer season and no purchase thereafter until January 1, 1997, after which Black Hills will purchase a minimum of 20 megawatts of peaking resource up to a maximum of 50 megawatts at Black Hills Power's option until July 1, 1999, for certain but continuing thereafter until 2006, subject to the right of either party to cancel on three years' notice. Black Hills' payments for the capacity are $4.41, $4.63, and $4.75 per kilowatt month for 1995, 1996, and 1997 and thereafter, respectively. Black Hills Power will further pay any increases caused by WAPA transmission rate increases or other certain governmental impositions.

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

     The cost of all power purchased is either included in rates or is substantially being passed through to customers under automatic fuel and purchased power adjustment provisions in Black Hills Power's rates. See RATE REGULATION--SOUTH DAKOTA--RETAIL--1995 RATE CASE under this Item 1. Black Hills Power purchased additional non-firm, short-term power during 1994 from other electric power suppliers.

     NEIL SIMPSON UNIT #2. Neil Simpson Unit #2, an 80 megawatt coal-fired electric generating plant located adjacent to Wyodak Resources' coal mine near Gillette, Wyoming, is now under construction by Black Hills Power. The new plant will increase Black Hills Power's net utility plant by more than 50 percent. See--RATE REGULATION--GUARANTEE OF THE CONSTRUCTION COSTS OF NEIL SIMPSON UNIT #2 and SOUTH DAKOTA--RETAIL--1995 RATE CASE under this Item 1.

     Neil Simpson Unit #2 will be equipped with a pulverized coal boiler with low NOx burners and overfire air to control NOx emissions, a circulating dry scrubber, and electrostatic precipitator to control SO2 and particulate emissions. See--ENVIRONMENTAL REGULATION--AIR QUALITY--EMISSION LIMITATIONS AT NEIL SIMPSON UNIT #2 under this Item 1. The plant is being designed to be capable of generating at 70 degrees F ambient air temperature a minimum of 80 megawatts net of the power required to operate the plant.

     The new plant, in the opinion of management, will allow Black Hills Power to keep its rates competitive, to provide for an orderly retirement of existing generation, to capture low construction and financing costs, and to stabilize the Company's earnings. While benefiting the Company and its shareholders, Black Hills Power's electric customers will also benefit from what management believes to be its lowest cost alternative to continue providing reliable electric service on a long-term basis.

     Black Hills Power commenced construction of Neil Simpson Unit #2 in August of 1993, and commercial operation is currently scheduled by September 1, 1995.

     The current estimated capital costs of Neil Simpson Unit #2 are $111,000,000 plus $10,000,000 of allowance for funds used during construction for a total estimated capital cost of $121,000,000. Allowance for funds used during construction represents the approximate composite costs of borrowed funds and a return on capital used to finance construction expenditures.

     Whether the SDPUC and WPSC allow the new facility in rates will be determined through rate cases scheduled during 1995. See--RATE
REGULATION--South Dakota--Retail--1995 Rate Case and Wyoming--Retail--1995 Rate Case under this Item 1.

     In obtaining all governmental permits to construct Neil Simpson Unit #2, Black Hills Power committed to maintain certain levels of pollutant emissions (see--ENVIRONMENTAL REGULATION--AIR QUALITY--EMISSION LIMITATIONS AT NEIL SIMPSON UNIT #2 under this Item 1), committed to a guarantee of the construction costs (see--RATE REGULATION--GUARANTEE OF THE CONSTRUCTION COSTS OF NEIL SIMPSON UNIT #2 under this Item 1), committed Wyodak Resources to a coal contract (see--COAL SALES--CONTRACT TO SUPPLY COAL TO NEIL SIMPSON UNIT #2 under this Item 1), and committed to certain other regulatory studies (see--RATE REGULATION--OTHER REGULATORY CONDITIONS OF APPROVING OF NEIL SIMPSON UNIT #2 under this Item 1). See--CONSTRUCTION AND CAPITAL PROGRAMS--FINANCING NEIL SIMPSON UNIT #2 under this Item 1.

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

     Black & Veatch Architects/Engineers of Kansas City, Missouri is furnishing the Neil Simpson Unit #2 design, engineering, and construction management services for a fixed fee. Contracts have been entered into with a general contractor and with other contractors and vendors to provide the various components of Neil Simpson Unit #2, such as the boiler, the turbine generator, the air quality control system, the condenser, the distributive control information system, the structural steel, the transformers, the coal silo, and the coal conveying system. All contracts provide for either fixed contract sums or fixed unit prices.

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

     Each of the contracts for the various components of the construction of Neil Simpson Unit #2 provide for certain obligations to correct defective work, warranties and liquidated damages provisions which the Company believes will provide some compensation to the Company for damages resulting from any failure of the various contractors and vendors to perform. Performance bonds from reputable surety companies have also been required to guarantee performance of all of the erection contracts. However, notwithstanding that the Company believes it has negotiated contracts with reputable businesses requiring damages for breach of performance and sureties to guarantee performance of erection contracts, the Company can give no assurances that Neil Simpson Unit #2 will be constructed on time and within the Guaranteed Cost, and if not, that the Company would be adequately compensated for all damages incurred due to any breaches of contracts. The contracts contain defenses to paying damages if the failure to perform was caused by events beyond the control of the contractors. Unexpected costs can result from various causes beyond the control of any party such as labor unrest, transportation delays, weather conditions, governmental interference, and other causes. While the Company believes it has properly protected itself to the extent reasonably possible through its contracts with its architect/engineer and contractors and vendors, the Company, through its guarantee to the SDPUC and the WPSC, did assume the risk of not being able to earn a return on any costs in excess of the Guaranteed Cost caused by (i) events beyond the control of any contracting party, (ii) uncompensated consequential damages and direct damages in excess of contractual liquidated damages and litigation costs resulting from contract breaches, and (iii) any inability to enforce contracts or performance bonds due to any unexpected lack of financial responsibility of contractors, vendors, or sureties.

     As of March 1, 1995, the construction of Neil Simpson Unit #2 is approximately 85 percent completed and is proceeding ahead of schedule. Based upon all current contracts and the estimate furnished by the architect/engineer, the Company expects to complete construction of Neil

Simpson Unit #2 by September 1, 1995, and at a cost of not to exceed $121,000,000. The Guaranteed Construction Cost is $124,889,000.

     Black Hills Power receives no bonus or incentive ratemaking benefit if it is able to bring Neil Simpson Unit #2 into commercial operation at total capital costs of less than the Guaranteed Cost.

      OTHER REGULATORY CONDITIONS OF APPROVING NEIL SIMPSON UNIT #2. As a condition to the WPSC granting a certificate of public convenience and necessity allowing Black Hills Power to build Neil Simpson Unit #2, Black Hills Power agreed to certain regulatory procedures consisting of implementing a cost-effective demand-side management program, establishing and perpetuating an Integrated Resource Planning Advisory Group, studying the feasibility of wind generation, and pursuing all reasonable cost containment measures in the construction and operation of Neil Simpson Unit #2 and the overall electric utility operations of Black Hills Power.

     Management is of the opinion that while these conditions are important and Black Hills Power is complying with all of the conditions, such conditions do not constitute anything more than what Black Hills Power is required to do as an electric utility under today's regulatory environment. Black Hills Power is in the process of implementing a demand-side management program in attempting to find cost-effective programs that would reduce the demand on Black Hills' system, thereby postponing to that degree the need for further electric power resources. Black Hills Power has implemented the Integrated Resource Planning Advisory Group consisting of members of the staffs of the SDPUC and the WPSC as well as representatives of Black Hills Power and its customers. This group is serving as a communication conduit for Black Hills Power to keep all regulators advised of its continuing integrated resource planning process.

     SOUTH DAKOTA--RETAIL--1995 RATE CASE. On February 1, 1995, Black Hills Power filed a general rate case with the SDPUC requesting a rate increase of $8,338,650 or approximately 9.96 percent for each retail rate class in South Dakota to take effect on or about September 1, 1995, when Neil Simpson Unit #2 is expected to become commercial. The SDPUC has jurisdiction of the rates charged all of Black Hills Power's South Dakota retail customers, which represent approximately 85 percent of the total of Black Hills Power's electric sales, both retail and wholesale. The South Dakota filing incorporates all of Neil Simpson Unit #2 in rate base. Based upon traditional South Dakota ratemaking precedents, management believes that the rate filing justifies an increase in revenue from South Dakota customers of $13,199,300 or a 15.58 percent. However, Black Hills Power is requesting only the 9.96 percent conditioned upon the Company retaining the benefits commencing January 1, 1997, of the sale to MDU. See--ELECTRIC POWER SALES AND SERVICE TERRITORY--ELECTRIC SALES--WHOLESALE TO MDU under this Item 1. This benefit would be the difference between the revenues to be received from furnishing the power and energy under the MDU contract and the incremental cost of fulfilling the contract. The Company further proposes to agree to no further rate increases to take effect prior to January 1, 1998, except for rate increases caused by purchased power, increased taxes, or other material new governmental impositions. The benefits the Company expects to receive from the MDU sale in 1997 and sales growth are expected to make up the deficiency in the proposed 9.96 percent rate increase and the 15.58 percent increase management believes the Company could have justified, but Black Hills Power's proposal does not restore the revenue deficiency between September 1, 1995 and December 31, 1996. However, management has made the proposal to the SDPUC in order to minimize large increases, to present a more phased-in rate increase approach which would be more acceptable to its customers, and to remain more competitive. See--COMPETITION IN THE ELECTRIC UTILITY BUSINESS under this
Item 1. Management believes that through good management and cost containment, if the proposed rate increase is granted, the Company will be able to maintain its earnings without any decrease through 1997 and with some modest increases thereafter.

     The Company expects the staff of the SDPUC and other various entities and associations, including the Company's major industrial group, to intervene in the South Dakota rate case and to contest the amount of the rate increase requested by the Company. Management does believe, however, that the rate increase is justified and that the evidence will more than justify the rate increase requested. From contacts with major industrial customers and through public information meetings concerning the pending South Dakota rate case, management believes that the proposed rate increase will be acceptable and substantially approved, but absolutely no assurances can be given.

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

     Neither the WPSC nor the SDPUC has made any determinations of rate treatment resulting from Neil Simpson Unit #2. These decisions are expected to be made in response to the 1995 general rate filings. While Black Hills Power believes that both the WPSC's and the SDPUC's orders were supportive of Neil Simpson Unit #2, the Company can give no assurances that the regulatory commissions will allow the full cost of Neil Simpson Unit #2 in rate base. Questions concerning the prudency of Black Hills Power to construct Neil Simpson Unit #2 may arise in the rate proceedings, and Black Hills Power assumes the risk of being able to prove to the regulatory commissions that Black Hills Power did need Neil Simpson Unit #2 and was prudent to construct the plant.

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

     Management does not believe that Black Hills Power is in a surplus capacity condition and that it should be successful in getting Neil Simpson Unit #2 into rate base. See--ELECTRIC POWER SALES AND SERVICE TERRITORY and ELECTRIC POWER SUPPLY--RESERVES under this Item 1. If, on the other hand, Black Hills Power is perceived by the regulators to be in a surplus capacity or energy condition at the time Neil Simpson Unit #2 comes into commercial operation, regulators could disallow a portion of Neil Simpson Unit #2 in rate base for a period of time.

     Based on statutory requirements, the SDPUC is expected to make its decision on the rate filing prior to September 1, 1995.

     South Dakota law and the SDPUC allow Black Hills Power to incorporate in its rates automatic adjustment clauses which allow all increases and decreases in the cost of purchased power and fuel to be added to or subtracted from rates without a rate case or order from the SDPUC. However, the clauses place a limitation on that portion of the cost of coal purchased by Black Hills Power from its affiliate Wyodak Resources which can be allowed in rates. This limitation provides that Black Hills Power may not include in rates any cost of coal which allows Wyodak Resources to earn a return on equity on sales to Black Hills Power in excess of a percentage equal to (i) the average interest rate paid by electric utilities with an "A" rating on long-term bonds plus
(ii) 400 basis points (4%). Black Hills Power estimates that the return on equity to be applied in 1994 to determine the refund will be 12.3 percent.
The Company has accrued $760,000 in 1994 in anticipation of what Black Hills Power estimates the refund to be for 1994 under this adjustment clause. The SDPUC rate order specifically provides that the limitation applies only to purchases by Black Hills Power, which tonnage sales represented 33 percent of Wyodak Resources' total sales of coal in 1994. See--COAL SALES--CONTRACT TO SUPPLY COAL TO NEIL SIMPSON UNIT #2 under this Item 1.

     WYOMING--RETAIL--1995 RATE CASE. In Wyoming, where revenue from retail sales represented 7 percent of revenue from total electric sales in 1994, Black Hills has not had a formal rate case before the WPSC since 1981. Every three months, Black Hills Power files an application to adjust rates to reflect changes in the cost of purchased power. The WPSC has been consistently approving these applications.

     On March 1, 1995, Black Hills Power filed an application for a general rate increase with the WPSC requesting that Neil Simpson Unit #2 be incorporated as a part of the rate base. The application requests a 9.95 percent rate increase.

     MONTANA--RETAIL. Black Hills Power's revenue from sales of electric power in Montana in 1994 represented less than 1 percent of revenues from total sales. The last formal rate application in Montana was in 1983. Every three months, Black Hills Power files an application to adjust rates to reflect changes in the cost of fuel and purchased power. The Montana Public Service Commission has been consistently approving these applications.

     WHOLESALE--CITY OF GILLETTE. Black Hills Power sells electric power and energy to the City of Gillette, Wyoming. See--ELECTRIC POWER SALES AND SERVICE TERRITORY--ELECTRIC SALES--WHOLESALE TO THE CITY OF GILLETTE. Such sales to Gillette represented approximately 8 percent of electric revenues received in 1994. The tentative agreement reached between Black Hills Power and the City of Gillette will provide for a rate increase to take effect on the first date of commercial operation of Neil Simpson Unit #2, but not earlier than September 1, 1995, that will yield additional revenues to Black Hills Power from the Gillette sale of approximately $1 million (an increase of approximately 15 percent from current rates), and the revenues will be reduced approximately $200,000 (reducing the increase from current rates to approximately 11.5 percent) per year commencing January 1, 1997, at the commencement of the sale of wholesale power to MDU. Because the new agreement will terminate a benefit Black Hills Power received from the use of WAPA energy, Black Hills Power's cost to serve Gillette will increase approximately $200,000 per year. Taking this additional cost into account, the effective rate increase for Gillette commencing September 1, 1995, will be approximately 12.3 percent and commencing January 1, 1997, approximately 8.8 percent from current rates. In the opinion of management, the agreement with Gillette to increase rates fully incorporates Neil Simpson Unit #2 into the Company's rate base as far as that sale to Gillette is concerned and will yield to the Company a rate of return on equity equal to at least the amount that the FERC would have allowed if the rate case had been contested. The new tentative Gillette agreement further provides for Gillette's agreement that the methodology used to determine the price to be paid by Black Hills Power to its affiliate Wyodak Resources for coal is just and reasonable.
Black Hills Power has further agreed not to apply to the FERC for any change in rates charged the City of Gillette that would take effect prior to January 1, 1998, unless such increase was caused by unusual events.

     The rates paid by Gillette are subject to regulation by the FERC on the basis of a just and reasonable standard. Either party may apply to the FERC for rate modifications to take effect on or after January 1, 1998. The current rates were determined by negotiations between Gillette and Black Hills Power.

     Black Hills Power has not experienced major problems in the recent past with regulatory bodies allowing it to increase its rates on a timely basis and allowing all operating costs and electric plant in rate base, but no assurances can be given that major problems will not occur in the future.


                      COMPETITION IN ELECTRIC UTILITY BUSINESS

     COMPETITION IN SERVICE AT RETAIL. In addition to Black Hills Power, RECs and the federal government through WAPA provide electric service in and around the service territory of Black Hills Power. Black Hills Power's transmission system is interconnected to Pacific Power's transmission system near Gillette, Wyoming. Pacific Power provides electric service at retail to large portions of Wyoming west of Gillette, Wyoming. WAPA retails electric service to certain government facilities in and around Black Hills Power's service territory. Black Hills Power and the RECs serve in territories which are protected by state laws or regulations which generally give each entity the exclusive right to serve retail in its respective territory; however, these laws or regulations are subject to change and there are certain exceptions.
In South Dakota, the SDPUC may allow a new customer with a load of over 2,000 kilowatts to choose to be served by a utility other than the utility in whose territory the new customer locates. Also see--COMPETITION IN ELECTRIC UTILITY BUSINESS--PUBLIC POWER--MUNICIPALIZATION under this Item 1.

     In Wyoming, public utilities operate in service territories assigned by the WPSC, and a franchise granted by the municipality's governing body is required to serve within a municipality. Black Hills Power's franchise for the City of Newcastle, Wyoming, representing approximately 2,000 customers and 6 percent of Black Hills Power's electric revenue, expires in 1999. The franchise may be renewed by action of Newcastle's common council. Black Hills Power may apply for and obtain the right to serve in another utility's electric service territory if it is found to be in the public interest to do so, but such applications are rarely granted.

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

     To assist in the planning of new resources and to minimize the risk of the loss of large loads, Black Hills Power does endeavor to contract with its large industrial users to serve all electric power needs for a term of years. Currently Homestake Mining Company is under a 9-year contract to purchase all of its electric power requirements, the South Dakota State Cement Plant is under a similar 5-year contract and the City of Gillette (See--ELECTRIC POWER SALES AND SERVICE TERRITORY--ELECTRIC SALES--WHOLESALE TO CITY OF GILLETTE) is under a 17-year contract for 23 megawatts of its base load. These three customers together in 1994 accounted for 29 percent of Black Hills' total firm kilowatthour sales and 20 percent of firm electric sales revenue.

     The primary competing fuel in Black Hills Power's territory is natural gas which is available to approximately 80 percent of its customers.

     PUBLIC POWER--MUNICIPALIZATION. Every municipality in Black Hills Power's service territory has the right upon meeting certain conditions to acquire or construct a municipally owned electric system and to serve customers within its city. As a wholesaler of electric power and energy, such municipality would have the power to demand and receive transmission access over Black Hills Power's transmission system. See--COMPETITION IN ELECTRIC UTILITY BUSINESS--TRANSMISSION ACCESS. A municipality would not necessarily have to form an electric system to serve all of a municipality but could establish a municipal system to serve certain portions of the municipality for certain customers, such as industrial customers. To form a city-wide electric system, a municipality would have to construct an electric distribution system or acquire the distribution system of the Company. The law is not clear if the city could force Black Hills Power to grant the city "transmission service" over the Company's distribution system. The Company would resist any attempt to do so.

     Black Hills Power is not aware of any movement by any municipality in its service territory which does not already have a municipally owned electric system to establish one.

     COMPETITION IN ELECTRIC GENERATION. Under the Public Utility Regulatory Policies Act (PURPA), certain small power generators burning waste fuel and renewable fuel and certain cogenerators that utilize steam for a purpose other than power generation are deemed to be qualifying facilities under PURPA and the owner can force an electric utility such as Black Hills Power to purchase power for its avoided costs. Generally avoided costs are those costs that would be avoided if it purchased power from the qualifying facility. To date Black Hills Power's only interface with qualifying facilities under PURPA was the attempt by Rosebud Enterprises, Inc. to build a waste fuel facility and sell power to Black Hills Power to avoid the building of Neil Simpson Unit #2. See--RATE REGULATION--SOUTH DAKOTA--RETAIL--1995 RATE CASE under this Item 1. However, major cogeneration facilities that would be qualifying facilities under PURPA have been announced for construction in the Powder River Basin of Wyoming near Wyodak Resources' coal mine.

     Black Hills Power could face the competition of industrial and public customers constructing self-generation facilities using alternative fuels, such as waste material, natural gas, or oil. To date Black Hills Power has not faced any material competition from such sources. Management does not believe that such sources are cost effective but can give no assurances that material competition from these sources will not occur.

     Under the new federal Energy Policy Act of 1992, a new class of wholesale-only electric generators, referred to as exempt wholesale generators
(EWGs) was created. See--EXEMPT WHOLESALE GENERATOR BUSINESS under this Item 1 explaining the Company's intent to engage in this business. The EWGs are now exempt from the Public Utility Holding Company Act of 1935 (PUHCA). Under

PUHCA, the parent company of a participant in a power project could become a public utility holding company subject to PUHCA, resulting in unacceptable restrictions and regulations. To some extent this impediment to creating EWGs as a subsidiary of a nonutility company has now been removed. An EWG must be engaged exclusively in the ownership and/or operation of "eligible facilities." An "eligible facility" is an electric generating facility whose output is sold only at wholesale. An EWG is not subject to restrictions relating to type of fuel, maximum size, technology, or permissible utility ownership as a qualifying facility is under PURPA. An EWG is subject to regulation by the FERC. A regulated electric utility may purchase power from an EWG in which the utility has an interest if each state commission with regulatory authority over the purchasing utility's retail rates approves such transaction.

     The Energy Policy Act of 1992 encourages independent power producers to effectively compete with qualifying facilities under PURPA and the electric utility itself to construct the future electric generation as it is needed.

     Black Hills Power's experience with competing qualified facilities and the effect of the new Energy Policy Act of 1992 indicate that Black Hills Power will be challenged by other alternatives each time it proposes to build generation. To be able to build its own generation, Black Hills Power will have to demonstrate under an integrated resource plan that its proposal is the least cost and most reliable of all other proposals. As a result of this competition, Black Hills Power is not necessarily going to be able to build new power plants to serve its own load growth.

     TRANSMISSION ACCESS. The Energy Policy Act of 1992 provided for amendments to the Federal Power Act that grant the FERC broad authority to mandate transmission access to the EWGs as well as others engaged in wholesale power transactions. Under the new law, any electric utility or any other entity generating wholesale electric energy may apply to FERC for an order requiring a utility to transmit such energy, including the enlargement of relevant facilities. If the utility refuses to wheel or furnish transmission service to an independent power producer, the FERC may but is not required to order wheeling in response to an application. FERC is not to order wheeling if to do so would impair the transmitting utility's reliability of service. The new law does provide for the transmitting utility to obtain its full cost of transmission service, to be determined by the FERC.

     The new Energy Policy Act of 1992 specifically prevents the FERC from ordering wheeling to end users (retail wheeling).

     Black Hills Power does now furnish transmission service for competing RECs and for the City of Gillette, Wyoming. However, the Energy Policy Act can require Black Hills Power to furnish transmission service for competing EWGs, qualifying facilities under PURPA, and other electric utilities, thereby increasing competition for Black Hills Power. As long as the states in which Black Hills Power operates continue to grant exclusive service territories, the federal government does not preempt this state jurisdiction, and municipalities in Black Hills Power's service territory do not establish municipal electric systems, the increase in transmission access through the Energy Policy Act of 1992 through Black Hills Power's transmission system is likely not to have an effect upon Black Hills Power. However, if the electric rates of Black Hills Power become noncompetitive with alternative sources of power or such a trend develops throughout the country, further pressure on both Congress and the state legislators for more competition could result in modifications to the utility's service territory and retail wheeling could be mandated, all of which could have an adverse effect upon Black Hills Power's electric business. On the other hand, if Black Hills Power can continue to acquire low-cost new generation and can offer power at competitive rates, retail wheeling may become a positive opportunity for the Company.

     PRICE COMPETITION. Each of Black Hills Power, the RECs and Pacific Power serving around Black Hills Power's service territory offers a package of rates and services designed to recognize the costs and needs of various customer classes. The following rate comparisons are provided to show the difference in cost that typical customers are currently experiencing from these entities.

Regular Residential Service


                                                           Percentage That
                                                      Competitor is Higher (+)
                                    Monthly Cost            or Lower (-)
                                     (500 kWh)        Than BHP Proposed Rates
SD - Black Hills Power                  $43.54                 ---
     (1)Proposed                        $47.25                 ---
SD - Black Hills Electric (REC)         $55.70                 +18
SD - Butte Electric (REC)               $57.64                 +22
SD - West River Electric (REC)          $52.50                 +11
WY - Black Hills Power                  $39.58                 ---
     (1)Proposed                        $42.90                 ---
WY - Tri-County Electric (REC)          $34.37                 -20
WY - Pacific Power                      $30.03                 -30

Small Commercial Service
                                    Monthly Cost
                                  (6,000 kWh, 30 kW)

SD - Black Hills Power                 $529.11                 ---
     (1)Proposed                       $583.10                 ---
SD - Black Hills Electric (REC)        $381.40                 -35
SD - Butte Electric (REC)              $389.70                 -33
SD - West River Electric (REC)         $442.80                 -24
WY - Black Hills Power                 $468.24                 ---
     (1)Proposed                       $501.25                 ---
WY - Tri-County Electric (REC)         $288.44                 -42
WY - Pacific Power                     $328.32                 -34

Large Commercial/Industrial Service
                                    Monthly Cost
                                (120,000 kWh, 300 kW)
SD - Black Hills Power               $6,776.45                 ---
     (1)Proposed                     $7,391.73                 ---
SD - Black Hills Electric (REC)      $7,053.00                 - 5
SD - Butte Electric (REC)            $8,283.00                 +12
SD - West River Electric (REC)       $7,645.30                 + 3
WY - Black Hills Power               $7,100.40                 ---
     (1)Proposed                     $7,674.81                 ---
WY - Tri-County Electric (REC)       $6,291.10                 -18
WY - Pacific Power                   $4,485.40                 -42

(1)Approximate cost if Black Hills Power's current rate applications are granted.

     Of the group, Black Hills Power, Tri-County Electric, and Pacific Power have their rates established by commission order. The South Dakota RECs are not under rate regulation and therefore have the opportunity to offer incentive rates and services to commercial and industrial users designed to attract new customers without regulatory review while Black Hills Power may be denied this opportunity by regulation of its rates.

     Management is cognizant of the competitive ramifications of the previous rate comparability table in view of the movement toward more competition in the electric industry. Black Hills Power's competitors also have construction requirements and inflationary pressures which may require rate increases from time to time. Pacific Power and the cooperatives through Basin Electric have developed markets for their electric power and energy throughout the western United States. Therefore, price competition is likely to be based on a wider area than just in and around Black Hills Power's service territory. The cost of electric power along the west coast of the United States is substantially higher than Black Hills Power's rates. Management believes that through prudent management and utilizing its coal supply, it will be able to compete effectively.

     Black Hills Power's management forecasts that its construction program and anticipated load growth will result in rate increases higher than inflation during 1995 but will be lower than inflation when averaged over ten years. However, many factors beyond the control of the Company could affect this, such as higher than expected construction costs, unfavorable regulatory treatment, and unexpected loss of load. No assurances can be given in this area.

                         CONSTRUCTION AND CAPITAL PROGRAMS

     The construction and capital costs for 1994 for its electric, mining, and oil and gas production operations were $88,171,000, $5,911,000, and $8,977,000, respectively.

     The Company reviews its construction and capital program annually. Current estimates of construction and capital expenditures for 1995 through 1997 are as follows:

                                     1995           1996           1997
                                              (in thousands)
Electric
     Neil Simpson Unit #2          $31,100       $      -        $     -
     Other Production                1,100          1,200          1,800
     Transmission                    3,000          4,400          2,700
     Distribution                    8,000          7,000          7,700
     General                         1,100          2,400          2,300
                                   -------        -------        -------
        Total                      $44,300        $15,000        $14,500
                                   =======        =======        =======
Coal mining                        $ 1,700        $ 2,500        $ 1,100
                                   =======        =======        =======
Oil and gas production             $ 9,500        $ 6,000        $ 6,000
                                   =======        =======        =======
Total                              $55,500        $23,500        $21,600
                                   =======        =======        =======

     BLACK HILLS POWER. The 1994 construction costs for the Company excluding Neil Simpson Unit #2 were financed primarily with internally generated funds.

     The above capital budget includes approximately $31,100,000 for the completion of the design and construction of Neil Simpson Unit #2. See--ELECTRIC POWER SUPPLY--NEIL SIMPSON UNIT #2 under this Item 1.

     FINANCING NEIL SIMPSON UNIT #2. The Company is financing the construction of Neil Simpson Unit #2 and its other construction program with the sale of additional shares of common stock, short-term borrowing, the issuance of long-term bonds, and the increasing of dividends paid by Wyodak Resources to the Company.

     In 1993 the Company sold 525,000 shares of additional common stock in a public offering at $25-3/8 per share. Net proceeds to the Company from this sale were approximately $12.7 million. The Company also modified its dividend reinvestment program so that the Company can elect to either issue new stock or purchase stock on the market to satisfy the shareholders' requests to reinvest dividends. The Company raised an additional $2.4 million of equity capital from the dividend reinvestment program in 1994.

     To complete the equity portion of the capital budget, the Company plans to cause Wyodak Resources to upstream $40 million of dividends during 1995.

     To finance the debt portion of the construction program, the Company filed a Form S-3, shelf registration in 1994 for $100 million first mortgage bonds. The Company issued $45 million 30-year first mortgage bonds on September 1, 1994, at an effective interest rate of 8.33 percent and $30 million 15-year first mortgage bonds on February 3, 1995, at an interest rate of 8.06 percent. The 15-year first mortgage bonds are subject to a one-time option of the holder to cause the Company to redeem the 15-year first mortgage bonds in 2002. The Company also issued $3 million environmental improvement revenue bonds in 1994 which the Company continues to remarket on a short-term basis at variable interest rates.

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

     WESTERN PRODUCTION. Western Production's capital program is planned to be devoted primarily to oil and gas development drilling in Texas, California, and the Rocky Mountain Region. Secondary emphasis will be on production acquisitions and exploration drilling. The capital program is planned to be financed with internally generated funds and approximately $3.5 million of short-term bank borrowings.

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

     Under this agreement, Wyodak Resources agrees that its earnings from all coal sales to Black Hills Power (including the 20 percent share on the Wyodak Plant and all sales to Black Hills Power's other plants) will be limited to a return on Wyodak Resources' original cost, depreciated investment base. The return is 4 percent (400 basis points) above A-rated utility bonds to be applied to a new investment base each year. In addition, Wyodak Resources committed to further reduce the coal price for coal to be used in any of Black Hills Power's power plants during the period of time that under prudent dispatch that power plant would not have been operated if it were not for the discounted price of coal. In South Dakota (84 percent of Black Hills Power's electric revenues), Black Hills Power is currently precluded from passing on to its customers any cost of coal from Wyodak Resources which would exceed the same rate of return, but the dispatch discount is an additional accommodation not applied at this time.

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

     Sales and production statistics for the last five calendar years are as follows:

                  Revenue from Sale   % Revenue Derived
                        of Coal              from         Tons of Coal Sold
     Year           (in thousands)    Black Hills Power    (in thousands)
     1994               $28,594              33%                2,796
     1993                29,822              34                 3,027
     1992                28,296              35                 2,958
     1991                26,138              35                 2,742
     1990                26,528              36                 2,908

     Wyodak Resources furnishes all of the fuel supply for the Wyodak Plant in which Black Hills Power owns a 20 percent interest and Pacific Power an 80 percent interest. See Note 6 of "Notes to Consolidated Financial Statements" appended hereto. The price for unprocessed coal sold to the Wyodak Plant is based on a coal supply agreement entered into by Black Hills Power, Pacific Power, and Wyodak Resources in 1974 and terminating in the year 2013. This agreement was amended and restated in 1987 as discussed below.

     Wyodak Resources, Black Hills Power, and Pacific Power entered into settlement agreements in 1987 which settled a dispute over the quantity of coal Pacific Power was required to purchase to operate the Wyodak Plant and Pacific Power's obligation to purchase additional coal commencing in 1990 under a contract which would have provided coal for a since canceled second unit at the Wyodak Plant. Said agreements are referred to as the PacifiCorp Settlement which is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1994 Annual Report to Shareholders of the Company on pages 12 through 18, incorporated herein by reference.

     Revenue from coal sales to the Wyodak Plant totaled $20,671,000 in 1994 or 72 percent of revenue for all coal sold by Wyodak Resources. The quantity of coal sold in 1994 for the Wyodak Plant was 1,956,000 tons, as compared to 2,118,000 tons sold in 1993. Barring unusual periods of maintenance, the quantity of coal for the maximum consumption capability of the Wyodak Plant for one year is approximately 2,100,000 tons and the average yearly consumption is 1,900,000. The average consumption is expected to continue during the remaining 19 years of the coal agreement. However, from time to time, the plant's physical operating capabilities will affect the quantity of coal burned.

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

     Black Hills Power expects its power plants to continue to consume approximately the same quantity of coal as in 1994 unless unexpected mechanical failures occur. Of the 2,796,000 tons of coal sold by Wyodak Resources in 1994, 915,000 tons were sold to Black Hills Power, 1,565,000 tons were sold to Pacific Power, and 316,000 tons were sold to others.

     Wyodak Resources' revenue from sales of coal to Pacific Power and Black Hills Power as compared to its revenue from all sales to other customers for the last three years was as follows:


                  Revenue from      Revenue from     Revenue from All Sales
                   Sales to       Sales to Black    Unaffiliated Customers
                Pacific Power     Hills Power (1)  (includes Pacific Power)
     Year                         (in thousands)
     1994           $16,887           $ 9,445               $19,149
     1993            17,448            10,047                19,775
     1992            16,541             9,811                18,485

(1) Is not adjusted for refunds under South Dakota rate order. See RATE REGULATION of this Item 1.

     In addition to the coal sold to the Wyodak Plant and to Black Hills Power, Wyodak Resources sells coal to the South Dakota State Cement Plant under an all requirements contract expiring on December 1, 1997. Wyodak Resources sold 249,000 tons under this contract in 1994. Smaller amounts of coal are sold to various businesses and for residential use. All long-term contracts contain adjustment clauses based upon certain costs and government indices.

     Many factors can significantly affect sales of coal and revenue under the existing contracts. Examples include the seller's or buyer's inability to perform due to machinery breakdown, damage to equipment, governmental impositions, labor strikes, coal quality problems, transportation problems, and other unexpected events.

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

     MARKETS AND SALES. The Company's oil and gas production is sold at or near the wellhead, generally at posted prices. Gas production is generally sold in the spot market at prevailing prices. Western Production has been able to market all of its oil and gas production. Operating revenue by source for the last five years is as follows:

                 Oil and Gas      Gas Plant           Field
                    Sales          Revenue          Services
               (in thousands)   (in thousands)   (in thousands)
        1994        $8,325           $729            $2,998
        1993         7,489            759             3,148
        1992         5,640            701             3,258
        1991         4,780            693             3,595
        1990         4,240            876             3,480

     Quantities and sale prices for oil and gas production are affected by market factors beyond the control of the Company. Such factors include the extent of domestic production, level of imports of foreign oil and gas, general economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws. There can be no assurance that oil and gas prices will not decrease in the future. Such declines would decrease net revenues from oil and gas properties and reduce the value of such assets.
These declines could result in the write down of certain oil and gas assets.

     PRODUCTION. Western Production produced approximately 609,000 equivalent barrels of oil in 1994. Approximately 32 percent of this production came from the Finn-Shurley Field which is comprised primarily of stripper wells (wells producing less than 10 barrels per day).

     DRILLING ACTIVITY. Western Production participated in the drilling of 25 wells in 1994. Western Production's average working interest in such wells was 19.6 percent, or 4.91 net wells. Approximately 84 percent of the wells were classified as development wells and 16 percent were classified as exploratory wells. A development well is a well drilled within the presently proved productive area of an oil and gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir. An exploratory well is a well drilled in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir.


                         EXEMPT WHOLESALE GENERATOR BUSINESS

     In 1995 Wyodak Resources formed a wholly owned subsidiary as a Wyoming corporation named WYGEN, Inc. WYGEN applied for and received from the FERC a determination that WYGEN has exempt wholesale generator status under Section
32 of the Public Utility Holding Company Act. WYGEN was formed for the sole purpose of engaging in the generating and selling of electric power and energy at wholesale. At this time WYGEN is proposing to build an 80 megawatt coal-fired electric generating plant to be known as the Wygen Plant adjacent to Neil Simpson Unit #2. WYGEN has filed with the Wyoming Department of


Environmental Quality an application for a prevention of significant deterioration air quality construction permit. WYGEN has received commitments from contractors which would supply the major components of the Wygen Plant to furnish those components if WYGEN is able to commit the construction of the Wygen Plant by the end of 1995. Based upon the commitments of these major contractors, management believes that WYGEN would be able to construct the Wygen Plant for approximately the same cost of construction as Neil Simpson
Unit #2.

      WYGEN would not be able to finance and therefore would not commence construction of the Wygen Plant until such time that WYGEN received power purchase contracts from responsible entities. Financing would be obtained through assignments of the power purchase contracts. The holders of the debt to finance the Wygen Plant would have no recourse against the Company.
To date, WYGEN has not obtained the power purchase contracts that would be required for the financing and construction of the Wygen Plant, and until such contracts are obtained, WYGEN will not construct the Wygen Plant. The wholesale electric market at this time trends toward short-term purchases. A long-term contract would be required to finance the Wygen Plant. Unless the wholesale electric market moves toward long-term commitments, it is not likely that WYGEN will be able to construct the plant.

     WYGEN's intent is to not sell electric power and energy to its affiliate, the Company, but to sell electric power and energy to other electric utilities and entities engaged in some facet of the electric power business. The independent power producer business is highly competitive, and the Company can give no assurances that WYGEN will be successful in obtaining the purchased power contracts necessary to cause the Wygen Plant to be constructed.

     Markets for the electric power and energy from the Wygen Plant would depend upon the ability of WYGEN to obtain transmission rights to cause electric power and energy to be delivered over transmitting utilities' transmission systems. While the Energy Policy Act of 1992 grants WYGEN the rights to force transmission access through an application to the FERC, the transmission of such power along with other new electric power generators planned by qualifying facilities in the Wyoming area of the location of the Wygen Plant may require the addition of major new transmission improvements.
The responsibility for the construction of such new transmission facilities is uncertain, and if transmission improvements and access are not obtained through negotiations, the time involved in completing a proceeding before the FERC and in constructing any new transmission facilities can in effect delay the time that WYGEN could make contractual commitments to deliver electric power and energy to the market.


                            ENVIRONMENTAL REGULATION

     The Company is subject to present and developing laws and regulations with regard to air and water quality, land use, land reclamation, and other environmental matters by various federal and state authorities.

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


     The PSD Permit sets emission rate limitations on particulate, sulfur dioxide (SO2), nitrogen oxides (NOx), carbon monoxide and particulate emissions, and opacity limitations. The PSD Permit requires constant monitoring to determine continual compliance with the SO2, NOx, and opacity limitations.

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

     EMISSIONS FROM OTHER PLANTS. All of Black Hills Power's generating plants are believed by management to be operating in full compliance with air quality laws and regulations. Applications for continued operation of the Kirk power plant have been submitted for the approval of the South Dakota
Department of Environment and Natural Resources ("DENR") and have been pending for some time. The DENR has issued a permit for the operation of the Ben
French Plant.

     ASBESTOS. Black Hills Power completed the majority of the asbestos removal work at the Osage power plant in 1993. This included that removal work being performed in conjunction with the reinforcement of the walls of the three boiler units. The remaining asbestos at the Osage, Neil Simpson, Kirk, and Ben French facilities is believed to be adequately encapsulated. Its removal will occur as other projects necessitate or as deterioration occurs.
No cost determination has been made for the additional work required.

     THE CLEAN AIR ACT AMENDMENTS.  Legislation enacted by the Congress of the
United States in late 1990 to amend the Clean Air Act will have an impact on Black Hills Power's power plants.

     All of the power plants other than the Wyodak Plant are made up of units with generating capacity of 25 megawatts or less and are believed to be exempt from most of the limitations and requirements of the Act. The Company continues to monitor proposed regulations and the preparation of EPA guidelines that may require Black Hills Power to retrofit its plants under 25 megawatts to permit enhanced monitoring of air emissions. If such requirement is imposed, management is unable at this time to determine the capital cost and increased operating costs from such monitoring.

     All facilities are subject to the payment of fees calculated on the basis of tons per year of emissions of sulfur dioxide, nitrous oxide, and particulate. The annual fees for the Ben French and Kirk plants in South
Dakota are estimated to be $25,000 for 1994; and for Neil Simpson Unit #1 and Osage Plants in Wyoming, fees are estimated at $63,000 for 1994.

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

     By voluntarily complying with the requirements of Phase I of the Clean
Air Act Amendments, and obtaining approval from the Environmental Protection
Agency, the Company is expected to be able to receive an advance of its air allowances at the Wyodak Plant for the years 1995 and 1996, that can in turn be sold. This requires a host unit Phase I facility to substitute the Wyodak
Plant air allowances for its requirements. The Company has located a host unit Phase I facility and entered into an agreement for the sale of a portion of the Company's allowances as a substitution unit, with the allowances to be taken by the host unit sometime after 1995. The Company is required to then pay these allowances back to EPA ten to twenty years after the sale.

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

WATER QUALITY

    NPDES PERMITS. All of the power plants operated by Black Hills Power require permits under the National Pollutant Discharge Elimination System.
The permit for the continued discharge at the Ben French power plant has been issued with decreased monitoring requirements, and the permits for the other facilities are current, including authorizations for storm water discharge. Renewal applications for the permits for the Ben French and the Kirk power plants have been submitted to the DENR and have been pending for some time. The permits for the other facilities are current, including authorizations for storm water discharge.

     In 1993 the Osage plant experienced an inability to meet the permit levels for pH at one of its discharge points. The nature of the ash generated at the facility is believed to have been the source of the high pH values.
Black Hills Power has applied for and received a modified permit and installed a sulfuric acid treatment. Effluent at the Osage Plant has now been returned to an acceptable pH level.

     No penalties, claims, or actions have been taken against the Company because of the discharge levels, and none are expected. The other plants are in compliance with their stated permit discharge levels.

     SPCC PLANS. Pollution prevention plans are in place for the plant facilities, and the current Spill Prevention Control and Countermeasures plans have been updated and include hazardous materials contingency plans.

     A random inspection by a contractor and representative of the Environmental Protection Agency (EPA) took place in 1993 at the Ben French power plant. The inspection occurred prior to the implementation of the updated plan at that facility. On April 28, 1994, the EPA, Region VIII, notified Black Hills Power of alleged deficiencies in compliance with the Oil
Pollution Prevention Regulations promulgated under the Clean Water Act.  On
August 3, 1994, Black Hills Power responded to the EPA letter of deficiency and submitted for review an updated SPCC Plan for the Ben French station.
Management disagrees with many of the EPA's alleged deficiencies and interpretation of the applicable regulations. To date the EPA has not responded to the Black Hills Power response. The deficiencies alleged by the EPA may result in civil penalties being imposed. No opinion can be provided at this time as to the amount of the penalties.

LAND QUALITY

     SOLID WASTE DISPOSAL. Black Hills Power disposes of power plant wastes from its Ben French, Kirk, and Osage power plants at several locations at or near each of said plants. Such disposal is done under authority of permits either issued or under temporary authority pending action on applications. A five-year permit for the expansion of the current ash disposal site for the Ben French power plant has been received from the DENR. A permit for reclamation of a historic disposal site at Osage has been obtained, and the closure of the old ash dam has been approved. The application for renewal and expansion of the landfill permit at Osage is pending. Management is not aware of any unusual problems which may arise from locating new sites or from maintaining the existing disposal sites in full compliance with the law.

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

     The Permit imposes a variety of conditions which the DEQ believes are required to comply with applicable laws and regulations and to establish reclamation with a minimal impact on land, water, and air. These conditions are continuing and require monitoring of water and land that could reveal factors unknown at this time. The exact costs of complying with these conditions cannot be accurately ascertained until years later when reclamation is completed.

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

     The cost of reclaiming the land is accrued as the coal is mined. While the reclamation process takes place on a continual basis, much of the reclamation occurs over an extended period after the area is mined.
Approximately $600,000 was charged to operations as reclamation expense in 1994. As of December 31, 1994, accrued reclamation costs were approximately
$7,600,000.

     Wyodak Resources supports reclamation procedures which are economically feasible and consistent with sound environmental practices, but it can give no assurances that it will be successful in doing so.

GENERAL

    PCB'S The Company's electrical system contains an undetermined number of polychlorinated biphenyl (PCB or PCB's) contaminated transformers. PCB's are believed to have cancer causing and toxic effects on humans and are heavily regulated in their use and disposal as a toxic substance at levels in excess of 50 parts per million. Black Hills Power is beginning its fourth year of a five-year testing program that is intended to remove PCB contaminated transformers. If PCBs are present in levels above 50 parts per million, the equipment is removed from the system and disposed of in accordance with the current federal Toxic Substances Control Act. A concern is always present that an incident involving a PCB contaminated transformer could result in substantial cleanup costs for the Company. Those incidents which might involve a fire or the release of PCB-contaminated oil into a waterway are of the greatest concern and result in substantial damage claims.

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

     OIL RELEASES. Three unauthorized oil releases occurred in 1994 as a result of equipment owned by Black Hills Power. Two of the releases, one of which was in excess of 1,600 gallons of diesel fuel, occurred to earthen berms adjacent to storage tanks. The other involved a small amount of petroleum product, and all releases were located on Black Hills Power property. Only minimal remedial measures were required by the DENR. No penalties, claims, or actions have been taken against the Company because of the releases, and none are expected.

     UNDERGROUND STORAGE TANKS. Black Hills Power does not have any underground storage tanks in operation at this time. The residual contamination from underground storage tanks that were removed from the Wyodak
Resources mine site was believed to have caused some contamination of ground waters. The DEQ, however, has not required any further remediation action at the site.

     BEN FRENCH OIL SPILL. Assessment and remediation efforts have continued during 1994 on Black Hills Power property located near the Ben French power plant. The extensive contamination of the site with fuel oil is historic, but was discovered in 1990 and 1991 when the Company took steps to cleanup a release caused by an overflow that had resulted from an equipment failure.
The Company hired experts to aid in the assessment and remediation and has worked closely with the DENR.

     Soil borings and the operation of monitoring wells on the perimeters of Black Hills Power's property show no indication of contamination beyond Black
Hills Power's property at this time. The confinement of the contamination is attributed to the contour of the land at the site. Although based on samples from monitoring wells management does not believe the fuel oil has migrated to waterways, the fuel oil has the potential of migrating toward a natural drainage area which could allow it to enter area waterways. In such event, the clean-up costs could be greatly increased. In order to prevent such an occurrence, a duct-bank remediation system is currently in place. This system is designed to channel the oil to a recovery location.

     Additional monitoring wells were installed in the area during 1993, and very minimal amounts of fuel oil as a free product continues to be removed from the site on a monthly basis. No time frame for the completion of the remediation work has been established.

     Costs for the cleanup are currently approximately $350,000.  Black Hills
Power has applied for reimbursement of these costs from the South Dakota
Petroleum Release Compensation Fund. The initial request for the sum of $46,700 has been considered and reimbursed to the extent of $27,700, which includes the reduction for the $10,000 deductible amount. The Company's additional requests for reimbursement are still under consideration. Apart from the application of a second deductible amount of $10,000, no estimation of the reimbursement amount can be made at this time. To date, no penalties, claims, or actions have been taken or threatened against the Company because of this release. No assurances can be given, however, that no actions will be taken or what the eventual cost of this cleanup will be.

     MUSH CREEK CLEANUP. In 1993 Western Production voluntarily undertook the clean-up of an unpermitted oil disposal site located near its facilities outside Newcastle, Wyoming. The crude oil and some contaminated soils have been removed from the site and properly disposed of under the authorizations of the DEQ. The Company has completed the remediation and reclamation of the site with the approval of the DENR.


ELECTROMAGNETIC FIELDS

     The SDPUC has opened a docket to study electromagnetic fields ("EMF") issues. A number of studies have examined the possibility of adverse health effects from EMF. Certain states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way.
None of the jurisdictions in which Black Hills Power operates has adopted formal rules or programs with respect to EMF or EMF considerations in the siting of electric facilities. Black Hills Power expects that public concerns will make it more difficult to site and construct new power lines and substations in the future. It is uncertain whether Black Hills Power's operations may be adversely affected in other ways as a result of EMF concerns. Black Hills Power is designing all new transmission lines under EMF standards adopted by the State of Florida so as to minimize the EMF effect.

SUMMARY

     The Company makes ongoing efforts to comply with new as well as existing environmental laws and regulations to which it is subject. It is unable to estimate the ultimate effect of existing and future environmental requirements upon its operations.

                                     EMPLOYEES

     At December 31, 1994, the number of employees of the Company (including
Black Hills Power), Wyodak Resources, and Western Production were 356, 55, and
41, respectively, for a total of 452 employees.



ITEM 2.  PROPERTIES

                                UTILITY PROPERTIES

     The following table provides information on the generating plants of Black Hills Power. During 1994, 99 percent of the fuel used in electric generation, measured in Btus (British thermal units), was coal.


                                 Generating Units         Plant Totals
                                 ----------------         ------------
                                                         Net Generation
                                                          Twelve Months
                                  Name Plate                  Ended
                      Year of       Rating    Principal December 31, 1994
                   Installation (Kilowatts)(a)   Fuel   (thousands of KWH)
Osage Plant             1948         11,500      Coal
(Osage, Wyoming)        1950         11,500      Coal
                        1952         11,500      Coal         213,123

Kirk Plant              1956         18,750      Coal         104,720
(Lead, South Dakota)

Ben French Station      1960         25,000      Coal
(Rapid City,            1965         10,000      Oil
South Dakota)           1977(b)      50,400      Oil
                        1978(b)      25,200      Oil or gas
                        1979(b)      25,200      Oil or gas   163,289

Neil Simpson Unit #1    1969         21,760      Coal         103,818
(Wyodak, Wyoming)

Wyodak Plant            1978(c)      72,400(c)   Coal         523,580
(Wyodak, Wyoming)
                                    -------                 ---------
     Total                          283,210                 1,108,530

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

(c) Black Hills Power's 20 percent interest. See Note 6 of "Notes to Consolidated Financial Statements" appended hereto.


     Black Hills Power owns transmission lines and distribution systems in and adjoining the communities served consisting of 445 miles of 230 kV, 4 miles of 115 kV, 532 miles of 69 kV, 8 miles of 47 kV, and numerous distribution lines of less voltage. Black Hills Power owns a service center in Rapid City, several district office buildings at various locations within its service area, and an eight-story home office building at Rapid City, South Dakota housing its home office on four floors, with the balance of the building rented to three tenants.

                                 MINING PROPERTIES

     Wyodak Resources is engaged in mining and processing sub-bituminous coal near Gillette in Campbell County, Wyoming. The coal averages 8,000 Btus per pound. Mining rights to the coal are based upon coal owned and five federal leases. The estimated tons of recoverable coal from each source as of December 31, 1994 are set forth in the following table:

                                               Estimated Tons of
                                                Recoverable Coal
                                                 (in thousands)
Fee coal                                               1,079
Federal lease dated May 1, 1959                       17,914
Federal lease dated April 1, 1961                      6,987
Federal lease dated October 1, 1965                  117,534
Federal lease dated September 28, 1983                20,355
Federal lease dated March 1, 1983                     22,604
                                                     -------
                                                     186,473

     Coal reserves are estimated at 186,473,000 tons of which approximately 30,292,000 tons are committed to be sold to the Wyodak Plant, approximately 9,000,000 tons to Black Hills Power's other plants, and 20,000,000 tons for Neil Simpson Unit #2. Purchase options are granted on 51,000,000 tons of which options for 50,000,000 tons can be exercised only if Wyodak Resources has not committed the coal reserves to other buyers prior to such exercise. Because the coal purchase price that will be paid if the options are exercised would be substantially higher than prices being paid under new coal contracts, it is unlikely that the options will be exercised.

     Each federal lease grants Wyodak Resources the right to mine all of the coal in the land described therein, but the government has the right at the end of 20 years from the date of the lease to readjust royalty payments and other terms and conditions. All of the federal leases provide for a royalty of 12.5 percent of the selling price of the coal.

     Each federal lease requires diligent development to produce at least one percent of all recoverable reserves within either 10 years from the respective dates of the 1983 leases or 10 years from the date of adjustment of the other leases. Each lease further requires a continuing obligation to mine, thereafter, at an average annual rate of at least one percent of the recoverable reserves. All of the federal leases and its remaining fee coal constitute one logical mining unit and is treated as one lease for the purpose of determining diligent development and continuing operation requirements.
All coal is to be mined within 40 years from 1992, the date of the logical mining unit. Even if federal coal leases are not mined out in 40 years, the federal coal is likely to be available for further lease after the 40 years. Wyodak Resources' current coal agreements require production which should be sufficient to satisfy the diligent development and continual operation requirements of present law. Wyodak Resources will require additional coal sales in order to mine all of its federal coal within the 40-year requirement.

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

     Approximately 30,292,000 tons of the Federal Coal Lease dated October 1, 1965, has been mortgaged as security for the performance of its obligations under the coal supply agreement for the Wyodak Plant.

     In 1992 Pacific Power, the Company, and Wyodak Resources entered into an agreement providing for the construction of new coal handling facilities. These facilities were substantially completed in 1995. The new coal handling facilities consist of an in-pit system (consisting of in-pit movable crushers and a conveyor to a secondary crusher transfer point), an out-of-pit system (consisting of the secondary crusher), new truck load-out facilities, a conveyor to deliver coal to Neil Simpson Unit #1, and a conveyor to deliver coal to the Wyodak Plant and eventually to Neil Simpson Unit #2. The total construction costs of these facilities were $23,812,000, of which Pacific Power paid $19,168,000 and Wyodak Resources $4,644,000. The reason for the large amount paid by Pacific Power is that under the PacifiCorp Settlement, Pacific Power was obligated to pay up to $15,000,000, plus an amount to adjust for inflation since 1987, for new coal handling facilities which were required to extend the mining of coal to another pit, the Peerless area, situated west of the Wyodak Plant. Under the agreement among PacifiCorp, the Company, and Wyodak Resources, Wyodak Resources operates the in-pit system, the conveyor to Neil Simpson Unit #1, and the truck load-out system, and PacifiCorp operates the secondary crusher transfer building and the conveyor to the Wyodak Plant. The agreement provides for the use of the new coal handling facilities to deliver coal to the Wyodak Plant, Neil Simpson Unit #1, Neil Simpson Unit #2, the truck load-out and, if there is sufficient capacity, to additional power plants to be constructed at the site. The agreement provided for Black Hills Power to own certain undivided interests of these facilities, but Black Hills Power and Wyodak Resources have entered into an agreement providing for the transfer of all interests of Black Hills Power in these facilities to Wyodak Resources. This transfer is consistent with the agreement of Wyodak Resources to deliver Black Hills Power completely processed coal.


                            OIL AND GAS PROPERTIES

     Western Production operates 349 wells as of December 31, 1994. The vast majority of these wells are in the Finn Shurley Field, located in Weston and Niobrara Counties, Wyoming. Twelve of the wells Western Production operates are located in Adams and Weld Counties, Colorado and two are located in Washakie County, Wyoming. Western Production does not operate but owns a working interest in 61 producing properties located in Wyoming, Kansas, Colorado, Montana, North Dakota, Texas, and California. The majority of wells operated by Western Production were drilled between 1977 and 1984, prior to its acquisition by Wyodak Resources. They were drilled under drilling programs wherein working interests were sold to various investors. Approximately 232 investors own working interests in wells operated by Western Production.

     Western Production owns a 44.7 percent interest in a natural gas processing plant also located at the Finn Shurley Field. The gas plant is operated by Western Gas Resources, Inc. of Denver, Colorado, which owns a 50 percent interest therein and processes all the gas produced from the Finn Shurley Field and the Boggy Creek Field.

     The following table summarizes Western Production's estimated quantities of proved developed and undeveloped oil and natural gas reserves at December 31, 1994 and 1993, and a reconciliation of the changes between these dates using constant product prices for the respective years. These estimates are based on reserve reports prepared by Ralph E. Davis Associates, Inc. (an independent engineering company selected by the Company). Such reserve estimates are based upon a number of variable factors and assumptions which may cause these estimates to differ from actual results.

                                       1994                  1993
                                   Oil      Gas          Oil       Gas
                            (in thousands of barrels of oil and MCF of gas)
Proved developed and
 undeveloped resources:
   Balance at beginning of year  1,116     2,759       2,199      3,243
   Production                     (321)   (1,731)       (327)      (777)
   Additions                       107     7,582         259      1,847
   Revisions to previous
    estimates due to changed
    economic conditions            536       470      (1,015)    (1,554)
                                 -----     -----       -----      -----
Balance at end of year           1,438     9,080       1,116      2,759
                                 =====     =====       =====      =====
Proved developed reserves at
  end of year included above     1,436     6,246       1,116      2,759
                                 =====     =====       =====      =====
Year-end prices                 $15.75     $1.72      $13.00      $2.35


     Western Production has approximately 141,000 gross and 64,000 net acres of oil and gas leases, out of which 27,000 gross and 15,000 net acres are producing and 114,000 gross and 49,000 net acres are undeveloped. Approxi-mately 45 percent of the undeveloped acres are held by production or through paid-up leases thereby not requiring annual delay rental payments. No representations are made that reserves can be attributed to any undeveloped oil and gas leases. Undeveloped leasehold that are not held by production have varying provisions but generally terminate if oil and gas is not produced within the primary term of the lease.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in minor routine administrative proceedings and litigation incidental to the businesses, none of which, in the opinion of management, will have a material effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of all executive officers of the Company. There are no family relationships among them. Officers are normally elected annually.

Daniel P. Landguth, born May 9, 1946, Chairman, President, and Chief Executive Officer of Black Hills Corporation

     Mr. Landguth was elected to his present position in January 1991. He had served as President of Black Hills Corporation since October 1989.

Dale E. Clement, born August 1, 1933, Senior Vice President - Finance

     Mr. Clement was elected to his present position in September 1989.

Roxann R. Basham, born August 6, 1961, Secretary and Treasurer

     Ms. Basham was elected to her present position January 1, 1993. She had served as Assistant Secretary/Treasurer since May 1991 and as Financial Analyst since February 1985.

Gary R. Fish, born August 1, 1958, Controller

     Mr. Fish was elected to his present position in August 1988.

Everett E. Hoyt, born August 8, 1939, President and Chief Operating Officer of Black Hills Power

     Mr. Hoyt was elected to his present position in October 1989.

Thomas M. Ohlmacher, born September 18, 1951, Vice President - Power Supply

     Mr. Ohlmacher was elected to his present position on August 1, 1994. He had served as Director of Power Generation since 1993, Director of Electric Operations since 1991, and Manager of Planning since 1987.

James M. Mattern, born June 26, 1954, Vice President - Administration

     Mr. Mattern was elected to his present position on August 1, 1994. He had served as Rapid City Area Manager since January 1994, Director of Human Resources since 1991, and Manager of Human Resources since 1987.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information required by Item 5 is provided in the Annual Report to Shareholders of the Company for the year ended December 31, 1994, on page 32 appended hereto and market price information is shown in Note 13 of "Notes to Consolidated Financial Statements" on page 29 of the Annual Report to Shareholders of the Company for the year ended December 31, 1994, appended hereto.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 is provided under an identical caption in the Annual Report to Shareholders of the Company for the year ended December 31, 1994, on page 29 appended hereto.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

     The information required by Item 7 is provided under a similar caption in the Annual Report to Shareholders of the Company for the year ended December 31, 1994, on pages 12 through 18 appended hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is provided under proper captions in the Annual Report to Shareholders of the Company for the year ended December 31, 1994, on pages 20 through 29 appended hereto. Selected quarterly financial data is shown in Note 13 of "Notes to Consolidated Financial Statements" on page 29 of the Annual Report to Shareholders of the Company for the year ended December 31, 1994, appended hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     No change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure have occurred.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 23, 1995.

     For information regarding the executive officers of the Company refer to
Part I, Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding management remuneration and transactions is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 23, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 23, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 23, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.  Index to Consolidated Financial Statements


                                                             Page
                                                          Reference*

        Report of Independent Public Accountants . . . . . . . 19

        Consolidated Statements of Income and Retained Earnings
          for the three years ended December 31, 1994  . . . . 20

        Consolidated Statements of Cash Flows for
          the three years ended December 31, 1994  . . . . . . 21

        Consolidated Balance Sheets at December 31, 1994
          and 1993 . . . . . . . . . . . . . . . . . . . . . . 22

        Consolidated Statements of Capitalization at
          December 31, 1994 and 1993 . . . . . . . . . . . . . 23

        Notes to Consolidated Financial Statements . . . . .24-29

*  Page References are to the incorporated portion of the Annual
   Report to Shareholders of the Company for the year ended
   December 31, 1994.

     2.  Schedules

         All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in the Form 10-K.

     3.  Exhibits

        *3(a) Restated Articles of Incorporation dated May 24,1994 (Exhibit 3(i) to Form 8-K dated June 7, 1994, File No. 1-7978).

        *3(b)   Bylaws dated December 10, 1991 (Exhibit 3(a) to Form 10-K for
                1991).

        *4(a) Reference is made to Article Fourth (7) of the Restated Articles of Incorporation of the Company (Exhibit 3(b) hereto).

        *4(b) Indemnification Agreement and Company and Directors' and Officers' indemnification insurance (Exhibit 4(b) to Form 10-K for 1987).


        *4(c) Indenture of Mortgage and Deed of Trust, dated September 1, 1941, and as amended by supplemental indentures (Exhibit B to Form A-2, File No. 2-4832); (Exhibit 7-B to Form S-1, File No. 2-6576); (Exhibit 7-C to Form S-1, File No. 2-7695); (Exhibit 7-D to Form S-1, File No. 2-8157); (Exhibit 4.05(e) to Form S-3, File No. 33-54329); (Exhibit 4-I to Form S-1, File No. 2-9433); (Exhibit 4-H to Form S-1, File No. 2-13140); (Exhibit 4-I to Form S-1, File No. 2-14829); (Exhibits 4-J and 4-K to Form S-1, File No. 2-16756); (Exhibits 4-L, 4-M, and 4-N to Form S-1, File No. 2-21024); (Exhibits 2(q), 2(r), 2(s),
                2(t), 2(u), and 2(v) to Form S-7, File No. 2-57661); (Exhibit

                4.05(t), 4.05(u) and 4.05(v) to Form S-3, File No. 33-54329);
                (Exhibit 4(b) to Form S-3, File No. 2-81643); (Exhibit 4.05(x), 4.05(y), and 4.05(z) to Form S-3, File No. 33-54329);
                (Exhibit 4(d) and 4(e) to Post-Effective Amendment No. 1 to Form S-8, File No. 33-15868); (Exhibit 4.05(ac) to Form S-3, File No. 33-54329); and (Exhibit 4.05(ad) to Form S-3, File No. 33-54329).

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

        *10(k) Coal Supply Agreement for Wyodak Unit #2 dated February 3, 1983, and Ancillary Agreement dated February 3, 1982, between Wyodak Resources Development Corp. and Pacific Power & Light Company and the Company (Exhibit 10(o) to Form 10-K for 1983). Amendment to Agreement for Coal Supply for Wyodak #2 dated May 5, 1987 (Exhibit 10(o) to Form 10-K for 1987).

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

        *10(r) Loan Agreement dated as of June 1, 1992, by and between Pennington County, South Dakota and the Company (Exhibit 10(r) to form 10-K for 1992).

        *10(s) Indenture of Trust dated as of June 1, 1992, Pennington County, South Dakota, to Norwest Bank Minnesota, National Association, as Trustee (Black Hills Power and Light Company Project) (Exhibit 10(s) to Form 10-K for 1992).

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

        *10(aa) Firm Capacity and Energy Purchase Agreement between Sunflower
                Electric Power Cooperative and the Company dated October 11,
                1993.

        *10(ab) Compensation Plan for Outside Directors (Exhibit 10(bb) to
                Form 10-K for 1992).

        *10(ac) Retirement Plan for Outside Directors dated January 1, 1993
                (Exhibit 10(cc) to Form 10-K for 1992).

         10(ad) The Amended and Restated Pension Equalization Plan of Black
                Hills Corporation dated January 27, 1995.

         10(ae) Black Hills Corporation 1995 Executive Gainsharing Program.

         10(af) Black Hills Corporation 1995 Results Compensation Program.

        *10(ag) Pension Plan of Black Hills Corporation as amended and restated effective October 1, 1989. First amendment to the Pension Plan of Black Hills Corporation dated September 25, 1992. Amendment to the Pension Plan of Black Hills Corporation dated December 4, 1992. Amendment to the Pension Plan of Black Hills Corporation dated February 5, 1993 (Exhibit 10(ff) to form 10-K for 1992).

        *10(ah) Agreement for Supplemental Pension Benefit for Everett E. Hoyt dated January 20, 1992 (Exhibit 10(gg) to Form 10-K for 1992).

        *10(ai) Agreement for Supplemental Pension Benefit for Dale E. Clement dated December 19, 1991 (Exhibit 10(hh) to Form 10-K for
                1992).

        *10(aj) Power Integration Agreement, dated September 9, 1994, between the Company and Montana-Dakota Utilities Co., a Division of MDU Resources Group, Inc. (Exhibit 10(gg) to Form 8-K dated September 12, 1994, File No. 1-7978).

        13 Annual Report to Shareholders of the Registrant for the year ended December 31, 1994.

        21      Subsidiaries of the Registrant.

        23      Consent of Independent Public Accountants.

        27      Financial Data Schedule.


        *       Exhibits incorporated by reference.


(b)     No reports on Form 8-K have been filed in the quarter ended
        December 31, 1994.
(c)     See (a) 3. above.
(d)     See (a) 2. above.

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

Dated:  March 15, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     DANIEL P. LANDGUTH           Director and Principal    March 15, 1995
Daniel P. Landguth (Chairman,      Executive Officer
President, and Chief Executive)

     DALE E. CLEMENT              Director and Principal    March 15, 1995
Dale E. Clement (Senior Vice       Financial Officer
President - Finance)

     GARY R. FISH                 Principal Accounting      March 15, 1995
Gary R. Fish (Controller)          Officer

     GLENN C. BARBER              Director                  March 15, 1995
Glenn C. Barber

     BRUCE B. BRUNDAGE            Director                  March 15, 1995
Bruce B. Brundage

     MICHAEL B. ENZI              Director                  March 15, 1995
Michael B. Enzi

     JOHN R. HOWARD               Director                  March 15, 1995
John R. Howard

     EVERETT E. HOYT              Director and Officer      March 15, 1995
Everett E. Hoyt (President
and Chief Operating Officer
of Black Hills Power)

     KAY S. JORGENSEN             Director                  March 15, 1995
Kay S. Jorgensen

     CHARLES T. UNDLIN            Director                  March 15, 1995
Charles T. Undlin

                                                                    APPENDIX


                           BLACK HILLS CORPORATION


        The following items, appended hereto, are incorporated into the Form 10-K from the 1994 Annual Report to Shareholders:

                                   PART II



                                                                      Pages

Item 5          Market for Registrant's Common Equity
                 and Related Stockholder Matters                        32

Item 6          Selected Financial Data                                 29

Item 7          Management's Discussion and Analysis of
                 Financial Condition and Results of Operation         12-18

Item 8          Financial Statements and Supplementary Data           20-29

                                  EXHIBIT INDEX


EX-10(ad)          The Amended and Restated Pension Equalization Plan of Black
                   Hills Corporation dated January 27, 1995

EX-10(ae)          Black Hills Corporation 1995 Executive Gainsharing Program

EX-10(af)          Black Hills Corporation 1995 Results Compensation Program

EX-13 Annual Report to Shareholders of the Registrant for the year ended December 31, 1994

EX-21              Subsidiaries of the Registrant

EX-23              Consent of Independent Public Accountants

EX-27              Financial Data Schedule