Form 10-Q
period 1995-03-31
BLACK HILLS CORP
filed 1995-05-12
CIK 12400

Securities and Exchange Commission
                               Washington, D.C.  20549

                                      Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995.

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

                 Class                             Outstanding at April 30, 1995

      Common stock, $1.00 par value                     14,399,499 shares






                               BLACK HILLS CORPORATION

                                      I N D E X


                                                                   Page
                                                                   Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets-                            2-3
            March 31, 1995, December 31, 1994,
            and March 31, 1994

           Consolidated Statements of Income-                      4
            Three and Twelve Months
            Ended March 31, 1995 and 1994

           Consolidated Statements of Cash Flows-                  5-6
            Three and Twelve Months
            Ended March 31, 1995 and 1994

           Consolidated Statements of Shareholders' Equity-        7
            Three and Twelve Months Ended
            March 31, 1995 and 1994

           Notes to Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis of                 8-10
            Financial Position and Consolidated
            Statements of Earnings


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                       11


Signatures                                                         12













                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                               March 31        December 31     March 31
                                 1995              1994          1994
                                              (in thousands)
Assets
Current assets:
  Cash and cash equivalents   $  4,164         $ 12,174        $ 16,787
  Short-term investments        18,225           24,134          26,225
  Receivables-
    Customers                   12,661           12,409          10,931
    Other                        2,522            4,045           2,524
  Materials, supplies,
   and fuel                      7,552            7,139           7,013
  Prepaid expenses               1,286            1,564           1,409
                              --------         --------        --------
                                46,410           61,465          64,889
                              --------         --------        --------
Property and investments:
  Electric                     442,671          425,690         347,805
  Coal mining                   51,061           52,267          52,357
  Oil and gas                   36,022           38,842          32,993
  Other                          3,254            2,785           3,400
                              --------         --------        --------
                               533,008          519,584         436,555

Less accumulated depreciation
 and depletion                (158,442)        (156,046)       (148,704)
                              --------         --------        --------
  Net property and
   investments                 374,566          363,538         287,851
                              --------         --------        --------
Deferred charges:
  Federal income taxes           7,679            7,505           7,317
  Other                          4,904            4,369           3,407
                              --------         --------        --------
                                12,583           11,874          10,724
                              --------         --------        --------
     Total                    $433,559         $436,877        $363,464
                              ========         ========        ========

            See accompanying notes to consolidated financial statements.

                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                              March 31         December 31     March 31
                                1995               1994          1994
                                              (in thousands)

Liabilities and Capitalization
Current liabilities:
   Current maturities of
    long-term debt            $  2,042         $  2,144        $  2,090
   Notes payable                 2,218           37,018          21,668
   Accounts payable              9,131           12,018           6,257
   Accrued liabilities-
     Income taxes                2,604              572           2,818
     Other taxes                 6,964            5,759           6,671
     Interest                    2,833            2,795           2,200
     Fuel and purchased
      power refunds              1,175            1,025           1,200
     Other                       6,403            7,101           6,085
                              --------         --------         -------
                                33,370           68,432          48,989
                              --------         --------         -------
Deferred credits:
   Federal income taxes         40,955           39,953          36,581
   Investment tax credits        5,396            5,521           5,901
   Reclamation costs             7,761            7,618           7,441
   Regulatory liability          6,693            6,925           6,912
   Other                         4,206            4,093           3,180
                              --------         --------         -------
                                65,011           64,110          60,015
                              --------         --------         -------
Capitalization:
   Common stock equity-
     Common stock               14,400           14,386          14,307
     Additional paid-in
      capital                   45,951           45,740          44,184
     Retained earnings         116,459          115,284         111,485
   Total common stock equity   176,810          175,410         169,976
   Long-term debt              158,368          128,925          84,484
                              --------         --------        --------
                               335,178          304,335         254,460
                              --------         --------        --------
        Total                 $433,559         $436,877        $363,464
                              ========         ========        ========

            See accompanying notes to consolidated financial statements.

                               BLACK HILLS CORPORATION
                          Consolidated Statements of Income
                                     (unaudited)
                               Three Months              Twelve Months
                                 March 31                   March 31
                            1995          1994          1995        1994
                                           (in thousands)
Operating revenues:
   Electric               $26,023       $25,870      $104,909    $ 99,385
   Coal mining              6,939         7,179        28,353      29,682
   Oil and gas              2,977         2,611        12,419      11,591
                          -------       -------      --------    --------
                           35,939        35,660       145,681     140,658
                          -------       -------      --------    --------
Operating expenses:
   Fuel and purchased
    power                  10,027         9,994        42,002      37,961
   Operations &
    maintenance             6,306         6,917        28,092      29,880
   Administrative and
    general                 2,704         1,967         8,657       7,935
   Depreciation, depletion
    and amortization        4,747         4,493        17,930      17,139
   Taxes, other than
    income taxes            2,652         2,610        10,422      10,259
                          -------       -------       -------     -------
                           26,436        25,981       107,103     103,174
                          -------       -------       -------     -------
Operating income:
   Electric                 6,245         6,605        24,717      23,976
   Coal mining              2,918         2,963        11,776      12,398
   Oil and gas                340           111         2,085       1,110
                          -------       -------       -------     -------
                            9,503         9,679        38,578      37,484
                          -------       -------       -------     -------
Other (income) and
 expense:
   Interest expense         3,566         2,147        11,758       8,798
   Investment income         (400)         (347)       (1,684)     (1,668)
   Allowance for
    funds used during
    construction           (2,296)         (360)       (5,919)       (935)
   Other                      (69)           68          (308)       (273)
                          -------       -------       -------     -------
                              801         1,508         3,847       5,922
                          -------       -------       -------     -------
Income before income
 taxes                      8,702         8,171        34,731      31,562
Income taxes               (2,703)       (2,371)      (10,726)     (8,920)
                          -------       -------      --------    --------
   Net income available
    for common stock      $ 5,999       $ 5,800      $ 24,005    $ 22,642
                          =======       =======      ========    ========
Weighted average common
 shares outstanding        14,395        14,275        14,366      13,954
                          =======       =======      ========    ========
Earnings per share        $  0.42       $  0.41      $   1.67    $   1.62
                          =======       =======      ========    ========
Dividends paid per share
 of common stock          $ 0.335       $ 0.330      $  1.325    $  1.290
                          =======       =======      ========    ========

            See accompanying notes to consolidated financial statements.

                               BLACK HILLS CORPORATION
                        Consolidated Statements of Cash Flows
                                     (unaudited)

                                    Three Months           Twelve Months
                                      March 31                March 31
                                   1995       1994       1995        1994
                                               (in thousands)
Operating activities:
  Net Income                    $ 5,999    $ 5,800    $24,005     $22,642
  Principal non-cash items-
   Depreciation, depletion,
    and amortization              4,747      4,493     17,930      17,139
   Deferred income taxes and
    investment tax credits,
    net                             469        204      2,737       1,139
   Allowance for other funds
    used during construction     (1,419)      (162)    (3,610)       (434)
   (Increase) decrease in
    receivables, inventories,
    and other current assets      1,137       (158)    (2,144)     (1,845)
   Increase (decrease) in other
    current liabilities            (161)     1,015      3,879      (1,178)
   Other, net                     1,714       (484)     8,295       3,155
                                -------    -------    -------     -------
                                 12,486     10,708     51,092      40,618
                                -------    -------    -------     -------
Investment activities:
  Neil Simpson Unit #2
   construction costs,
   excluding allowance for
   other funds used during
   construction                 (13,567)    (4,302)   (81,558)    (16,339)
  Other property additions,
   excluding allowance for
   other funds used during
   construction                  (3,091)    (3,437)   (28,426)    (27,039)
  Short-term investments
   purchased                     (7,835)    (7,525)   (41,419)    (31,012)
  Short-term investments
   sold                          13,744      5,517     49,419      21,558
  Proceeds from sale of
   long-term investments            311      4,215      1,054      18,946
                                -------     ------   --------     -------
                                (10,438)    (5,532)  (100,930)    (33,886)
                                -------     ------   --------     -------
Financing activities:
  Dividends paid                 (4,824)    (4,714)   (19,031)    (18,047)
  Common stock issued               225        801      1,860      14,370
  Net short-term borrowings     (34,800)     9,900    (19,450)     14,484
  Long-term debt issued          31,650          -     77,445           -
  Long-term debt retired         (2,309)    (2,242)    (3,609)     (4,506)
                                -------     ------    -------     -------
                                (10,058)     3,745     37,215       6,301
                                -------     ------    -------     -------
  Increase (decrease) in
   cash and cash equivalents     (8,010)     8,921    (12,623)     13,033

Cash and cash equivalents:
  Beginning of period            12,174      7,866     16,787       3,754
                                -------    -------    -------     -------
  End of period                 $ 4,164    $16,787    $ 4,164     $16,787
                                =======    =======    =======     =======
Supplemental disclosure
 of cash flow information
  Cash paid during the
   period for:
   Interest                     $ 3,527    $ 1,647    $11,125     $ 9,300
   Income taxes                 $ 2,220    $     -    $ 9,510     $ 7,825


     See accompanying notes to consolidated financial statements.

                               BLACK HILLS CORPORATION

                         Statements of Shareholders' Equity
                                     (unaudited)
                                  Three Months          Twelve Months
                                    March 31               March 31
                                 1995      1994        1995       1994
                                            (in thousands)
Common stock:
 Beginning of period         $ 14,386  $ 14,270    $ 14,307   $ 13,707
 Issuance of $1 par
  value shares                     14        37          93        600
                             --------  --------    --------   --------
   End of period               14,400    14,307      14,400     14,307
                             --------  --------    --------   --------
Additional paid-in
 capital:
 Beginning of period           45,740    43,420      44,184     30,414
 Excess of proceeds
  over par value of
  stock issued                    211       753       1,811     14,406
 Expenses related to
  issuance of stock                 -        11         (44)      (636)
                             --------  --------    --------   --------
   End of period               45,951    44,184      45,951     44,184
                             --------  --------    --------   --------
Retained earnings:
 Beginning of period          115,284   110,399     111,485    106,890
 Net income                     5,999     5,800      24,005     22,642
 Cash dividends on
  common stock                 (4,824)   (4,714)    (19,031)   (18,047)
                             --------  --------    --------   --------
  End of period               116,459   111,485     116,459    111,485
                             --------  --------    --------   --------
  Total shareholders'
   equity                    $176,810  $169,976    $176,810   $169,976
                             ========  ========    ========   ========

                               BLACK HILLS CORPORATION

                     Notes to Consolidated Financial Statements
          (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report)

(1)  Management's Statement

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company based on the current regulatory structure in which the Company operates.

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 1995, December 31, 1994, and March 31, 1994, financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

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

     The Company currently has bank lines of credit totaling $45,000,000 which provides for interim borrowings and the opportunity for timing of permanent financing. At March 31, 1995, the Company had borrowings of $2,175,000 outstanding under these lines of credit. There are no compensating balance requirements associated with these lines of credit.

     The Company filed a Form S-3, shelf registration for $100,000,000 first mortgage bonds, with the Securities and Exchange Commission on June 28, 1994. The registration statement became effective on July 13, 1994. The Company issued $45,000,000 of bonds under this filing on September 1, 1994 and $30,000,000 of bonds on February 3, 1995. The $30,000,000 bond issue has a 15 year life and carries an 8.06 percent interest rate. The bondholders have a one-time option to cause the Company to redeem the bonds. The bonds were used to finance Neil Simpson Unit #2, an 80 MW coal fired generating plant, located adjacent to Wyodak Resources Development Corp.'s coal mine. Management believes that this issue will complete the long-term debt financing associated with Neil Simpson Unit #2. The remaining expenditures related to the project will be financed by existing cash balances, short-term investments, and short-term lines of credit.

     Construction of the Plant is proceeding ahead of schedule and costs incurred to date are under the initial project budget. Total construction costs of the plant are estimated to be approximately $121,000,000. The Company has incurred approximately $104,000,000 of costs related to the plant and such costs are reflected in the Company's Balance Sheet at March 31, 1995. The plant will be fueled by coal from the Wyodak mine, air cooled, and is expected to meet all Clean Air Act requirements. Construction commenced at the plant site in August 1993 and is scheduled to be completed by September 1, 1995.

     The Company filed applications with the South Dakota Public Utilities Commission and Wyoming Public Service Commission during the first quarter of 1995, requesting authority to increase rates approximately 9.96% when Neil Simpson Unit #2 begins commercial operation, scheduled to occur September 1, 1995. Rate hearings have been scheduled for July 17-19 in South Dakota and August 14-15 in Wyoming. See the Company's 1994 Annual Report on Form 10-K for more information on the Rate Applications.

Results of Operations

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining, and oil and gas production.

     Consolidated income was $5,999,000 for the three months ended and $24,005,000 for the twelve months ended March 31, 1995, an increase of $199,000 and $1,363,000 for the three and twelve month periods, respectively.

     The increase in consolidated net income for the first quarter was primarily due to a $365,000 increase in earnings from the oil and gas operations. The increase in earnings for the twelve month period was the result of increased electric and oil and gas earnings caused by increased electric sales and an increase in oil and gas production.








     Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                           Three Months Ended        Twelve Months Ended
                                March 31                    March 31
                          1995           1994         1995          1994

Revenue
Electric                    73%            73%          72%           71%
Coal mining                 19             20           19            21
Oil and gas                  8              7            9             8
                           ---            ---          ---           ---
                           100%           100%         100%          100%
                           ===            ===          ===           ===
Net Income

Electric                    56%            59%          53%           50%
Coal mining                 40             43           41            47
Oil and gas                  4             (2)           6             3
                           ---            ---          ---           ---
                           100%           100%         100%          100%
                           ===            ===          ===           ===

     Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                           Three Months Ended        Twelve Months Ended
                                March 31                    March 31
                          1995           1994         1995          1994
                                          (in thousands)
Capital Expenditures
(includes AFDC)
Neil Simpson
 Unit #2               $14,942         $4,454      $ 84,808      $16,608
Other electric           2,039          1,859        14,391       13,040
Coal mining                103            687         5,326        7,758
Oil and gas                993            901         9,069        6,406
                       -------         ------      --------      -------
                       $18,077         $7,901      $113,594      $43,812
                       =======         ======      ========      =======
Depreciation,
Depletion, and
Amortization

Electric                $2,644         $2,588       $10,370      $10,103
Coal mining                906            573         2,836        2,065
Oil and gas              1,197          1,332         4,724        4,971
                        ------         ------       -------      -------
                        $4,747         $4,493       $17,930      $17,139
                        ======         ======       =======      =======

Electric Operations

     Electric revenue increased 0.6 percent and 6 percent for the three and twelve months ended March 31, 1995, respectively. Revenue for the three month period was relatively flat due to flat kilowatthour sales. The flat kilowatthour sales were the result of mild weather. Degree days, which is a measure of weather trends were 10 percent below normal for the first quarter of 1995 and 9 percent below last year. The increase in electric revenue for the twelve month period was the result of a 3 percent increase in firm kilowatthour sales and an increase in purchased power expense. Purchased power expense was abnormally low for the twelve months ended March 1994 due to a refund received on the Colstrip purchased power contract which was flowed back to customers in 1993.

     Electric expenses increased 3 percent and 6 percent for the three and twelve months ended March 31, 1995, compared to the same periods last year. The increase in expenses was primarily due to an increase in administrative and general expenses for both periods and an increase in purchased power cost for the twelve month period.

     Non-operating income increased for the three and twelve months ended March 31, 1995, primarily due to the allowance for funds used during construction recorded on the Neil Simpson Unit #2 construction project. Allowance for funds used during construction increased $1,936,000 and $4,984,000 for the three and twelve months ended March 31, 1995, while interest expense increased $1,392,000 and $3,052,000, respectively.

Mining Operations

     Mining revenue decreased 3 percent and 4 percent for the three and twelve month periods ended March 31, 1995, compared to the same periods last year. Tons of coal sold decreased 6 percent and 7 percent for the three and twelve month periods, respectively. The Wyodak Plant was out of service for maintenance for 13 days during the first quarter of 1995 and 35 days during the second quarter of 1994 thereby reducing the tons of coal sold significantly.

     Mining operating expenses decreased 6 percent and 5 percent for the three and twelve month periods ended March 31, 1995, primarily due to the decrease in tons of coal sold offset by an increase in depreciation expense.

     Non-operating income increased $256,000 and $226,000 for the three and twelve months ended March 31, 1995.

Oil and Gas Production Operations

     Oil and gas production revenue which represents less than 10 percent of consolidated revenue increased 14 percent and 7 percent for the three and twelve months ended March 31, 1995, directly related to an increase in equivalent barrels of oil sold as a result of the Company's 1993 and 1994 drilling program, along with an increase in oil prices. Equivalent barrels of oil sold increased 31 percent and 29 percent for the three and twelve month periods.

     Operating expenses increased 6 percent for the three month period and decreased 1 percent for the twelve months ended March 31, 1995, due to the increase in production offset by lower depletion expense.

                               BLACK HILLS CORPORATION

                             Part II - Other Information


Item 1.     Legal Proceedings

            The Company filed a complaint with the Federal Energy Regulatory Commission seeking refunds related to alleged overbillings by PacifiCorp under a 40 year contract for the purchase of power. The complaint requests a refund of approximately $3,936,000 plus interest of $1,630,000 related to prior periods and a 2.5% reduction of future costs or $492,000 per year for the next 24 years under the contract. The overbillings relate to income tax benefits that the Company alleges have not been properly reflected in the calculation of contract costs. This matter will not impact the earnings of the Company because the Company is obligated, if successful, to return any refunds related to this complaint to its customers under existing fuel and purchase power adjustment tariffs.


Item 6.     Exhibits and Reports on Form 8-K

            a.   Exhibits

                 None

            b.   Reports on Form 8-K

                 The Registrant filed a Form 8-K on February 3, 1995, reporting the issuance and sale of $30,000,000 First Mortgage Bonds, Series AC, 8.06 percent, due February 1, 2010 under a Registration Statement on Form S-3 (Registration No. 33-54329).

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


Dated:    May 10, 1995