Form 10-Q
period 1995-06-30
BLACK HILLS CORP
filed 1995-08-11
CIK 12400

Securities and Exchange Commission
                               Washington, D.C.  20549

                                      Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995.

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

                 Class                         Outstanding at July 31, 1995

      Common stock, $1.00 par value                     14,408,754 shares





                               BLACK HILLS CORPORATION

                                      I N D E X


                                                                   Page
                                                                   Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets-                            2-3
            June 30, 1995, December 31, 1994,
            and June 30, 1994

           Consolidated Statements of Income-                      4
            Three, Six, and Twelve Months
            Ended June 30, 1995 and 1994

           Consolidated Statements of Cash Flows-                  5
            Three, Six, and Twelve Months
            Ended June 30, 1995 and 1994

           Consolidated Statements of Shareholders' Equity-        6
            Three, Six, and Twelve Months Ended
            June 30, 1995 and 1994

           Notes to Consolidated Financial Statements              7

Item 2.    Management's Discussion and Analysis of                 7-10
            Financial Position and Consolidated
            Statements of Earnings


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                       11

Item 6.    Exhibits and Reports on Form 8-K                        11


Signatures                                                         12











                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                                June 30        December 31      June 30
                                 1995              1994          1994
                                              (in thousands)
Assets
Current assets:
  Cash and cash equivalents   $  4,567         $ 12,174        $ 13,476
  Securities available for sale 10,263           24,134          23,101
  Receivables-
    Customers                   10,537           12,409          12,306
    Other                        2,446            4,045           2,052
  Materials, supplies,
   and fuel                      7,619            7,139           6,726
  Prepaid expenses               1,273            1,564           1,160
                              --------         --------        --------
                                36,705           61,465          58,821
                              --------         --------        --------
Property and investments:
  Electric                     455,399          425,690         365,614
  Coal mining                   51,139           52,267          52,157
  Oil and gas                   37,072           38,842          35,527
  Other                          3,312            2,785           2,700
                              --------         --------        --------
                               546,922          519,584         455,998
Less accumulated depreciation
 and depletion                (162,764)        (156,046)       (152,551)
                              --------         --------        --------
  Net property and
   investments                 384,158          363,538         303,447
                              --------         --------        --------
Deferred charges:
  Federal income taxes           7,678            7,505           7,314
  Other                          5,060            4,369           3,755
                              --------         --------        --------
                                12,738           11,874          11,069
                              --------         --------        --------
     Total                    $433,601         $436,877        $373,337
                              ========         ========        ========

                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                               June 30         December 31      June 30
                                1995               1994          1994
                                              (in thousands)

Liabilities and Capitalization
Current liabilities:
   Current maturities of
    long-term debt            $  2,034         $  2,144        $  2,089
   Notes payable                 3,568           37,018          33,161
   Accounts payable              8,642           12,018           7,746
   Accrued liabilities-
     Income taxes                  469              572              48
     Other taxes                 5,771            5,759           5,289
     Interest                    3,642            2,795           1,589
     Fuel and purchased
      power refunds              1,325            1,025             975
     Other                       6,284            7,101           6,788
                              --------         --------        --------
                                31,735           68,432          57,685
                              --------         --------        --------
Deferred credits:
   Federal income taxes         41,385           39,953          37,154
   Investment tax credits        5,270            5,521           5,774
   Reclamation costs             7,928            7,618           7,550
   Regulatory liability          6,699            6,925           6,912
   Other                         4,439            4,093           3,355
                              --------         --------        --------
                                65,721           64,110          60,745
                              --------         --------        --------
Capitalization:
   Common stock equity-
     Common stock               14,409           14,386          14,345
     Additional paid-in
      capital                   46,099           45,740          44,941
     Retained earnings         117,275          115,284         111,144
                              --------         --------        --------
   Total common stock equity   177,783          175,410         170,430
   Long-term debt              158,362          128,925          84,477
                              --------         --------        --------
                               336,145          304,335         254,907
                              --------         --------        --------
        Total                 $433,601         $436,877        $373,337
                              ========         ========        ========

                                BLACK HILLS CORPORATION
                           Consolidated Statements of Income
                                      (unaudited)
                         Three Months         Six Months      Twelve Months
                            June 30            June 30           June 30
                         1995     1994      1995     1994     1995     1994
                                           (in thousands)
Operating revenues:
  Electric             $23,990  $25,969   $50,013  $51,840 $102,929 $102,500
  Coal mining            7,797    5,354    14,736   12,533   30,797   27,971
  Oil and gas            2,816    3,168     5,794    5,779   12,068   11,754
                       -------  -------   -------  -------  -------  -------
                        34,603   34,491    70,543   70,152  145,794  142,225
                       -------  -------   -------  -------  -------  -------
Operating expenses:
  Fuel and purchased
   power                 9,743   11,720    19,770   21,714   40,025   40,840
  Operations and
   maintenance           6,540    6,949    12,870   13,868   27,705   29,090
  Administrative and
   general               1,799    1,553     4,478    3,519    8,881    7,434
  Depreciation,
   depletion,
   and amortization      4,900    4,392     9,648    8,886   18,437   17,550
  Taxes, other than
   income taxes          2,719    2,366     5,372    4,976   10,775   10,110
                       -------  -------   -------  -------  -------  -------
                        25,701   26,980    52,138   52,963  105,823  105,024
                       -------  -------   -------  -------  -------  -------
Operating income:
  Electric               4,946    5,057    11,190   11,661   24,606   24,554
  Coal mining            3,537    1,966     6,456    4,929   13,348   11,560
  Oil and gas              419      488       759      599    2,017    1,087
                       -------  -------   -------  -------  -------  -------
                         8,902    7,511    18,405   17,189   39,971   37,201
                       -------  -------   -------  -------  -------  -------
Other (income) and
 expense:
  Interest expense       3,448    2,331     7,015    4,477   12,875    8,883
  Investment income       (261)    (382)     (661)    (727)  (1,571)  (1,619)
  Allowance for funds
   used during
   construction         (2,530)    (716)   (4,826)  (1,076)  (7,732)  (1,587)
  Other                    (50)     (91)     (120)     (22)    (260)    (195)
                       -------  -------   -------  -------  -------  -------
                           607    1,142     1,408    2,652    3,312    5,482
                       -------  -------   -------  -------  -------  -------
Income before income
 taxes                   8,295    6,369    16,997   14,537   36,659   31,719
Income taxes            (2,653)  (1,986)   (5,355)  (4,356) (11,394)  (9,270)
                       -------  -------   -------  -------  -------  -------
  Net income available
   for common stock    $ 5,642  $ 4,383   $11,642  $10,181  $25,265  $22,449
                       =======  =======   =======  =======  =======  =======
Weighted average common
 shares outstanding     14,405   14,324    14,400   14,305   14,386   14,107
Earnings per share       $0.39    $0.31     $0.81    $0.71    $1.76    $1.59
Dividends paid per
 share of common stock  $0.335   $0.330    $0.670   $0.660   $1.330   $1.300

                                BLACK HILLS CORPORATION
                           Consolidated Statements of Cash Flows
                                        (unaudited)
                              Three Months      Six Months       Twelve Months
                                 June 30          June 30           June 30
                              1995    1994     1995     1994     1995     1994
                                               (in thousands)
Operating activities:
  Net Income                $ 5,642 $ 4,383  $11,642  $10,181  $25,265  $22,449
  Principal non-cash items-
   Depreciation, depletion,
    and amortization          4,900   4,392    9,648    8,886   18,437   17,550
   Deferred income taxes
    and investment tax
    credits, net                179     450      522      653    2,088    1,544
   Allowance for other funds
    used during construction (1,564)   (401)  (2,982)    (563)  (4,791)    (797)
  (Increase) decrease in
   receivables, inventories,
   and other current assets   2,146    (366)   3,283     (524)     369   (2,326)
  Increase (decrease) in
   other current
   liabilities               (2,977) (2,796)  (3,138)  (1,781)   3,698    3,646
  Other, net                    242    (306)   2,081   (1,150)   9,222    2,064
                            ------- -------  -------  -------  -------  -------
                              8,568   5,356   21,056   15,702   54,288   44,130
                            ------- -------  -------  -------  -------  -------
Investment activities:
  Neil Simpson Unit #2
   construction costs,
   excluding allowance for
   other funds used during
   construction              (8,188)(14,125) (21,756) (18,088) (75,622) (29,356)
  Other property additions,
   excluding allowance for
   other funds used during
   construction              (4,606) (6,073)  (7,697)  (9,489) (26,941) (26,178)
  Securities available
   for sale purchased          (599) (7,500)  (8,434) (15,025) (35,332) (35,548)
  Securities available
   for sale sold              8,561  10,624   22,305   16,141   48,170   27,832
  Proceeds from sale of
   long-term investments          -     851      311    5,066      203   19,797
                            ------- -------  -------  -------  -------  -------
                             (4,832)(16,223) (15,271) (21,395) (89,522) (43,453)
                            ------- -------  -------  -------  -------  -------
Financing activities:
  Dividends paid             (4,826) (4,724)  (9,651)  (9,436) (19,134) (18,381)
  Common stock issued           157     795      382    1,596    1,222   15,061
  Net short-term borrowings   1,350  11,493  (33,450)  21,393  (29,593)  18,543
  Long-term debt issued           -       -   31,644        -   77,439        -
  Long-term debt retired        (14)     (8)  (2,317)  (2,250)  (3,609)  (3,492)
                            ------- -------  -------  -------  -------  -------
                             (3,333)  7,556  (13,392)  11,303   26,325   11,731
                            ------- -------  -------  -------  -------  -------
  Increase (decrease)
   in cash and cash
   equivalents                  403  (3,311)  (7,607)   5,610   (8,909)  12,408
Cash and cash
 equivalents:
  Beginning of period         4,164  16,787   12,174    7,866   13,476    1,068
                            ------- -------  -------  -------  -------  -------
  End of period             $ 4,567 $13,476  $ 4,567  $13,476  $ 4,567  $13,476
                            ======= =======  =======  =======  =======  =======
Supplemental disclosure
 of cash flow information
  Cash paid during the
   period for:
   Interest                 $ 2,639 $ 2,942  $ 6,168  $ 4,588  $10,822  $ 8,777
   Income taxes             $ 1,925 $ 4,025  $ 4,145  $ 4,025  $ 7,410  $ 7,950

                                  BLACK HILLS CORPORATION

                            Statements of Shareholders' Equity
                                        (unaudited)
                         Three Months         Six Months       Twelve Months
                            June 30            June 30            June 30
                         1995     1994      1995     1994      1995     1994
                                            (in thousands)
Common stock:
 Beginning of period  $ 14,400 $ 14,307  $ 14,386 $ 14,270  $ 14,345 $ 13,711
 Issuance of $1 par
  value shares               9       38        23       75        64      634
                      -------- --------  -------- --------  -------- --------
   End of period        14,409   14,345    14,409   14,345    14,409   14,345
                      -------- --------  -------- --------  -------- --------
Additional paid-in
 capital:
 Beginning of period    45,951   44,184    45,740   43,420    44,941   30,514
 Excess of proceeds
  over par value of
  stock issued             149      736       361    1,488     1,224   15,042
 Expenses related to
  issuance of stock         (1)      21        (2)      33       (66)    (615)
                      -------- --------  --------  -------  -------- --------
   End of period        46,099   44,941    46,099   44,941    46,099   44,941
                      -------- --------  --------  -------  -------- --------
Retained earnings:
 Beginning of period   116,459  111,485   115,284  110,399   111,144  107,076
 Net income              5,642    4,383    11,642   10,181    25,265   22,449
 Cash dividends on
  common stock          (4,826)  (4,724)   (9,651)  (9,436)  (19,134) (18,381)
                      -------- --------  -------- --------  -------- --------
  End of period        117,275  111,144   117,275  111,144   117,275  111,144
                      -------- --------  -------- --------  -------- --------
  Total shareholders'
   equity             $177,783 $170,430  $177,783 $170,430  $177,783 $170,430
                      ======== ========  ======== ========  ======== ========
               See accompanying notes to consolidated financial statements.

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

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 1995, December 31, 1994, and June 30, 1994, financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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

     The Company currently has bank lines of credit totaling $41,000,000 which provides for interim borrowings and the opportunity for timing of permanent financing. At June 30, 1995, the Company had borrowings of $3,525,000 outstanding under these lines of credit. There are no compensating balance requirements associated with these lines of credit.

     The Company filed a Form S-3, shelf registration for $100,000,000 first mortgage bonds, with the Securities and Exchange Commission on June 28, 1994. The registration statement became effective on July 13, 1994. The Company issued $45,000,000 of bonds under this filing on September 1, 1994, $30,000,000 of bonds on February 3, 1995 and $15,000,000 on July 14, 1995.
The $30,000,000 bond issue has a 15 year life, carries an 8.06 percent interest rate, and the bondholders have a one-time option to cause the Company to redeem the bonds on February 1, 2002. The $15,000,000 bond issue has a 7 year life and carries a 6.50 percent interest rate. The bonds were used to finance Neil Simpson Unit #2, an 80 MW coal fired generating plant, located adjacent to Wyodak Resources Development Corp's coal mine. This issue will complete the long-term debt financing associated with Neil
Simpson Unit #2.

     Construction of the Plant is proceeding ahead of schedule and costs incurred to date are under the initial project budget. Total construction costs of the plant are estimated to be approximately $121,000,000. The Company has incurred approximately $113,000,000 of costs related to the Plant and such costs are reflected in the Company's Balance Sheet at June 30, 1995.

     On June 30, 1995, the Company was authorized a 6.76 percent overall increase in its electric rates to be charged to its South Dakota customers beginning August 1, 1995. Based on test year ended September 30, 1994, this increase would result in additional annual revenues from South Dakota customers of approximately $5,725,000. The settlement also stated that unless a specified extraordinary event occurs, the Company will not file for an increase in rates or invoke any fuel and purchased power automatic adjustment tariff to take effect during a freeze period ending January 1, 2000. (For further information see the Company's Form 8-K dated June 30, 1995.)

     The Company and the City of Gillette, Wyoming, the Company's only firm power wholesale customer, representing approximately 7 percent of the Company's total electric sales have agreed to a new contract providing for rate increases commencing September 1, 1995, as reported in the 1994 Form 10-K Annual Report to Shareholders. The Gillette contract is subject to approval by the Federal Energy Regulatory Commission.

     Action by the Wyoming Public Service Commission is pending on the Company's application for a rate increase for the Company's Wyoming retail customers, representing approximately 7 percent of the Company's total electric sales. The Company expects final resolution of the Wyoming application before September 1, 1995.

Results of Operations

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining, and oil and gas production.

     Consolidated income was $5,642,000 for the three months ended, $11,642,000 for the six months ended, and $25,265,000 for the twelve months ended June 30, 1995, an increase of $1,259,000, $1,461,000, and $2,816,000 for the three, six, and twelve month periods, respectively.

     The 29 percent increase in consolidated net income for the second quarter was the result of a $627,000 increase in electric earnings and a $698,000 increase in coal mining earnings offset by a $66,000 decrease in earnings from the oil and gas operations. Earnings increased 14 percent for the six month period and 13 percent for the twelve month period with all three industry segments contributing to the increase.

     Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                  Three Months Ended   Six Months Ended  Twelve Months Ended
                         June 30            June 30             June 30
                      1995    1994       1995    1994        1995    1994
Revenue

Electric               69%     75%        71%     74%         71%     72%
Coal mining            23      16         21      18          21      20
Oil and gas             8       9          8       8           8       8
                      ---     ---        ---     ---         ---     ---
                      100%    100%       100%    100%        100%    100%
                      ===     ===        ===     ===         ===     ===
Net Income

Electric               50%     49%        53%     55%         53%     53%
Coal mining            45      43         43      43          41      44
Oil and gas             5       8          4       2           6       3
                      ---     ---        ---     ---         ---     ---
                      100%    100%       100%    100%        100%    100%
                      ===     ===        ===     ===         ===     ===

     Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                   Three Months Ended  Six Months Ended  Twelve Months Ended
                         June 30            June 30             June 30
                      1995    1994       1995     1994       1995     1994
                                        (in thousands)
Capital Expenditures
(includes AFDC)
Neil Simpson
 Unit #2           $ 9,690  $14,434    $24,632  $18,549   $ 80,064  $29,935
Other electric       3,560    3,654      5,600    5,491     14,297   11,881
Coal mining             81     (201)       183      487      5,608    6,797
Oil and gas          1,027    2,711      2,020    3,612      7,385    7,718
                   -------  -------    -------  -------   --------  -------
                   $14,358  $20,598    $32,435  $28,139   $107,354  $56,331
                   =======  =======    =======  =======   ========  =======
Depreciation,
Depletion, and
Amortization

Electric            $2,661   $2,557    $ 5,305  $ 5,146    $10,473  $10,167
Coal mining          1,090      560      1,997    1,133      3,366    2,168
Oil and gas          1,149    1,275      2,346    2,607      4,598    5,215
                    ------   ------    -------  -------    -------  -------
                    $4,900   $4,392    $ 9,648  $ 8,886    $18,437  $17,550
                    ======   ======    =======  =======    =======  =======

Electric Operations

     Electric revenue decreased 8 percent and 4 percent for the three and six months ended and increased 0.4 percent for the twelve months ended June 30, 1995. Electric revenue for the three and six month periods decreased as a result of a decrease in fuel and purchased power expense that is passed on to the customer through the automatic fuel and purchased power adjustment clause offset by a 2.3 percent and 1.1 percent increase in firm kilowatthour sales. The Wyodak Plant was down for maintenance during the second quarter of 1994 causing an increase in purchased power costs. Electric revenue for the twelve month period increased as a result of a 3.1 percent increase in firm kilowatthour sales.

     Electric expenses decreased 9 percent and 3 percent for the three and six months ended and increased 0.5 percent for the twelve months ended June
30, 1995, compared to the same periods last year.   The decrease in expenses
was primarily due to a decrease in purchased power costs offset by an increase in administrative and general expenses.

     Non-operating income increased for the three, six, and twelve months ended June 30, 1995, primarily due to the allowance for funds used during construction recorded on the Neil Simpson Unit #2 construction project. Allowance for funds used during construction increased $1,814,000, $3,750,000, and $6,145,000 for the three, six, and twelve months ended June 30, 1995, while interest expense increased $1,118,000, $2,510,000, and $4,041,000, respectively.

Mining Operations

     Mining revenue increased 46 percent, 18 percent, and 10 percent for the three, six, and twelve month periods ended June 30, 1995, compared to the same periods last year. Tons of coal sold increased 49 percent, 18 percent, and 9 percent for the three, six, and twelve month periods, respectively. The Wyodak Plant was out of service for maintenance for 35 days during the second quarter of 1994 thereby reducing the tons of coal sold significantly.

     Mining operating expenses increased 24 percent, 7 percent, and 5 percent for the three, six, and twelve month periods ended June 30, 1995, primarily due to the increase in tons of coal sold and an increase in depreciation expense.

Oil and Gas Production Operations

     Oil and gas production revenue which represents less than 10 percent of consolidated revenue decreased 11 percent for the three months ended and increased 0.3 percent and 3 percent for the six and twelve months ended June 30, 1995, directly related to a decrease in gas prices offset by an increase in equivalent barrels of oil sold as a result of the Company's 1993 and 1994 drilling program, along with an increase in oil prices.

     Operating expenses decreased 11 percent, 3 percent, and 6 percent for the three, six, and twelve month periods ended June 30, 1995, due to lower depletion expense.

                               BLACK HILLS CORPORATION

                             Part II - Other Information


Item 1.     Legal Proceedings

            The Company and PacifiCorp have reached agreement in principle to settle a claim filed by the Company on May 2, 1995 against PacifiCorp before the Federal Energy Regulatory Commission (FERC). In the filing the Company alleged that since 1987 PacifiCorp has overcharged the Company for electric capacity delivered under the Power Sales Agreement, dated
December 31, 1983 (Agreement). The settlement will result in a reduction in electric capacity costs paid by the Company to PacifiCorp under the Agreement commencing July 1, 1995 of approximately $490,000 each year and continuing for the remaining 23 years during which capacity payments are due. In addition the Company and PacifiCorp will enter into contracts under which (i) the Company will sell to PacifiCorp any excess nonfirm energy generated by the Company from September 1, 1995 through December 31, 2000; (ii) the Company will be granted an option to be exercised every 6 months for 10 years to purchase from PacifiCorp up to 60 MW of peaking capacity; and (iii) the Company will have an option to be exercised from time to time during a five-year period ending December 31, 2000 to bank energy with PacifiCorp with the right to draw on the banked energy during scheduled and forced outages of the Wyodak and Neil Simpson Unit #2 electric generating plants. The Company believes the settlement will have some favorable impact on earnings during the next five years, but the extent of the benefit will depend on general business conditions, including the Company's electric load and market value of nonfirm energy during that five-year period. A definitive settlement agreement has not been drafted, and any such agreement is subject to approval or acceptance by the FERC.



Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits

                None

            b.  Reports on Form 8-K

                The Registrant filed a Form 8-K on June 1, 1995, reporting the items voted on at the Annual Meeting of Shareholders.

                The Registrant filed a Form 8-K on June 30, 1995, reporting the settlement reached on the South Dakota rate case.

                The Registrant filed a Form 8-K on July 17, 1995, reporting the issuance and sale of $15,000,000 First Mortgage Bonds, Series AD, 6.50 percent, due July 15, 2002, under a Registration Statement on Form S-3 (Registration No. 33-54329).
































                              BLACK HILLS CORPORATION

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BLACK HILLS CORPORATION

                              /s/Roxann R. Basham

                              Roxann R. Basham, Secretary and Treasurer
                              (Principal Financial Officer)

                              /s/Gary R. Fish

                              Gary R. Fish, Controller
                              (Principal Accounting Officer)


Dated:    August 11, 1995