Form 10-Q
period 1995-09-30
BLACK HILLS CORP
filed 1995-11-13
CIK 12400

Securities and Exchange Commission
                               Washington, D.C.  20549

                                      Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995.

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

                 Class                         Outstanding at October 31, 1995

      Common stock, $1.00 par value                     14,417,575 shares





                               BLACK HILLS CORPORATION

                                      I N D E X


                                                                   Page
                                                                   Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets-                            2-3
            September 30, 1995, December 31, 1994,
            and September 30, 1994

           Consolidated Statements of Income-                      4
            Three, Nine, and Twelve Months
            Ended September 30, 1995 and 1994

           Consolidated Statements of Cash Flows-                  5
            Three, Nine, and Twelve Months
            Ended September 30, 1995 and 1994

           Consolidated Statements of Shareholders' Equity-        6
            Three, Nine, and Twelve Months Ended
            September 30, 1995 and 1994

           Notes to Consolidated Financial Statements              7

Item 2.    Management's Discussion and Analysis of                 7-11
            Financial Position and Consolidated
            Statements of Earnings


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                       12

Item 6.    Exhibits and Reports on Form 8-K                        12


Signatures                                                         13











                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                              September 30      December 31    September 30
                                  1995             1994           1994
                                               (in thousands)
Assets
Current assets:
  Cash and cash equivalents     $ 11,674         $ 12,174        $  6,819
  Securities available for sale    4,696           24,134          29,325
  Receivables-
    Customers                     13,004           12,409          11,911
    Other                          2,553            4,045           2,546
  Materials, supplies,
   and fuel                        7,432            7,139           6,527
  Prepaid expenses                 1,595            1,564           1,469
                                --------         --------        --------
                                  40,954           61,465          58,597
                                --------         --------        --------
Property and investments:
  Electric                       463,713          425,690         391,809
  Coal mining                     51,311           52,267          51,708
  Oil and gas                     38,755           38,842          37,316
  Other                            4,465            2,785           2,506
                                --------         --------        --------
                                 558,244          519,584         483,339
Less accumulated depreciation
 and depletion                  (168,248)        (156,046)       (153,196)
                                --------         --------        --------
  Net property and
   investments                   389,996          363,538         330,143
                                --------         --------        --------
Deferred charges:
  Federal income taxes             7,672            7,505           7,448
  Other                            5,198            4,369           4,505
                                  12,870           11,874          11,953
                                --------         --------        --------
     Total                      $443,820         $436,877        $400,693
                                ========         ========        ========

                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                     (unaudited)
                            September 30       December 31   September 30
                                1995               1994          1994
                                              (in thousands)

Liabilities and Capitalization
Current liabilities:
   Current maturities of
    long-term debt            $  2,070         $  2,144        $  2,144
   Notes payable                 4,403           37,018           7,493
   Accounts payable              7,668           12,018          10,185
   Accrued liabilities-
     Income taxes                1,538              572             660
     Other taxes                 5,074            5,759           5,456
     Interest                    2,959            2,795           2,487
     Fuel and purchased
      power refunds                641            1,025             750
     Other                       6,154            7,101           6,689
                              --------         --------        --------
                                30,507           68,432          35,864
                              --------         --------        --------
Deferred credits:
   Federal income taxes         42,514           39,953          38,549
   Investment tax credits        5,144            5,521           5,648
   Reclamation costs             7,881            7,618           7,713
   Regulatory liability          6,662            6,925           6,912
   Other                         5,157            4,093           3,626
                              --------         --------        --------
                                67,358           64,110          62,448
                              --------         --------        --------
Capitalization:
   Common stock equity-
     Common stock               14,417           14,386          14,382
     Additional paid-in
      capital                   46,231           45,740          45,662
     Retained earnings         119,377          115,284         113,387
                              --------         --------        --------
   Total common stock equity   180,025          175,410         173,431
   Long-term debt              165,930          128,925         128,950
                              --------         --------        --------
                               345,955          304,335         302,381
                              --------         --------        --------
        Total                 $443,820         $436,877        $400,693
                              ========         ========        ========

                                BLACK HILLS CORPORATION
                           Consolidated Statements of Income
                                      (unaudited)
                         Three Months        Nine Months      Twelve Months
                         September 30        September 30     September 30
                         1995     1994      1995     1994     1995     1994
                                           (in thousands)
Operating revenues:
  Electric             $29,596  $27,734   $79,609  $79,574 $104,791 $104,638
  Coal mining            6,754    7,664    21,490   20,197   29,887   28,056
  Oil and gas            2,711    3,191     8,505    8,969   11,588   11,816
  Other                    250        -       250        -      250        -
                       -------  -------   -------  -------  -------  -------
                        39,311   38,589   109,854  108,740  146,516  144,510
                       -------  -------   -------  -------  -------  -------
Operating expenses:
  Fuel and purchased
   power                10,186   10,121    29,956   31,835   40,090   41,491
  Operations and
   maintenance           6,683    7,638    19,552   21,507   26,707   29,045
  Administrative and
   general               2,433    2,297     6,913    5,815    9,018    7,451
  Depreciation,
   depletion,
   and amortization      5,633    4,441    15,281   13,327   19,631   17,837
  Taxes, other than
   income taxes          2,550    2,745     7,922    7,721   10,620   10,223
                       -------  -------   -------  -------  -------  -------
                        27,485   27,242    79,624   80,205  106,066  106,047
                       -------  -------   -------  -------  -------  -------
Operating income:
  Electric               8,979    7,544    20,169   19,205   26,041   25,641
  Coal mining            2,667    3,281     9,238    8,211   12,927   11,666
  Oil and gas              (20)     523       739    1,121    1,474    1,158
  Other                    200       (1)       84       (2)       8       (2)
                       -------  -------   -------  -------  -------  -------
                        11,826   11,347    30,230   28,535   40,450   38,463
                       -------  -------   -------  -------  -------  -------
Other (income) and
 expense:
  Interest expense       3,524    2,718    10,537    7,195   13,679    9,372
  Investment income       (295)    (393)     (953)  (1,114)  (1,471)  (1,550)
  Allowance for funds
   used during
   construction         (1,014)  (1,049)   (5,840)  (2,125)  (7,698)  (2,497)
  Other                   (531)    (137)     (652)    (167)    (654)    (250)
                       -------  -------   -------  -------  -------  -------
                         1,684    1,139     3,092    3,789    3,856    5,075
                       -------  -------   -------  -------  -------  -------
Income before income
 taxes                  10,142   10,208    27,138   24,746   36,594   33,388
Income taxes            (3,210)  (3,229)   (8,564)  (7,586) (11,376)  (9,970)
                       -------  -------   -------  -------  -------  -------
  Net income available
   for common stock    $ 6,932  $ 6,979   $18,574  $17,160  $25,218  $23,418
                       =======  =======   =======  =======  =======  =======
Weighted average common
 shares outstanding     14,414   14,360    14,404   14,323   14,400   14,271
Earnings per share       $0.48    $0.49     $1.29    $1.20    $1.75    $1.64
Dividends paid per
 share of common stock  $0.335   $0.330    $1.005   $0.990   $1.335   $1.310

                                BLACK HILLS CORPORATION
                         Consolidated Statements of Cash Flows
                                      (unaudited)
                                Three Months      Nine Months      Twelve Months
                                September 30     September 30      September 30
                                1995    1994     1995     1994     1995     1994
                                                 (in thousands)

Operating activities:
  Net Income                $ 6,932 $ 6,979  $18,574  $17,160  $25,218  $23,418
  Principal non-cash items-
   Depreciation, depletion,
    and amortization          5,633   4,441   15,281   13,327   19,631   17,837
   Deferred income taxes
    and investment tax
    credits, net                971     732    1,746    1,385    2,832    2,087
   Allowance for other funds
    used during construction   (643)   (538)  (3,625)  (1,101)  (4,895)  (1,254)
  (Increase) decrease in
   receivables, inventories,
   and other current assets  (2,709)   (210)     574     (734)  (2,657)  (1,423)
  Increase (decrease) in
   other current
   liabilities               (2,099)  3,792   (5,237)   2,011   (2,193)   4,542
  Other, net                   (351)    762    1,475     (388)   7,817    2,150
                            ------- -------  -------  -------  -------  -------
                              7,734  15,958   28,788   31,660   45,753   47,357
                            ------- -------  -------  -------  -------  -------
Investment activities:
  Neil Simpson Unit #2
   construction costs,
   excluding allowance for
   other funds used during
   construction              (4,790)(24,226) (26,546) (42,314) (56,186) (51,829)
  Other property additions,
   excluding allowance for
   other funds used during
   construction              (4,724) (7,250) (12,420) (16,738) (24,415) (26,573)
  Securities available for
   sale purchased            (2,005)(12,555) (10,439) (27,581) (24,579) (44,647)
  Securities available for
   sale sold                  7,572   6,331   29,877   22,472   49,208   27,295
  Proceeds from sale of
   long-term investments        203     203      514    5,269      514   20,000
  Long-term investments
   purchased                   (632)      -     (632)       -     (632)       -
                            ------- -------  -------  -------  -------  -------
                             (4,376)(37,497) (19,646) (58,892) (56,090) (75,754)
                            ------- -------  -------  -------  -------  -------
Financing activities:
  Dividends paid             (4,830) (4,736) (14,480) (14,172) (19,228) (18,729)
  Common stock issued           140     758      522    2,354      604   15,721
  Net short-term borrowings     835 (25,668) (32,615)  (4,275)  (3,090)  (6,326)
  Long-term debt issued      15,121  45,795   46,765   45,795   46,765   45,795
  Long-term debt retired     (7,517) (1,267)  (9,834)  (3,517)  (9,859)  (4,207)
                            ------- -------  -------  -------  -------  -------
                              3,749  14,882   (9,642)  26,185   15,192   32,254
                            ------- -------  -------  -------  -------  -------
  Increase (decrease)
   in cash and cash
   equivalents                7,107  (6,657)    (500)  (1,047)   4,855    3,857
Cash and cash
 equivalents:
  Beginning of period         4,567  13,476   12,174    7,866    6,819    2,962
                            -------  ------  -------  -------  -------  -------
  End of period             $11,674 $ 6,819  $11,674  $ 6,819  $11,674  $ 6,819
                            ======= =======  =======  =======  =======  =======
Supplemental disclosure
 of cash flow information
  Cash paid during the
   period for:
   Interest                 $ 4,207 $ 1,822  $10,373  $ 6,410  $13,205  $ 8,949
   Income taxes             $ 1,550 $ 1,500  $ 5,695  $ 5,525  $ 7,460  $ 8,025

                                  BLACK HILLS CORPORATION

                            Statements of Shareholders' Equity
                                        (unaudited)
                         Three Months        Nine Months       Twelve Months
                         September 30        September 30      September 30
                         1995     1994      1995     1994      1995     1994
                                            (in thousands)
Common stock:
 Beginning of period  $ 14,409 $ 14,345  $ 14,386 $ 14,270  $ 14,382 $ 13,715
 Issuance of $1 par
  value shares               8       37        31      112        35      667
                      -------- --------  -------- --------  -------- --------
   End of period        14,417   14,382    14,417   14,382    14,417   14,382
                      -------- --------  -------- --------  -------- --------
Additional paid-in
 capital:
 Beginning of period    46,099   44,941    45,740   43,420    45,662   30,608
 Excess of proceeds
  over par value of
  stock issued             133      763       494    2,251       594   15,711
 Expenses related to
  issuance of stock         (1)     (42)       (3)      (9)      (25)    (657)
                      -------- --------  -------- --------  -------- --------
   End of period        46,231   45,662    46,231   45,662    46,231   45,662
                      -------- --------  -------- --------  -------- --------
Retained earnings:
 Beginning of period   117,275  111,144   115,284  110,399   113,387  108,698
 Net income              6,932    6,979    18,574   17,160    25,218   23,418
 Cash dividends on
  common stock          (4,830)  (4,736)  (14,481) (14,172)  (19,228) (18,729)
                      -------- --------  -------- --------  -------- --------
  End of period        119,377  113,387   119,377  113,387   119,377  113,387
                      -------- --------  -------- --------  -------- --------
  Total shareholders'
   equity             $180,025 $173,431  $180,025 $173,431  $180,025 $173,431
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

     In October 1995, the Financial Accounting Standards Board issued Statement of Finacial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This statement, effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for stock based compensation. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, subject to certain limitations, but requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company expects to adopt Statement No. 123 in 1996. While the Company is still evaluating Statement No. 123, it currently does not expect the adoption will have a significant impact.

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 1995, December 31, 1994, and September 30, 1994, financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

(2)  Neil Simpson Unit #2 Financing, Construction, and Rate Impact

     The Company filed a Form S-3, shelf registration for $100,000,000 first mortgage bonds, with the Securities and Exchange Commission on June 28, 1994. The registration statement became effective on July 13, 1994. The Company issued $45,000,000 of bonds under this filing on September 1, 1994, $30,000,000 of bonds on February 3, 1995 and $15,000,000 on July 14, 1995.
The $45,000,000 bond issue has a 30 year life and carries an 8.30 percent interest rate. The $30,000,000 bond issue has a 15 year life, carries an
8.06 percent interest rate, and the bondholders have a one-time option to cause the Company to redeem the bonds on February 1, 2002. The $15,000,000 bond issue has a 7 year life and carries a 6.50 percent interest rate. The bonds were used to finance Neil Simpson Unit #2, an 80 MW coal fired generating plant, located adjacent to Wyodak Resources Development Corp's coal mine. The $15,000,000 bond issue completed the long-term debt financing associated with Neil Simpson Unit #2.

     The Plant began commercial operation in August 1995. Total cost of the plant is approximately $121,500,000, $3,400,000 under the initial project budget.

     Effective August 1, 1995, the Company was authorized a 6.76 percent overall increase in its electric rates charged to its South Dakota customers. Based on test year ended September 30, 1994, this increase would result in additional annual revenues from South Dakota customers of approximately $5,725,000. The settlement also stated that unless a specified extraordinary event occurs, the Company will not file for an increase in rates or invoke any fuel and purchased power automatic adjustment tariff to take effect during a freeze period ending January 1, 2000. (For further information see the Company's Form 8-K dated June 30, 1995.)

     The Company has reached settlement with The Wyoming Public Service Commission Staff and intervenors providing for an 8.97 percent increase in electric rates charged Wyoming retail customers effective August 15, 1995. The Wyoming Commission has allowed the rates to go into effect subject to refund and final approval of the settlement.

     The Federal Energy Regulatory Commission has accepted for filing, effective September 6, 1995, a negotiated contract amendment providing for a
12.3 percent increase in electric rates to be charged its only wholesale customer, the City of Gillette. The increase will be reduced to an 8.8 percent increase from current rates commencing January 1, 1997, when the Company expects to receive additional revenue from sales to Montana-Dakota Utilities Co. (MDU) for its Sheridan, Wyoming service territory. Acceptance by the Federal Energy Regulatory Commission of the sale contract to MDU is pending.

     The Company derives approximately 86 percent of its total electric revenues from its South Dakota customers and 7 percent from each of its Wyoming retail customers and the City of Gillette.

(3)  Economic Shut-Down of Kirk Power Plant

     On September 1, 1995, the Company placed the Kirk Power Plant in cold reserve due to economic conditions. The Kirk Plant is an 18,750 kilowatt coal-fired electric generating plant built in 1956. The Company placed the plant in cold reserve because energy can be purchased on the market at a lower price than can be generated from the plant. Operating costs of the plant are high due to coal transportation costs and the high ratio of employees to megawatt generation. The Company anticipates the savings from the shutdown are currently about $1,000,000 a year before Federal Income Taxes. The plant can be brought back into operations within 30 days if economic conditions should change.




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

     The Company currently has bank lines of credit totaling $41,000,000 which provides for interim borrowings and the opportunity for timing of permanent financing. At September 30, 1995, the Company had borrowings of $4,360,000 outstanding under these lines of credit. There are no compensating balance requirements associated with these lines of credit.

Results of Operations

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining, and oil and gas production.

     Consolidated income was $6,932,000 for the three months ended, $18,574,000 for the nine months ended, and $25,218,000 for the twelve months ended September 30, 1995, a decrease of $47,000 for the three month period and an increase of $1,414,000 and $1,800,000 for the nine and twelve month periods, respectively.

     The slight decrease in earnings for the third quarter was due to a $449,000 decrease in non-electric earnings offset by a $402,000 increase in electric earnings. The increase in electric earnings was caused by a 7 percent increase in electric revenue offset by an increase in expenses primarily due to the depreciation and operational expenses associated with Neil Simpson Unit #2 which began commercial operation in August 1995. The decrease in non-electric earnings was due to a 12 percent decrease in tons of coal sold and a decrease in natural gas prices. The decrease in the tons of coal sold was caused by an unscheduled two week outage at the Wyodak Plant due to a lightning strike to the plant's transformer. Sales of coal are expected to continue to be approximately 10 percent less until April 1996, when a new transformer is expected to be installed replacing a defective transformer being used in the interim.

     The increase in earnings for the nine and twelve month periods was due to an increase in electric and coal earnings. Electric earnings increased due to the increase in electric rates and an increase in allowance for funds used during construction offset by an increase in interest expense. Coal earnings increased due to an increase in the tons of coal sold caused by the decrease in coal sold to the Wyodak Plant in the second quarter of 1994 due to its planned maintenance.




     Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                  Three Months Ended  Nine Months Ended  Twelve Months Ended
                      September 30       September 30        September 30
                      1995    1994       1995    1994        1995    1994

Revenue
Electric               75%     72%        72%     73%         72%     72%
Coal mining            17      20         20      19          20      20
Oil and gas             7       8          8       8           8       8
Other                   1       -          -       -           -       -
                      ---     ---        ---     ---         ---     ---
                      100%    100%       100%    100%        100%    100%

                  Three Months Ended  Nine Months Ended  Twelve Months Ended
                      September 30       September 30        September 30
                      1995    1994       1995    1994        1995    1994

Net Income

Electric               64%     57%        57%     56%         55%     55%
Coal mining            34      37         40      41          41      42
Oil and gas             1       6          3       3           4       3
Other                   1       -          -       -           -       -
                      ---     ---        ---     ---         ---     ---
                      100%    100%       100%    100%        100%    100%

     Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                   Three Months Ended  Nine Months Ended  Twelve Months Ended
                      September 30       September 30        September 30
                      1995    1994       1995     1994       1995     1994
                                        (in thousands)
Capital Expenditures
(includes AFDC)
Neil Simpson
 Unit #2           $ 5,313  $24,668    $29,945  $43,217   $ 60,709  $52,825
Other electric       3,162    4,868      8,762   10,360     12,591   12,989
Coal mining            172       22        355      509      5,286    6,186
Oil and gas          1,510    2,456      3,529    6,068      6,438    7,656
Other                    -        -          -        -        472        -
                   -------  -------    -------  -------   --------  -------
                   $10,157  $32,014    $42,591  $60,154   $ 85,496  $79,656
                   =======  =======    =======  =======   ========  =======
Depreciation,
Depletion, and
Amortization

Electric            $3,249   $2,564    $ 8,554  $ 7,710    $11,158  $10,216
Coal mining            873      577      2,811    1,710      3,529    2,285
Oil and gas          1,482    1,300      3,828    3,907      4,780    5,336
Other                   29        -         88        -        164        -
                    ------   ------    -------  -------    -------  -------
                    $5,633   $4,441    $15,281  $13,327    $19,631  $17,837
                    ======   ======    =======  =======    =======  =======

Electric Operations

     Electric revenue increased 7 percent for the three months ended and was relatively flat for the nine and twelve months ended September 30, 1995. Electric revenue for the three, nine, and twelve month periods increased as a result of the increase in electric rates offset in the nine and twelve month periods by a decrease in fuel and purchased power expense that was passed on to the customers through the automatic fuel and purchased power adjustment clause. The Wyodak Plant was out of service for maintenance during the second quarter of 1994 causing an increase in purchased power costs.

     Electric expenses increased 2 percent for the three months ended and decreased slightly for the nine and twelve months ended September 30, 1995, compared to the same periods last year. The increase in expenses for the three month period was due to an increase in depreciation expense associated with Neil Simpson Unit #2. The decrease in expenses for the nine and twelve months ended September 30, 1995 was primarily due to a decrease in purchased power costs offset by an increase in depreciation and administrative and general expenses.

     Non-operating income increased for the nine and twelve months ended September 30, 1995, primarily due to the allowance for funds used during construction recorded on the Neil Simpson Unit #2 construction project. Allowance for funds used during construction decreased $35,000 for the three month period and increased $3,715,000 and $5,201,000 for the nine and twelve month periods, while interest expense increased $826,000, $3,336,000, and $4,344,000, respectively.

Mining Operations

     Mining revenue decreased 12 percent for the three month period and increased 6 percent and 7 percent for the nine and twelve month periods ended September 30, 1995, compared to the same periods last year. Tons of coal sold decreased 12 percent for the three month period and increased 6 percent and 5 percent for the nine and twelve month periods, respectively. The decrease in the tons of coal sold in the third quarter was due to an unscheduled two week outage at the Wyodak Plant caused by a lightning strike to the plant's transformer. The increase in the tons of coal sold for the nine and twelve month periods was because the Wyodak Plant was out of service for maintenance for 35 days during the second quarter of 1994 thereby reducing the tons of coal sold significantly in 1994.

     Mining operating expenses decreased 7 percent for the three month period and increased 2 percent and 3 percent for the nine and twelve month periods ended September 30, 1995. The change in operating expenses is a direct reflection of the change in the quantity of coal sold.

     Other income increased $346,000, $356,000, and $400,000 for the three, nine, and twelve month periods. The increase was due to income recognition associated with the disposal of certain coal facilities offset by a decrease in interest income. Interest income decreased due to a decrease in the amount of cash available for investments. The coal mining company payed $30,000,000 of dividends to the utility company in 1995 to help finance the construction of Neil Simpson Unit #2.





Oil and Gas Production Operations

     Oil and gas production revenue which represents less than 10 percent of consolidated revenue decreased 15 percent, 5 percent, and 2 percent for the three, nine, and twelve months ended September 30, 1995, directly related to a decrease in gas prices offset by an increase in equivalent barrels of oil sold as a result of the Company's 1993 and 1994 drilling program.

     Operating expenses increased 2 percent for the three month period and decreased 1 percent and 5 percent for the nine and twelve month periods ended September 30, 1995. The decrease in expenses for the nine and twelve month periods was due to lower depletion expense.


                               BLACK HILLS CORPORATION

                             Part II - Other Information


Item 1.     Legal Proceedings

              The Company and PacifiCorp have signed a definitive settlement agreement for the claim filed by the Company on May 2, 1995 against PacifiCorp before the Federal Energy Regulatory Commission (FERC). (See Legal Proceeding in the Company's Form 10-Q for the quarterly period ended June 30, 1995.) The agreement is still subject to approval or acceptance by the FERC.


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


                         BLACK HILLS CORPORATION

                         /s/ Dale E. Clement

                          Dale E. Clement, Senior Vice President - Finance
                             (Principal Financial Officer)

                         /s/ Gary R. Fish

                          Gary R. Fish, Controller
                           (Principal Accounting Officer)


Dated:    November 13, 1995