Form 10-K405/A
period 1995-12-31
BLACK HILLS CORP
filed 1996-03-19
CIK 12400

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



                                                   ARTHUR ANDERSEN LLP


       Minneapolis, Minnesota,
       January 30, 1996

                             BLACK HILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


       Years ended December 31        1995           1994           1993
                                                (in thousands)
       Operating revenues:
         Electric                   $108,783       $104,756       $ 98,155
         Coal mining                  29,870         28,594         29,822
         Oil and gas                  11,164         12,052         11,396
                                    --------       --------       --------
                                     149,817        145,402        139,373
                                    --------       --------       --------
       Operating expenses:
         Fuel and purchased           39,265         41,970         36,946
          power
         Operations and               28,523         28,713         30,237
          maintenance
         Administrative and            9,226          7,920          8,144
          general
         Depreciation, depletion      19,660         17,601         16,051
          and amortization
         Taxes, other than            10,981         10,366         10,208
          income taxes
                                    --------       --------       --------
                                     107,655        106,570        101,586
                                    --------       --------       --------
       Operating income:
         Electric                     28,243         25,076         23,982
         Coal mining                  12,226         11,900         12,361
         Oil and gas                   1,693          1,856          1,444
                                    --------       --------       --------
                                      42,162         38,832         37,787
                                    --------       --------       --------
       Other income (expense):
         Interest expense            (14,195)       (10,339)        (8,817)
         Investment income             1,368          1,631          1,739
         Allowance for funds           5,867          3,983            729
          used during construction

         Other, net                    1,125             93            473

                                    --------       --------       --------
                                      (5,835)        (4,632)        (5,876)
                                    --------       --------       --------
       Income before income           36,327         34,200         31,911
        taxes
       Income taxes                  (10,737)       (10,395)        (8,965)
                                    --------       --------       --------
          Net income                $ 25,590       $ 23,805       $ 22,946
                                    ========       ========       ========
       Weighted average common        14,409         14,339         13,811
        shares outstanding

       Earnings per share of        $   1.78      $    1.66      $    1.66
        common stock

                        CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

       Years ended December 31           1995          1994            1993
                                                (in thousands)
       Balance, beginning of year   $115,284       $110,399       $105,173
       Net income                     25,590         23,805         22,946
       Cash dividends on common
        stock ($1.34, $1.32          (19,312)       (18,920)       (17,720)
        and $1.28 per share,
        respectively)
                                    --------       --------       --------
       Balance, end of year         $121,562       $115,284       $110,399
                                    ========       ========       ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

       Years ended December 31         1995          1994            1993
                                                 (in thousands)
       Operating activities:
         Net income                 $ 25,590        $23,805        $22,946
         Principal non-cash
          items-
           Depreciation, depletion    19,660         17,601         16,051
            and amortization
           Deferred income taxes
            and investment tax         2,097          2,470          1,042
            credits
           Allowance for other
            funds used during         (3,645)        (2,371)          (333)
            construction
         Increase in receivables,
          inventories and other         (669)        (3,438)        (1,556)
          current assets
         Increase (decrease) in       (1,420)         5,054         (2,562)
          current liabilities
         Other, net                    3,677          5,815          4,259
                                     -------        -------        -------
                                      45,290         48,936         39,847
                                     -------        -------        -------
       Investing activities:
         Neil Simpson Unit #2
          construction costs,
          excluding allowance for    (29,820)       (71,956)       (12,675)
          other funds used during
          construction
         Other property
          additions, excluding       (18,430)       (28,732)       (27,282)
          allowance for other
          funds used during
          construction
         Available for sale          (19,323)       (41,923)       (33,622)
          securities purchased
         Available for sale           36,941         46,964         40,228
          securities sold
                                     -------        -------        -------
                                     (30,632)       (95,647)       (33,351)
                                     -------        -------        -------
       Financing activities:
         Dividends paid              (19,312)       (18,920)       (17,720)
         Common stock issued             654          2,436         13,705
         Net short-term              (36,400)        25,250          3,784
          borrowings (repayments)
         Long-term debt issued        46,904         45,795              -
         Long-term debt retired      (10,499)        (3,542)        (4,166)
                                     -------        -------        -------
                                     (18,653)        51,019         (4,397)
                                     -------        -------        -------
           Increase (decrease) in
            cash and cash             (3,995)          4,308          2,099
            equivalents
       Cash and cash equivalents:
         Beginning of year            12,174           7,866          5,767
                                     -------         -------        -------
         End of year                 $ 8,179         $12,174        $ 7,866
                                     =======         =======        =======
       Supplemental disclosure of
        cash flow information:
         Cash paid during the
          period for-
           Interest                  $12,901       $  9,244        $ 9,283
           Income taxes              $ 7,775       $  7,290        $ 8,000

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

       December 31                                  1995           1994
          ASSETS                                      (in thousands)
       Current assets:
         Cash and cash equivalents               $  8,179       $ 12,174
         Securities available for sale              6,804         24,422
         Receivables, net
           Customers                               13,339         12,409
           Other                                    3,825          4,045
         Materials, supplies and fuel               7,415          7,139
         Prepaid expenses                           1,247          1,564
                                                 --------       --------
                                                   40,809         61,753
                                                 --------       --------
       Property and investments:
         Electric                                 469,135        425,690
         Coal mining                               44,473         51,755
         Oil and gas                               40,704         38,842
         Other                                      3,330          3,009
                                                 --------       --------
                                                  557,642        519,296
         Less accumulated depreciation and       (164,383)      (156,046)
          depletion
                                                 --------       --------
                                                  393,259        363,250
                                                 --------       --------
       Deferred charges:
         Federal income taxes                       7,543          7,505
         Regulatory asset                           2,576            699
         Other                                      4,643          3,670
                                                 --------       --------
                                                   14,762         11,874
                                                 --------       --------
                                                 $448,830       $436,877
                                                 ========       ========
          LIABILITIES AND CAPITALIZATION
       Current liabilities:
         Current maturities of long-term         $  1,405       $  2,144
          debt
         Notes payable                                618         37,018
         Accounts payable                           9,737         12,018
         Accrued liabilities-
           Taxes                                    7,047          6,331
           Interest                                 4,089          2,795
           Other                                    6,977          8,126
                                                 --------       --------
                                                   29,873         68,432
                                                 --------       --------
       Deferred credits:
         Federal income taxes                      45,290         39,953
         Investment tax credits                     5,018          5,521
         Reclamation costs                          7,974          7,618
         Regulatory liability                       7,111          6,925
         Other                                      5,153          4,093
                                                 --------       --------
                                                   70,546         64,110
                                                 --------       --------
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
 FIRM SALES (in cents)

                                    SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BLACK HILLS CORPORATION

                                  By /c/ROXANN R. BASHAM
                                     Roxann R. Basham
                                     Corpoarate Secretary and Treasurer

       Dated:  March 19, 1996