Form 10-Q
period 1996-03-31
BLACK HILLS CORP
filed 1996-05-10
CIK 12400

Securities and Exchange Commission
                         Washington, D.C.  20549

                              Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996.

                        OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
   OF 1934

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


   Former  name,  former  address, and former fiscal year if changed since
   last report    NONE


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

                 Class                       Outstanding at April 30, 1996

         Common stock, $1.00 par value            14,433,821 shares

                         BLACK HILLS CORPORATION

                               I N D E X


                                                            Page
                                                           Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets-                          2-3
           March 31, 1996, December 31, 1995,
           and March 31, 1995

          Consolidated Statements of Income-                      4
           Three, and Twelve Months
           Ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flows-                  5
           Three and Twelve Months
           Ended March 31, 1996 and 1995

          Consolidated Statements of Shareholders' Equity-        6
           Three and Twelve Months Ended
           March 31, 1996 and 1995

          Notes to Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of
           Financial Position and Consolidated
           Statements of Earnings                              7-10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      10

Item 6.   Exhibits and Reports on Form 8-K                       10


Signatures                                                       11

                            BLACK HILLS CORPORATION

                          Consolidated Balance Sheets
                                (unaudited)

                               March 31        December 31     March 31
                                 1996              1995          1995
                               --------        -----------     --------
                                              (in thousands)
ASSETS

Current assets:
  Cash and cash equivalents   $  4,390         $  8,179        $  4,164
  Securities available
    for sale                    13,465            6,804          18,225
  Receivables, net
    Customers                   13,059           13,339          12,661
    Other                        4,767            3,825           2,522
  Materials, supplies,
   and fuel                      7,822            7,415           7,552
  Prepaid expenses               1,007            1,247           1,286
                              --------         --------        --------
                                44,510           40,809          46,410
                              --------         --------        --------
Property and investments:
  Electric                     470,078          469,135         442,671
  Coal mining                   44,616           44,473          51,061
  Oil and gas                   41,824           40,704          36,022
  Other                          3,644            3,330           3,254
                              --------         --------        --------
                               560,162          557,642         533,008

Less accumulated depreciation
 and depletion                (169,758)        (164,383)       (158,442)
                              --------         --------        --------
  Net property and
   investments                 390,404          393,259         374,566
                              --------         --------        --------
Deferred charges:
  Federal income taxes           7,573            7,543           7,679
  Regulatory asset               2,726            2,576             709
  Other                          4,588            4,643           4,904
                              --------         --------        --------
                                14,887           14,762          13,292
                              --------         --------        --------
     Total                    $449,801         $448,830        $434,268
                              ========         ========        ========

See accompanying notes to consolidated financial statements.

                               BLACK HILLS CORPORATION

                             Consolidated Balance Sheets
                                      (unaudited)

                              March 31         December 31     March 31
                                1996               1995          1995
                              --------         -----------     --------
                                             (in thousands)

LIABILITIES AND CAPITALIZATION

Current liabilities:
   Current maturities of
    long-term debt            $  1,468         $  1,405        $  2,042
   Notes payable                   923              618           2,218
   Accounts payable              4,991            9,737           9,131
   Accrued liabilities-
     Taxes                      10,849            7,046           9,568
     Interest                    3,010            4,089           2,833
     Other                       6,144            6,978           7,578
                              --------         --------        --------
                                27,385           29,873          33,370
                              --------         --------        --------
Deferred credits:
   Federal income taxes         46,110           45,290          40,955
   Investment tax credits        4,893            5,018           5,396
   Reclamation costs             8,153            7,974           7,761
   Regulatory liability          7,054            7,111           7,402
   Other                         5,343            5,153           4,206
                              --------         --------        --------
                                71,553           70,546          65,720
                              --------         --------        --------
Capitalization:
   Common stock equity-
     Common stock               14,434           14,425          14,400
     Additional paid-in
      capital                   46,526           46,355          45,951
     Retained earnings         124,584          121,562         116,459
                              --------         --------        --------
                               185,544          182,342         176,810
   Long-term debt              165,319          166,069         158,368
                              --------         --------        --------
                               350,863          348,411         335,178
                              --------         --------        --------
        Total                 $449,801         $448,830        $434,268
                              ========         ========        ========

See accompanying notes to consolidated financial statements.

                              BLACK HILLS CORPORATION
                         Consolidated Statements of Income
                                    (unaudited)

                               Three Months              Twelve Months
                                 March 31                   March 31
                            1996          1995          1996        1995
                            ----          ----          ----        ----
                                           (in thousands)

Operating revenues:
   Electric               $30,305       $26,023      $113,065    $104,909
   Coal mining              8,068         6,939        31,000      28,353
   Oil and gas              2,731         2,977        10,917      12,419
                          -------       -------      --------    --------
                           41,104        35,939       154,982     145,681
                          -------       -------      --------    --------

Operating expenses:
   Fuel and purchased
    power                   8,814        10,027        38,053      42,002
   Operations &
    maintenance             7,448         6,306        29,458      28,092
   Administrative and
    general                 2,096         2,704         8,863       8,657
   Depreciation, depletion
    and amortization        5,406         4,747        20,342      17,930
   Taxes, other than
    income taxes            3,158         2,652        11,496      10,422
                          -------       -------      --------    --------
                           26,922        26,436       108,212     107,103
                          -------       -------      --------    --------

Operating income:
   Electric                10,587         6,245        32,584      24,717
   Coal mining              3,306         2,918        12,544      11,776
   Oil and gas                289           340         1,642       2,085
                          -------        ------       -------     -------
                           14,182         9,503        46,770      38,578
                          -------        ------       -------     -------
Other income and
 (expense):
   Interest expense        (3,468)       (3,566)      (14,098)    (11,758)
   Investment income          236           400         1,206       1,684
   Allowance for
    funds used during
    construction              116         2,296         3,686       5,919
   Other, net                 526            69         1,654         308
                          -------       -------       -------     -------
                           (2,590)         (801)       (7,552)     (3,847)
                          -------       -------       -------     -------

Income before income
 taxes                     11,592         8,702        39,218      34,731
Income taxes               (3,591)       (2,703)      (11,623)    (10,726)
                          -------       -------      --------    --------
   Net income available
    for common stock      $ 8,001       $ 5,999      $ 27,595    $ 24,005
                          =======       =======      ========    ========

Weighted average common
 shares outstanding        14,429        14,395        14,417      14,366
                          =======       =======      ========    ========

Earnings per share        $  0.55       $  0.42      $   1.91    $   1.67
                          =======       =======      ========    ========

Dividends paid per share
 of common stock          $ 0.345       $ 0.335      $  1.350    $  1.325
                          =======       =======      ========    ========

See accompanying notes to consolidated financial statements.

                           BLACK HILLS CORPORATION

                  Consolidated Statements of Cash Flows
                               (unaudited)

                                    Three Months           Twelve Months
                                      March 31                March 31
                                   1996       1995       1996        1995
                                   ----       ----       ----        ----
                                               (in thousands)


Operating activities:
  Net Income                    $ 8,001    $ 5,999    $27,595     $24,005
  Principal non-cash items-
   Depreciation, depletion,
    and amortization              5,406      4,747     20,342      17,930
   Deferred income taxes and
    investment tax credits          614        469      2,731       2,737
   Allowance for other funds
    used during construction        (73)    (1,419)    (2,299)     (3,610)
   (Increase) decrease in
    receivables, inventories,
    and other current assets       (829)     1,137     (2,634)     (2,144)
   Increase (decrease) in other
    current liabilities          (2,856)      (161)    (4,116)      3,879
   Other, net                       196      1,714      1,637       8,295
                                -------    -------    -------     -------
                                 10,459     12,486     43,256      51,092
                                -------    -------    -------     -------

Investment activities:
  Property additions,
   excluding allowance for
   other funds used during
   construction                  (2,406)   (16,658)   (34,011)   (109,984)
  Available for sale
   securities purchased          (9,673)    (7,835)   (21,165)    (41,419)
  Available for sale
   securities sold                3,012     14,055     25,925      50,473
                                -------   --------   --------   ---------
                                 (9,067)   (10,438)   (29,251)   (100,930)
                                -------   --------   --------   ---------

Financing activities:
  Dividends paid                 (4,979)    (4,824)   (19,470)    (19,031)
  Common stock issued               180        225        609       1,860
  Net short-term borrowings         305    (34,800)    (1,295)    (19,450)
  Long-term debt issued               -     31,650     15,254      77,445
  Long-term debt retired           (687)    (2,309)    (8,877)     (3,609)
                                -------   --------   --------     -------
                                 (5,181)   (10,058)   (13,779)     37,215
                                -------   --------   --------     -------

  Increase (decrease) in
   cash and cash equivalents     (3,789)    (8,010)       226     (12,623)

Cash and cash equivalents:
  Beginning of period             8,179     12,174      4,164      16,787
                                -------    -------    -------     -------
  End of period                 $ 4,390    $ 4,164    $ 4,390     $ 4,164
                                =======    =======    =======     =======

Supplemental disclosure
 of cash flow information:
  Cash paid during the
   period for-
   Interest                     $ 4,547    $ 3,527    $13,921     $11,125
   Income taxes                 $   600    $ 2,220    $ 6,155     $ 9,510



     See accompanying notes to consolidated financial statements.

                          BLACK HILLS CORPORATION

                    Statements of Shareholders' Equity
                              (unaudited)

                                  Three Months          Twelve Months
                                    March 31               March 31
                                 1996      1995        1996       1995
                                 ----      ----        ----       ----
                                            (in thousands)

Common stock:
 Beginning of period         $ 14,425  $ 14,386    $ 14,400   $ 14,307
 Issuance of $1 par
  value shares                      9        14          34         93
                             --------  --------    --------   --------
   End of period               14,434    14,400      14,434     14,400
                             --------  --------    --------   --------

Additional paid-in
 capital:
 Beginning of period           46,355    45,740      45,951     44,184
 Net proceeds over par
  value of stock issued           171       211         575      1,767
                             --------  --------    --------   --------
   End of period               46,526    45,951      46,526     45,951
                             --------  --------    --------   --------

Retained earnings:
 Beginning of period          121,562   115,284     116,459    111,485
 Net income                     8,001     5,999      27,595     24,005
 Dividend paid                 (4,979)   (4,824)    (19,470)   (19,031)
                             --------  --------    --------   --------
  End of period               124,584   116,459     124,584    116,459
                             --------  --------    --------   --------

  Total shareholders'
   equity                    $185,544  $176,810    $185,544   $176,810
                             ========  ========    ========   ========

                           BLACK HILLS CORPORATION

                 Notes to Consolidated Financial Statements
       (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report)

(1)  MANAGEMENT'S STATEMENT

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's 1995 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed  require  certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 1996, December 31, 1995, and March 31, 1995 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

(2) JOINT DEVELOPMENT AGREEMENT

   WYGEN, Inc., a subsidiary of the Company recently entered into a joint development agreement with Calpine Corporation, a national electric power company headquartered in San Jose, California. The joint plan is to secure appropriate sales agreements and to develop the WYGEN Plant, an 80 MW mine-mouth, coal fired, electric generating plant, to be constructed at the Wyodak mine. The electricity will be marketed by Calpine's power marketing subsidiary, Calpine Power Services Company, to customers throughout the West. Construction of the WYGEN Plant will not commence and WYGEN will not incur substantial costs unless long-term power sale contracts are obtained, justifying the construction.

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

     The Company currently has bank lines of credit totaling $36,000,000 which provides for interim borrowings and the opportunity for timing of permanent financing. The Company had no borrowings outstanding under these lines of credit at March 31, 1996. There are no compensating balance requirements associated with these lines of credit.

RESULTS OF OPERATIONS

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining, and oil and gas production.

      Consolidated net income was $8,001,000 for the first quarter and $27,595,000 for the twelve months ended March 31, 1996, an increase of $2,002,000 and $3,590,000, respectively.

   The increase in earnings for both the three and twelve months ending March 31, 1996, was the result of increased sales volume for both the electric and coal mining operations. Consolidated revenue increased 14 percent and 6 percent for the three month and twelve month periods while consolidated operating expenses increased 2 percent and 1 percent, respectively, for the same periods. Earnings from the electric operations increased $1,708,000 and $3,459,000 for the three and twelve month periods, respectively. This increase was the result of strong growth in sales and earnings associated with the inclusion of Neil Simpson Unit #2 (NS #2) in the Company's rate base. NS #2 is an 80 MW coal-fired power plant which began commercial operation on August 1, 1995.

   Coal mining earnings increased $290,000 and $187,000 for the three and twelve months, respectively. This increase was the result of an increase in coal sales of 24 percent for the quarter and 12 percent for the twelve months ended March 31, 1996. The increase in tons of coal sold was the result of sales of coal to NS #2 and the Wyodak Plant being in service for the entire quarter. The Wyodak Plant was down for 13 days of unscheduled maintenance during the first quarter of 1995.

   Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                           Three Months Ended        Twelve Months Ended
                                March 31                    March 31
                          1996           1995         1996          1995
                          ----           ----         ----          ----

REVENUE

Electric                    74%            73%          73%           72%
Coal mining                 20             19           20            19
Oil and gas                  6              8            7             9
                           ---            ---          ---           ---
                           100%           100%         100%          100%
                           ===            ===          ===           ===

                           Three Months Ended        Twelve Months Ended
                                March 31                    March 31
                          1996           1995         1996          1995
                          ----           ----         ----          ----


Net Income

Electric                    64%            56%          59%           53%
Coal mining                 34             40           36            41
Oil and gas                  2              4            5             6
                           ---            ---          ---           ---
                           100%           100%         100%          100%
                           ===            ===          ===           ===

   Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                           Three Months Ended        Twelve Months Ended
                                March 31                    March 31
                          1996           1995         1996          1995
                          ----           ----         ----          ----
                                          (in thousands)

CAPITAL EXPENDITURES
(includes AFDC)
Electric               $ 1,061         $16,981      $28,541      $ 99,199
Coal mining                143             103        1,584         4,855
Oil and gas              1,272             993        6,168         9,069
Other                        3               -           17           471
                       -------         -------      -------      --------
                       $ 2,479         $18,077      $36,310      $113,594
                       =======         =======      =======      ========

DEPRECIATION,
DEPLETION, AND
AMORTIZATION

Electric                $3,705         $2,644       $13,004      $10,370
Coal mining                663            906         3,362        2,836
Oil and gas              1,038          1,197         3,976        4,724
                        ------         ------       -------      -------
                        $5,406         $4,747       $20,342      $17,930
                        ======         ======       =======      =======

ELECTRIC OPERATIONS

   Electric revenues increased 16 percent and 8 percent for the three and twelve months ended March 31, 1996 due to a strong growth in sales and the inclusion of NS #2 in the Company's rate base. Firm kilowatthour sales increased 6 percent for the quarter and 2 percent for the twelve month period. A 12 percent increase in residential sales in the first quarter reflected an extremely cold winter. Degree days, which is a measure of weather trends were 14 percent above normal for the first quarter of 1996 and 27 percent above last year.

   Electric expenses overall remained relatively flat for both the three and twelve month periods. Purchased power expense decreased 24 percent and 18 percent, respectively, while both depreciation and production expense increased as a result of the commercial operation of NS #2.

   Non-operating income decreased for both the 3 months and 12 months ended March 31, 1996 due to a $2.2 million decrease in AFUDC for both periods reflecting the completion of NS #2 construction. Interest expense decreased 2 percent for the quarter and increased 20 percent for the twelve month period.

MINING OPERATIONS

   Mining revenues increased 16 percent for the quarter and 9 percent for the 12 months ended March 31, 1996. Revenues increased as a result of a 24 percent and 12 percent increase in tons of coal sold, respectively. This is a reflection of the sale of coal to NS #2 and the Wyodak Plant being in service for the entire first quarter of 1996. Mining expenses increased 21 percent for the quarter and 12 percent for the 12 month period as a result of the increase in tons of coal sold.


OIL AND GAS PRODUCTION OPERATIONS

     Oil and gas production revenue which represents less than 10 percent of consolidated revenue decreased 8 percent and 12 percent for the three and twelve months ended March 31, 1996, directly related to a decrease in equivalent barrels of oil sold.

     Operating expenses decreased 7 percent for the three month period and decreased 11 percent for the twelve month period ended March 31, 1996.


                           BLACK HILLS CORPORATION

                         Part II - Other Information


Item 1. LEGAL PROCEEDINGS

       There are no legal proceedings to be reported on for the quarter ending March 31, 1996.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a.  EXHIBITS

           None

       b.  REPORTS ON FORM 8-K

           None

                              BLACK HILLS CORPORATION

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         BLACK HILLS CORPORATION

                          /s/Dale E. Clement
                          Dale E. Clement, Senior Vice President - Finance (Principal Financial Officer)

                          /s/Gary R. Fish
                          Gary R. Fish, Controller
                          (Principal Accounting Officer)


Dated:  May 10, 1996