Form 10-Q
period 1996-06-30
BLACK HILLS CORP
filed 1996-08-08
CIK 12400

Securities and Exchange Commission
                                Washington, D.C.  20549

                                     Form 10-Q

X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996.

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

              Class                             Outstanding at July 31, 1996

       Common stock, $1.00 par value                     14,439,930 shares

                                     BLACK HILLS CORPORATION

                                            I N D E X


                                                            Page
                                                           NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated Balance Sheets-                         2-3
        June 30, 1996, December 31, 1995
        and June 30, 1995

       Consolidated Statements of Income-                   4
        Three, Six and Twelve Months
        Ended June 30, 1996 and 1995

       Consolidated Statements of Cash Flows-               5
        Three, Six and Twelve Months
        Ended June 30, 1996 and 1995

       Consolidated Statements of Shareholders' Equity-     6
        Three, Six and Twelve Months Ended
        June 30, 1996 and 1995

       Notes to Consolidated Financial Statements           7

Item 2. Management's Discussion and Analysis of             8-10
        Financial Position and Consolidated
        Statements of Earnings


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                    11

Item 6. Exhibits and Reports on Form 8-K                     11


Signatures                                                   12

                           BLACK HILLS CORPORATION

                         Consolidated Balance Sheets
                                 (unaudited)

                                 June 30        December 31      June 30
                                  1996              1995          1995
                                 -------        -----------      -------
                                               (in thousands)
ASSETS

Current assets:
  Cash and cash equivalents     $  3,767         $  8,179        $  4,567
  Securities available for sale   10,598            6,804          10,263
  Receivables, net
    Customers                     11,092           13,339          10,537
    Other                          7,637            3,825           2,446
  Materials, supplies,
   and fuel                        7,508            7,415           7,619
  Prepaid expenses                   775            1,247           1,273
                                --------         --------        --------
                                  41,377           40,809          36,705
                                --------         --------        --------

Property and investments:
  Electric                       473,295          469,135         455,399
  Coal mining                     44,668           44,473          51,139
  Oil and gas                     42,991           40,704          37,072
  Other                            3,664            3,330           3,312
                                --------         --------        --------
                                 564,618          557,642         546,922

Less accumulated depreciation
 and depletion                  (174,836)        (164,383)       (162,764)
                                --------         --------        --------

  Net property and
   investments                   389,782          393,259         384,158
                                --------         --------        --------

Deferred charges:
  Federal income taxes             7,620            7,543           7,678
  Regulatory asset                 2,876            2,576             709
  Other                            4,544            4,643           5,060
                                --------         --------        --------
                                  15,040           14,762          13,447
                                --------         --------        --------

     Total                      $446,199         $448,830        $434,310
                                ========         ========        ========

                         BLACK HILLS CORPORATION

                       Consolidated Balance Sheets
                               (unaudited)

                               June 30         December 31      June 30
                                1996               1995          1995
                               -------         -----------      -------
                                              (in thousands)

LIABILITIES AND CAPITALIZATION

Current liabilities:
   Current maturities of
    long-term debt            $  1,468         $  1,405        $  2,034
   Notes payable                 1,078              618           3,568
   Accounts payable              3,714            9,737           8,642
   Accrued liabilities-
     Taxes                       5,857            7,046           6,240
     Interest                    4,046            4,089           3,642
     Other                       5,687            6,978           7,608
                              --------         --------        --------
                                21,850           29,873          31,734
                              --------         --------        --------

Deferred credits:
   Federal income taxes         46,873           45,290          41,385
   Investment tax credits        4,767            5,018           5,270
   Reclamation costs             8,314            7,974           7,928
   Regulatory liability          6,998            7,111           7,409
   Other                         5,507            5,153           4,439
                              --------         --------        --------
                                72,459           70,546          66,431
                              --------         --------        --------

Capitalization:
   Common stock equity-
     Common stock               14,440           14,425          14,409
     Additional paid-in
      capital                   46,643           46,355          46,099
     Retained earnings         125,488          121,562         117,275
                              --------         --------        --------
   Total common stock equity   186,571          182,342         177,783
   Long-term debt              165,319          166,069         158,362
                              --------         --------        --------
                               351,890          348,411         336,145
                              --------         --------        --------

        Total                 $446,199         $448,830        $434,310
                              ========         ========        ========

                               BLACK HILLS CORPORATION
                          Consolidated Statements of Income
                                    (unaudited)

                         Three Months         Six Months      Twelve Months
                            June 30            June 30           June 30
                         1996     1995      1996     1995     1996     1995
                         ----     ----      ----     ----     ----     ----
                                            (in thousands)
Operating revenues:
  Electric             $26,978  $23,990   $57,283  $50,013 $116,054 $102,929
  Coal mining            7,418    7,797    15,486   14,736   30,620   30,797
  Oil and gas            3,387    2,816     6,118    5,794   11,487   12,068
                       -------  -------   -------  ------- -------- --------
                        37,783   34,603    78,887   70,543  158,161  145,794
                       -------  -------   -------  ------- -------- --------
Operating expenses:
  Fuel and purchased
   power                 7,931    9,743    16,745   19,770   36,241   40,025
  Operations and
   maintenance           7,635    6,540    15,084   12,870   30,569   27,705
  Administrative and
   general               1,843    1,799     3,940    4,478    8,909    8,881
  Depreciation,
   depletion,
   and amortization      6,023    4,900    11,429    9,648   21,493   18,437
  Taxes, other than
   income taxes          3,155    2,719     6,313    5,372   11,932   10,775
                       -------  -------   -------  ------- -------- --------
                        26,587   25,701    53,511   52,138  109,144  105,823
                       -------  -------   -------  ------- -------- --------
Operating income:
  Electric               7,642    4,946    18,229   11,190   35,281   24,606
  Coal mining            2,994    3,537     6,299    6,456   11,954   13,348
  Oil and gas              560      419       848      759    1,782    2,017
                       -------  -------   -------  ------- -------- --------
                        11,196    8,902    25,376   18,405   49,017   39,971
                       -------  -------   -------  ------- -------- --------

Other income and
 (expense):
  Interest expense      (3,462)  (3,448)   (6,930)  (7,015) (14,113) (12,875)
  Investment income        346      261       583      661    1,292    1,571
  Allowance for funds
   used during
   construction            134    2,530       250    4,826    1,290    7,732
  Other, net               127       50       650      120    1,774      260
                       -------  -------   -------  -------  -------- --------
                        (2,855)    (607)   (5,447)  (1,408)  (9,757)  (3,312)
                       -------  -------   -------  -------  -------- --------

Income before income
 taxes                   8,341    8,295    19,929   16,997   39,260   36,659
Income taxes            (2,454)  (2,653)   (6,043)  (5,355) (11,424) (11,394)
                       -------  -------   -------  -------  -------- --------
  Net income available
   for common stock    $ 5,887  $ 5,642   $13,886  $11,642  $27,836  $25,265
                       =======  =======   =======  =======  ======== ========

Weighted average common
 shares outstanding     14,437   14,405    14,433   14,400   14,425   14,386
                       =======  =======   =======  =======  ======== =======
Earnings per share       $0.41    $0.39     $0.96    $0.81    $1.93    $1.76
                       =======  =======   =======  =======  ======== =======
Dividends paid per
 share of common stock  $0.345   $0.335    $0.690   $0.670   $1.360   $1.330
                       =======  =======   =======  =======  ======== =======

                                BLACK HILLS CORPORATION
                         Consolidated Statements of Cash Flows
                                     (unaudited)

                             Three Months      Six Months       Twelve Months
                                June 30          June 30           June 30
                             1996    1995     1996     1995     1996     1995
                             ----    ----     ----     ----     ----     ----
                                                (in thousands)

Operating activities:
  Net Income               $5,887  $5,642   $13,886  $11,642  $27,836  $25,265
  Principal non-cash items-
   Depreciation, depletion,
    and amortization        6,023   4,900    11,429    9,648   21,493   18,437
   Deferred income taxes
    and investment tax
    credits, net              384     179       913      522    2,235    2,088
   Allowance for other funds
    used during construction  (83) (1,564)     (156)  (2,982)    (819)  (4,791)
  (Increase) decrease in
   receivables, inventories,
   and other current assets  (357)  2,146    (1,186)   3,283   (5,137)     369
  Increase (decrease) in
   other current
   liabilities             (5,690) (2,977)   (8,546)  (3,138)  (6,829)   3,698
  Other, net                   91     242       373    2,081    2,146    9,222
                           ------  ------   -------  -------  -------  -------
                            6,255   8,568    16,713   21,056   40,925   54,288
                           ------  ------   -------  -------  -------  -------
Investment activities:
  Property additions,
   excluding allowance for
   other funds used during
   construction           (5,041) (12,794)   (7,447) (29,453) (26,243) (102,563)
  Available for sale
   securities purchased     (233)    (599)   (9,905)  (8,434) (20,799)  (35,332)
  Available for sale
   securities sold         3,100    8,561     6,111   22,616   20,464    48,373
                          ------   ------   -------  -------  -------   -------
                          (2,174)  (4,832)  (11,241) (15,271) (26,578)  (89,522)
                          ------   ------   -------  -------  -------   -------
Financing activities:
   Dividends  paid        (4,982)  (4,826)   (9,960)  (9,651) (19,623)  (19,134)
  Common stock issued        123      157       303      382      575     1,222
  Net short-term borrowings  155    1,350       460  (33,450)  (2,490)  (29,593)
  Long-term debt issued        -        -         -   31,644   15,254    77,439
  Long-term debt retired       -      (14)     (687)  (2,317)  (8,863)   (3,609)
                          ------   ------   -------  -------  -------   -------
                          (4,704)  (3,333)   (9,884) (13,392) (15,147)   26,325
                          ------   ------   -------  -------  -------   -------
  Increase (decrease)
   in cash and cash
   equivalents              (623)     403    (4,412)  (7,607)    (800)   (8,909)
Cash and cash
 equivalents:
  Beginning of period      4,390    4,164     8,179   12,174    4,567    13,476
                         -------  -------   -------  -------  -------   -------
  End of period          $ 3,767  $ 4,567   $ 3,767  $ 4,567  $ 3,767   $ 4,567
                         =======  =======   =======  =======  =======   =======

Supplemental disclosure
 of cash flow information
  Cash paid during the
   period for:
   Interest              $ 2,426  $ 2,639   $ 6,973  $ 6,168  $13,709   $10,822
   Income taxes          $ 6,150  $ 1,925   $ 6,750  $ 4,145  $10,380   $ 7,410

                                 BLACK HILLS CORPORATION

                 Consolidated  Statements  of  Shareholders' Equity
                                      (unaudited)

                         Three Months         Six Months       Twelve Months
                            June 30            June 30            June 30
                         1996     1995      1996     1995      1996     1995
                         ----     ----      ----     ----      ----     ----
                                            (in thousands)

Common stock:
 Beginning of period  $ 14,434 $ 14,400  $ 14,425 $ 14,386  $ 14,409  $ 14,345
Issuance of $1 par
  value shares               6        9        15       23        31        64
                      -------- --------  -------- --------  --------  --------
   End of period        14,440   14,409    14,440   14,409    14,440    14,409
                      -------- --------  -------- --------  --------  --------

Additional paid-in
 capital:
 Beginning of period    46,526   45,951    46,355   45,740    46,099   44,942
 Net proceeds over
  par value of
  stock issued             117      148       288      359       544    1,157
                      -------- --------   -------  -------   -------  -------
   End of period        46,643   46,099    46,643   46,099    46,643   46,099
                      -------- --------   -------  -------   -------  -------

Retained earnings:
 Beginning of period   124,583  116,459   121,562  115,284   117,275  111,144
 Net income              5,887    5,642    13,886   11,642    27,836   25,265
 Cash dividends on
  common stock          (4,982)  (4,826)   (9,960)  (9,651)  (19,623) (19,134)
                      --------  -------   -------  -------   -------  -------
  End of period        125,488  117,275   125,488  117,275   125,488  117,275
                      --------  -------   -------  -------   -------  -------

  Total shareholders'
   equity             $186,571 $177,783  $186,571 $177,783  $186,571 $177,783
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

                            BLACK HILLS CORPORATION

                      Notes to Consolidated Financial Statements
             (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report)

(1)  MANAGEMENT'S STATEMENT

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 1996, December 31, 1995 and June 30, 1995, financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

(2) JOINT DEVELOPMENT AGREEMENT

   In April 1996, WYGEN, Inc., a subsidiary of the Company entered into a joint development agreement with Calpine Corporation, a national electric power company headquartered in San Jose, California. The joint plan is to secure appropriate sales agreements and to develop the WYGEN Plant, an 80 MW mine-mouth, coal fired, electric generating plant, to be constructed at the Wyodak mine. The electricity will be marketed by Calpine's power marketing subsidiary, Calpine Power Services Company, to customers throughout the West. Construction of the WYGEN Plant will not commence and WYGEN will not incur substantial costs unless long-term power sale contracts are obtained, justifying the construction.

   In conjunction with the above agreement the Company also entered into a Power Sales Enabling agreement with Calpine Corporation whereby the parties may enter into transactions pursuant to which power can be made available by one party to the other at one or more delivery points.

                          Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations

LIQUIDITY, CAPITAL RESOURCES, AND COMMITMENTS

      In the past the Company has depended upon internally generated funds, issuance of short and long-term debt and sales of common stock to finance its activities. It is expected future activities will also be financed by the most appropriate mix of these various sources of funds.

     The Company currently has bank lines of credit totaling $12,000,000, which provides for interim borrowings and the opportunity for timing of permanent financing. The Company had no borrowings outstanding under these lines of credit on June 30, 1996. There are no compensating balance requirements associated with these lines of credit.

RESULTS OF OPERATIONS

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining and oil and gas production.

     Consolidated income was $5,887,000 for the three months ended, $13,886,000 for the six months ended and $27,836,000 for the twelve months ended June 30, 1996, an increase of 4 percent, 19 percent and 10 percent, respectively. The increase in earnings was primarily due to increased sales volumes for the electric operations, the inclusion of Neil Simpson Unit #2 (NS #2), an 80 MW coal-fired power plant which began commercial operation on August 1, 1995, into the Company's rate base, and increased oil and gas prices.

     Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                  Three Months Ended   Six Months Ended  Twelve Months Ended
                         June 30            June 30             June 30
                      1996    1995       1996    1995        1996    1995
                      ----    ----       ----    ----        ----    ----
REVENUE

Electric               71%     69%        73%     71%         74%     71%
Coal mining            20      23         20      21          19      21
Oil and gas             9       8          7       8           7       8
                      ---     ---        ---     ---         ---     ---
                      100%    100%       100%    100%        100%    100%
                      ===     ===        ===     ===         ===     ===
NET INCOME

Electric               56%     50%        60%     53%         60%     53%
Coal mining            37      45         36      43          35      41
Oil and gas             7       5          4       4           5       6
                      ---     ---        ---     ---         ---     ---
                      100%    100%       100%    100%        100%    100%
                      ===     ===        ===     ===         ===     ===

   Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                   Three Months Ended  Six Months Ended  Twelve Months Ended
                         June 30            June 30             June 30
                      1996    1995       1996     1995       1996     1995
                      ----    ----       ----     ----       ----     ----
                                        (in thousands)
CAPITAL EXPENDITURES
(includes AFDC)
Electric           $ 3,738  $13,250    $ 4,800  $30,232    $19,030  $ 94,361
Coal mining             53       80        196      182      1,558     5,135
Oil and gas          1,327    1,027      2,599    2,020      6,468     7,385
Other                    6        1          8        1          7       473
                   -------  -------    -------  -------    -------  --------
                   $ 5,124  $14,358    $ 7,603  $32,435    $27,063  $107,354
                   =======  =======    =======  =======    =======  ========

DEPRECIATION,
DEPLETION, AND
AMORTIZATION

Electric           $ 4,099  $ 2,661    $ 7,803  $ 5,305    $14,442  $ 10,473
Coal mining            647    1,090      1,310    1,997      2,947     3,366
Oil and gas          1,277    1,149      2,316    2,346      4,104     4,598
                    ------  -------    -------  -------    -------  --------
                   $ 6,023  $ 4,900    $11,429  $ 9,648    $21,493  $ 18,437
                    ======  =======    =======  =======    =======  ========

ELECTRIC OPERATIONS

     Electric revenue increased 12 percent, 15 percent and 13 percent for the three, six and twelve months ended June 30, 1996 primarily due to strong growth in sales and earnings associated with the inclusion of NS #2 in the Company's rate base. Firm kilowatthour sales increased 3 percent, 4 percent and 2 percent for the three, six and twelve month periods, respectively. Degree days, which is a measure of weather trends, were 12 percent above normal for the second quarter of 1996 and 7 percent below last year. Degree days for the six month period were 17 percent above last year and 14 percent above normal.

   Electric expenses remained relatively flat for the three and six months ended June 30, 1996. Although purchased power expense decreased, depreciation and amortization expense increased due to the commercial operation of NS #2. Expenses for the twelve month period increased 3 percent, also due to the inclusion of NS #2 in the Company's rate base.

   Non-operating income decreased for the three, six and twelve month periods due to a decrease in AFUDC of $2.4 million, $4.6 million and $6.4 million, respectively. This was a reflection of the completion of construction on NS #2 and was offset by the increase in electric revenues.

MINING OPERATIONS

   Mining revenue decreased 5 percent and 1 percent for the three and twelve month periods and increased 5 percent for the six month period ended June 30, 1996, compared to the same periods last year. Tons of coal sold decreased slightly for the quarter, while increasing 9 percent and 2 percent for the six and twelve month periods. This increase was a reflection of the sale of coal to NS #2. Mining expenses increased 5 percent, 13 percent and 8 percent for the three, six and twelve months ended June 30, 1996. The increase in expense is related to the increase in tons of coal sold as well as an increase in royalty expense. Last year a portion of the coal mined was fee coal which does not carry a federal royalty, whereas this year the coal mined was all Federal coal.

OIL AND GAS PRODUCTION OPERATIONS

     Oil and gas production revenue, which represents less than 10 percent of consolidated revenue, increased 20 percent and 6 percent for the three and six months ended and decreased 5 percent for the twelve months ended June 30, 1996, directly related to an increase in oil and gas prices offset by a decrease in equivalent barrels of oil sold.

   Operating expenses increased 18 percent and 5 percent for the three and six month periods ended June 30, 1996, due to increased production expense. Operating expenses for the twelve month period decreased 3 percent when compared to the same period last year.

                                     BLACK HILLS CORPORATION

                                   Part II - Other Information


Item 1.     LEGAL PROCEEDINGS

       There are no legal proceedings to be reported on for the quarter ending June 30, 1996.




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. EXHIBITS

          None

       b. REPORTS ON FORM 8-K

          The Registrant filed a Form 8-K on May 30, 1996, reporting the items voted on at the Annual Meeting of Shareholders.

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


Dated:    August 8, 1996