Form 10-Q
period 1996-09-30
BLACK HILLS CORP
filed 1996-11-14
CIK 12400

Securities and Exchange Commission
                Washington, D.C.  20549

                       Form 10-Q

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996.

                           OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

   For the transition period from ___________ to ___________.


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

                  Class                     Outstanding at October 31, 1996

        Common stock, $1.00 par value              14,446,167 shares

                                  BLACK HILLS CORPORATION

                                         I N D E X


                                                                     Page
                                                                    NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated Balance Sheets-                                 2-3
        September 30, 1996, December 31, 1995
        and September 30, 1995

       Consolidated Statements of Income-                             4
        Three, Nine and Twelve Months
        Ended September 30, 1996 and 1995

       Consolidated Statements of Cash Flows-                         5
        Three, Nine and Twelve Months
        Ended September 30, 1996 and 1995

       Consolidated Statements of Shareholders' Equity-               6
        Three, Nine and Twelve Months Ended
        September 30, 1996 and 1995

       Notes to Consolidated Financial Statements                     7

Item 2. Management's Discussion and Analysis of                     8-10
        Financial Position and Consolidated
        Statements of Earnings


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             11

Item 6. Exhibits and Reports on Form 8-K                              11


Signatures                                                            12

                                   BLACK HILLS CORPORATION

                                 Consolidated Balance Sheets
                                         (unaudited)

                             September 30       December 31   September 30
                                  1996              1995          1995
                             ------------       -----------   ------------
                                       (in thousands)
ASSETS

Current assets:
  Cash and cash equivalents     $  7,529         $  8,179        $ 11,674
  Securities available for sale   10,685            6,804           4,696
  Receivables, net
    Customers                     12,177           13,339          13,004
    Other                          8,346            3,825           2,553
  Materials, supplies,
   and fuel                        7,489            7,415           7,432
  Prepaid expenses                 2,422            1,247           1,595
                                --------         --------        --------
                                  48,648           40,809          40,954
                                --------         --------        --------

Property and investments:
  Electric                       477,040          469,135         463,713
  Coal mining                     49,763           44,473          51,311
  Oil and gas                     43,861           40,704          38,755
  Other                            3,273            3,330           4,465
                                --------         --------        --------
                                 573,937          557,642         558,244

Less accumulated depreciation
 and depletion                  (180,713)        (164,383)       (168,248)
                                --------         --------        --------

  Net property and
   investments                   393,224          393,259         389,996
                                --------         --------        --------

Deferred charges:
  Federal income taxes             7,803            7,543           7,672
  Regulatory asset                 3,026            2,576             709
  Other                            8,632            4,643           5,198
                                --------         --------        --------
                                  19,461           14,762          13,579
                                --------         --------        --------

     Total                      $461,333         $448,830        $444,529
                                ========         ========        ========

                                 BLACK HILLS CORPORATION

                               Consolidated Balance Sheets
                                       (unaudited)

                            September 30       December 31   September 30
                                1996               1995          1995
                            ------------       -----------   ------------
                                              (in thousands)

LIABILITIES AND CAPITALIZATION

Current liabilities:
   Current maturities of
    long-term debt            $  1,534         $  1,405        $  2,070
   Notes payable                 1,348              618           4,403
   Accounts payable              6,090            9,737           7,668
   Accrued liabilities-
     Taxes                       6,823            7,046           6,612
     Interest                    3,011            4,089           2,959
     Other                       7,117            6,978           6,795
                              --------         --------        --------
                                25,923           29,873          30,507
                              --------         --------        --------

Deferred credits:
   Federal income taxes         47,207           45,290          42,514
   Investment tax credits        4,641            5,018           5,144
   Reclamation costs            16,293            7,974           7,881
   Regulatory liability          6,944            7,111           7,371
   Other                         5,667            5,153           5,157
                              --------         --------        --------
                                80,752           70,546          68,067
                              --------         --------        --------

Capitalization:
   Common stock equity-
     Common stock               14,446           14,425          14,417
     Additional paid-in
      capital                   46,763           46,355          46,231
     Retained earnings         128,746          121,562         119,377
                              --------         --------        --------
   Total common stock equity   189,955          182,342         180,025
   Long-term debt              164,703          166,069         165,930
                              --------         --------        --------
                               354,658          348,411         345,955
                              --------         --------        --------

        Total                 $461,333         $448,830        $444,529
                              ========         ========        ========

                                  BLACK HILLS CORPORATION
                             Consolidated Statements of Income
                                        (unaudited)

                         Three Months        Nine Months      Twelve Months
                         September 30        September 30     September 30
                         1996     1995      1996     1995     1996     1995
                         ----     ----      ----     ----     ----     ----
                                           (in thousands)
Operating revenues:
  Electric             $31,073  $29,596   $88,357  $79,608 $117,532 $104,791
  Coal mining            8,262    6,755    23,749   21,490   32,128   29,887
  Oil and gas            3,230    2,711     9,348    8,505   12,007   11,588
                       -------  -------   -------  -------  -------  -------
                        42,565   39,062   121,454  109,603  161,667  146,266
                       -------  -------   -------  -------  -------  -------

Operating expenses:
  Fuel and purchased
   power                 9,034   10,186    25,780   29,956   35,090   40,090
  Operations and
   maintenance           7,190    6,662    22,276   19,492   31,086   26,649
  Administrative and
   general               2,301    2,433     6,239    6,896    8,776    9,000
  Depreciation,
   depletion,
   and amortization      5,928    5,604    17,357   15,193   21,817   19,467
  Taxes, other than
   income taxes          3,193    2,549     9,506    7,920   12,575   10,618
                       -------  -------   -------  -------  -------  -------
                        27,646   27,434    81,158   79,457  109,344  105,824
                       -------  -------   -------  -------  -------  -------

Operating income:
  Electric              10,828    8,980    29,057   20,169   37,129   26,041
  Coal mining            3,304    2,668     9,604    9,238   12,591   12,927
  Oil and gas              787      (20)    1,635      739    2,603    1,474
                       -------  -------   -------  -------  -------  -------
                        14,919   11,628    40,296   30,146   52,323   40,442
                       -------  -------   -------  -------  -------  -------

Other income and
 (expense):
  Interest expense      (3,489)  (3,524)  (10,419) (10,537) (14,078) (13,679)
  Investment income        400      295       982      953    1,398    1,471
  Allowance for funds
   used during
   construction            111    1,014       360    5,840      387    7,698
  Other, net               122      729       771      736    1,151      662
                       -------  -------   -------  -------  -------  -------
                        (2,856)  (1,486)   (8,306)  (3,008) (11,142)  (3,848)
                       -------  -------   -------  -------  -------  -------
Income before income
 taxes                  12,063   10,142    31,990   27,138   41,181   36,594
Income taxes            (3,820)  (3,210)   (9,861)  (8,564) (12,035) (11,376)
                       -------  -------   -------  -------  -------  -------
  Net income available
   for common stock    $ 8,243  $ 6,932   $22,129  $18,574  $29,146  $25,218
                       =======  =======   =======  =======  =======  =======

Weighted average common
 shares outstanding     14,443   14,414    14,437   14,404   14,433   14,400
                       =======  =======   =======  =======  =======  =======
Earnings per share       $0.57    $0.48      1.53    $1.29    $2.02    $1.75
                       =======  =======   =======  =======  =======  =======
Dividends paid per
 share of common stock  $0.345   $0.335    $1.035   $1.005   $1.370   $1.335
                       =======  =======   =======  =======  =======  =======

                                 BLACK HILLS CORPORATION
                           Consolidated Statements of Cash Flows
                                       (unaudited)

                             Three Months     Nine Months       Twelve Months
                             September 30     September 30      September 30
                             1996    1995     1996     1995     1996     1995
                             ----    ----     ----     ----     ----     ----
                                                 (in thousands)
Operating activities:
  Net Income               $ 8,243 $ 6,932  $22,129  $18,574  $29,146  $25,218
  Principal non-cash items-
   Depreciation, depletion,
    and amortization         5,928   5,604   17,357   15,193   21,817   19,467
   Deferred income taxes
    and investment tax
    credits, net               208     971    1,122    1,746    1,473    2,832
   Allowance for other funds
    used during construction   (70)   (643)    (227)  (3,625)    (247)  (4,895)
  (Increase) decrease in
   receivables, inventories,
   and other current assets (3,422) (2,709)  (4,608)     574   (5,850)  (2,657)
  Increase (decrease) in
   other current
   liabilities               3,737  (2,099)  (4,809)  (5,237)    (993)  (2,193)
  Other, net                 1,656    (322)   2,028    1,564    4,553    7,981
                           ------- -------  -------  -------  -------  -------
                            16,280   7,734   32,992   28,789   49,899   45,753
                           ------- -------  -------  -------  -------  -------
Investment activities:
  Property additions,
   excluding allowance
   for other funds used
   during construction      (7,292) (9,514) (14,738) (38,966) (24,021) (80,601)
  Available for sale
   securities purchased     (3,285) (2,637) (13,191) (11,071) (22,079) (25,211)
  Available for sale
   securities sold           3,198   7,775    9,310   30,391   16,090   49,722
                           ------- -------  -------  -------  -------  -------
                            (7,379) (4,376) (18,619) (19,646) (30,010) (56,090)
                           ------- -------  -------  -------  -------  -------
Financing activities:
  Dividends paid            (4,985) (4,830) (14,945) (14,481) (19,777) (19,228)
  Common stock issued          126     140      429      522      561      604
  Net short-term borrowings    270     835      730  (32,615)  (3,055)  (3,090)
  Long-term debt issued          -  15,121        -   46,765        -   46,765
  Long-term debt retired      (550) (7,517)  (1,237)  (9,834)  (1,763)  (9,859)
                           ------- -------  -------  -------  -------  -------
                            (5,139)  3,749  (15,023)  (9,643) (24,034)  15,192
                           ------- -------  -------  -------  -------  -------
 Increase (decrease)
   in cash and cash
   equivalents               3,762   7,107     (650)    (500)  (4,145)   4,855
Cash and cash
 equivalents:
  Beginning of period        3,767   4,567    8,179   12,174   11,674    6,819
                           ------- -------  -------  -------  -------  -------
  End of period            $ 7,529 $11,674  $ 7,529  $11,674  $ 7,529  $11,674
                           ======= =======  =======  =======  =======  =======

Supplemental disclosure
 of cash flow information
  Cash paid during the
   period for:
   Interest                $ 4,524 $ 4,207  $11,495  $10,373  $14,026  $13,205
   Income taxes            $ 2,666 $ 1,550  $ 9,416  $ 5,695  $11,496  $ 7,460
  Assumption of reclamation
   liability in acquisition
   of Clovis Point
   properties              $ 7,800 $     -  $ 7,800  $     -  $ 7,800  $     -

                                 BLACK HILLS CORPORATION

                       Consolidated Statements of Shareholders' Equity
                                      (unaudited)

                         Three Months       Nine Months        Twelve Months
                         September 30       September 30       September 30
                         1996     1995      1996     1995      1996     1995
                         ----     ----      ----     ----      ----     ----
                                             (in thousands)

Common stock:
 Beginning of period  $ 14,440 $ 14,409  $ 14,425 $ 14,386  $  14,417  $ 14,382
Issuance of $1 par
  value shares               6        8        21       31         29        35
                      -------- --------  -------- --------  ---------  --------
   End of period        14,446   14,417    14,446   14,417     14,446    14,417
                      -------- --------  -------- --------  ---------  --------

Additional paid-in
 capital:
 Beginning of period    46,643   46,099    46,355   45,740    46,231   45,662
 Net proceeds over
  par value of
  stock issued             120      132       408      491       532      569
                      -------- --------  -------- --------  -------- --------
   End of period        46,763   46,231    46,763   46,231    46,763   46,231
                      -------- --------  -------- --------  -------- --------

Retained earnings:
 Beginning of period   125,488  117,275   121,562  115,284   119,377  113,387
 Net income              8,243    6,932    22,129   18,574    29,146   25,218
 Cash dividends on
  common stock          (4,985)  (4,830)  (14,945) (14,481)  (19,777) (19,228)
                      --------  -------   -------  -------   -------  -------
  End of period        128,746  119,377   128,746  119,377   128,746  119,377
                      --------  -------   -------  -------   -------  -------

  Total shareholders'
   equity             $189,955 $180,025  $189,955 $180,025  $189,955 $180,025
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

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 1996, December 31, 1995 and September 30, 1995, financial information and are of a normal recurring nature. The results of operations for the three and nine months ended
September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

(2) FORMATION OF AN ENERGY MARKETING COMPANY

   In August 1996, the Company announced the formation of a new energy marketing company, Enserco Energy Inc., headquartered in Lakewood, Colorado. The Company owns a 50 percent interest in Enserco with an option to increase its ownership interest to 70 percent. Enserco will market natural gas and electricity and related services to customers in the Rocky Mountain region initially, expanding to national markets in the future. The results of operations of Enserco for the periods ending September 30, 1996 were not significant.

(3) AGREEMENT TO PURCHASE CLOVIS POINT MINE PROPERTIES

   In September 1996, Wyodak Resources Development Corp., a subsidiary of the Company, entered into an agreement to purchase a portion of the Clovis Point and East Gillette Mine properties from Kerr-McGee Coal Corporation. The Clovis Point Mine properties are located adjacent to Wyodak Resources' current reserves in Campbell County, Wyoming, and consist of State of Wyoming and federal leased coal reserves. The sale is subject to certain federal and state approvals.

   Upon completion of the acquisition, Wyodak Resources will increase its coal reserves from approximately 173 million tons to 300 million tons and will own a train loadout facility. In addition, the acquisition includes the existing Clovis Point maintenance and processing facilities and a developed open pit.

   The purchase price for the acquisition consists of Wyodak Resources' obligation to assume the responsibility for the reclamation of an existing Clovis Point open pit and to pay Kerr-McGee overriding royalties if and when coal is produced from the acquired properties without any obligation of Wyodak Resources to mine the coal. As of September 30, Wyodak had recorded $7.8 million of mining assets and liabilities related to this transaction. An independent study is currently being conducted to support the acquisition price and related reclamation liability.


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

     The Company currently has bank lines of credit totaling $12,000,000, which provides for interim borrowings and the opportunity for timing of permanent financing. The Company had borrowings outstanding of $680,000 under these lines of credit on September 30, 1996. There are no compensating balance requirements associated with these lines of credit.

   In addition to the above lines of credit, Wyodak Resources Development Corp. has guaranteed a $15,000,000 line of credit for Enserco Energy, Inc. to use to guarantee letters of credit. Enserco pays a .125% facility fee on this line of credit. At September 30, 1996, there were no balances outstanding on this line of credit.

RESULTS OF OPERATIONS

     Black Hills Corporation is an energy company consisting of three principal businesses: electric, coal mining and oil and gas production.

     Consolidated income was $8,243,000 for the three months ended, $22,129,000 for the nine months ended and $29,146,000 for the twelve months ended September 30, 1996, an increase of 19 percent for the three and nine month periods and 16 percent for the twelve month period. The increase in earnings was primarily due to strong sales growth for the electric operations and increased oil and gas prices.

     Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                  Three Months Ended   Nine Months Ended  Twelve Months Ended
                      September 30       September 30        September 30
                      1996    1995       1996    1995        1996    1995
                      ----    ----       ----    ----        ----    ----
REVENUE

Electric               73%     76%        73%     73%         73%     72%
Coal mining            19      17         20      20          20      20
Oil and gas             8       7          7       7           7       8
                      ---     ---        ---     ---         ---     ---
                      100%    100%       100%    100%        100%    100%
                      ===     ===        ===     ===         ===     ===
NET INCOME

Electric               64%     64%        62%     57%         61%     55%
Coal mining            29      35         33      40          33      41
Oil and gas             7       1          5       3           6       4
                      ---     ---        ---     ---         ---     ---
                      100%    100%       100%    100%        100%    100%
                      ===     ===        ===     ===         ===     ===

   Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                   Three Months Ended  Nine Months Ended  Twelve Months Ended
                      September 30       September 30        September 30
                      1996    1995       1996     1995       1996     1995
                      ----    ----       ----     ----       ----     ----
                                        (in thousands)
CAPITAL EXPENDITURES
(includes AFDC)

Electric            $ 3,866  $ 8,475    $ 8,665  $38,707    $14,420  $73,300
Coal mining           1,208      172      1,404      355      2,593    5,286
Oil and gas           2,236    1,510      4,836    3,529      7,195    6,438
Other                    52        -         60        -         60      472
                    -------  -------    -------  -------    -------  -------
                    $ 7,362  $10,157    $14,965  $42,591    $24,268  $85,496
                    =======  =======    =======  =======    =======  =======
DEPRECIATION,
DEPLETION, AND
AMORTIZATION

Electric            $4,092  $ 3,249    $11,896  $ 8,554    $15,285  $ 11,158
Coal mining            664      873      1,974    2,811      2,738     3,529
Oil and gas          1,172    1,482      3,487    3,828      3,794     4,780
                    ------  -------    -------  -------    -------  --------
                    $5,928  $ 5,604    $17,357  $15,193    $21,817  $ 19,467
                    ======  =======    =======  =======    =======  ========

ELECTRIC OPERATIONS

     Electric revenue increased 5 percent, 11 percent and 12 percent for the three, nine and twelve months ended September 30, 1996, primarily due to strong growth in sales and earnings associated with the inclusion of NS #2 in the Company's rate base. Firm kilowatthour sales increased 4 percent for the three and nine months ended, and 3 percent for the twelve month period. Degree days, which is a measure of weather trends, were 7 percent below normal for the third quarter of 1996 and 7 percent below last year. Degree days for the nine month period were 13 percent above last year and 11 percent above normal.

   Non-firm sales increased 66,530 megawatt hours for the three month period, 134,680 megawatt hours for the nine month period and 167,880 megawatt hours for the twelve month period. Although the increase in non-firm sales generated an $821,000, $1,362,000 and $1,680,000 increase in electric revenue, respectively, they were low margin sales and generated minimal earnings.

   Electric expenses remained relatively flat for the three and nine months ended September 30, 1996. Although purchased power expense decreased, depreciation and amortization expense increased. This increase was largely due to the depreciation on Neil Simpson Unit #2 (NS #2) and the accelerated depreciation on the Kirk Plant. The Kirk Power Plant was placed in cold reserve in August 1995 and is expected to be fully depreciated in the fourth quarter of 1996. Expenses for the twelve month period increased 2 percent, also due to the inclusion of NS #2 in the Company's rate base and accelerated depreciation taken on Kirk.

   Non-operating income decreased for the three, nine and twelve month periods due to a decrease in AFUDC of $0.9 million, $5.5 million and $7.3 million, respectively. This was a reflection of the completion of construction on NS #2 and was offset by the increase in electric revenues.

MINING OPERATIONS

   Mining revenue increased 22 percent, 11 percent and 8 percent for the three, nine and twelve month periods ended September 30, 1996, compared to the same periods last year. Tons of coal sold increased 23 percent, 13 percent and 10 percent for the three, nine and twelve month periods. This increase was a reflection of the sale of coal to NS #2. Mining expenses increased 21 percent for the third quarter and 15 percent for the nine and twelve months ended September 30, 1996. The increase in expense is related to the increase in tons of coal sold as well as an increase in royalty expense offset by lower depletion expense. Last year a portion of the coal mined was fee coal which does not carry a federal royalty, whereas this year the coal mined was all Federal coal.

OIL AND GAS PRODUCTION OPERATIONS

     Oil and gas production revenue, which represents less than 10 percent of consolidated revenue, increased 19 percent, 10 percent and 4 percent for the three, nine and twelve months ended September 30, 1996, respectively. This increase was directly related to an increase in oil and gas prices offset by a decrease in equivalent barrels of oil sold.

   Operating expenses decreased 11 percent, .9 percent and 7 percent for the three, nine and twelve month periods ended September 30, 1996, when compared to the same periods last year.

              BLACK HILLS CORPORATION

            Part II - Other Information


Item 1.     LEGAL PROCEEDINGS

       There are no legal proceedings to be reported on for the quarter ending September 30, 1996.




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. EXHIBITS

          None

       b. REPORTS ON FORM 8-K

          The Registrant filed a Form 8-K on August 27, 1996, reporting participation in a new Energy Marketing Company named Enserco Energy Inc.

          The Registrant filed a Form 8-K on September 20, 1996, reporting Wyodak Resources Development Corp., a subsidiary of Black Hills Corporation, has agreed to purchase Clovis Point Mine properties from Kerr-McGee Coal Corporation.

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


Dated:    November 13, 1996