Form 10-Q
period 1997-03-31
BLACK HILLS CORP
filed 1997-05-13
CIK 12400

Securities and Exchange Commission
                           Washington, D.C.  20549

                                 Form 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997.

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

         Class                    Outstanding at April 30, 1997

Common stock, $1.00 par value              14,456,834 shares

                       BLACK HILLS CORPORATION

                              I N D E X

                                                           Page
                                                          NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated Balance Sheets-                       2-3
        March 31, 1997, December 31, 1996,
        and March 31, 1996

       Consolidated Statements of Income-                   4
        Three and Twelve Months
        Ended March 31, 1997 and 1996

       Consolidated Statements of Cash Flows-               5
        Three and Twelve Months
        Ended March 31, 1997 and 1996

       Consolidated Statements of Shareholders' Equity-     6
        Three and Twelve Months Ended
        March 31, 1997 and 1996

       Notes to Consolidated Financial Statements           7

Item 2. Management's Discussion and Analysis of
        Financial Position and Consolidated
        Statements of Earnings                           7-10


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                  10

Item 6. Exhibits and Reports on Form 8-K                   10


Signatures                                                 11

                        BLACK HILLS CORPORATION

                      Consolidated Balance Sheets
                              (unaudited)
                           March 31        December 31     March 31
                             1997              1996          1996
                                         (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents $ 17,831      $ 13,340        $  4,390
  Securities available
    for sale                  15,270        11,458          13,465
  Receivables, net
    Customers                 12,603        12,961          13,059
    Other                      2,362         2,727           4,767
  Materials, supplies,
   and fuel                    7,895         7,861           7,822
  Prepaid expenses             1,585         2,650           1,007
                             -------       -------         -------
                              57,546        50,997          44,510
                             -------       -------         -------
Property and investments:
  Electric                   480,158       479,237         470,078
  Coal mining                 53,388        53,200          44,616
  Oil and gas                 46,344        45,336          41,824
  Other                        4,549         3,764           3,644
                             -------       -------         -------
                             584,439       581,537         560,162

Less accumulated depreciation
 and depletion              (186,182)     (181,103)       (169,758)
                            --------      --------        --------
  Net property and
   investments               398,257       400,434         390,404
                            --------      --------        --------
Deferred charges:
  Federal income taxes         8,013         7,972           7,573
  Regulatory asset             3,326         3,176           2,726
  Other                        4,813         4,775           4,588
                            --------      --------        --------
                              16,152        15,923          14,887
                            --------      --------        --------
     Total                  $471,955      $467,354        $449,801
                            ========      ========        ========

See accompanying notes to consolidated financial statements.

                       BLACK HILLS CORPORATION

                     Consolidated Balance Sheets
                            (unaudited)
                          March 31         December 31     March 31
                            1997               1996          1996
                                         (in thousands)

LIABILITIES AND CAPITALIZATION
Current liabilities:
   Current maturities of
    long-term debt        $  1,310         $  1,534        $  1,468
   Notes payable                23              143             923
   Accounts payable          5,207            7,332           4,991
   Accrued liabilities-
     Taxes                  12,725            8,633          10,849
     Interest                2,996            4,035           3,010
     Other                   6,206            6,438           6,144
                          --------         --------        --------
                            28,467           28,115          27,385
                          --------         --------        --------
Deferred credits:
   Federal income taxes     49,254           48,262          46,110
   Investment tax credits    4,390            4,516           4,893
   Reclamation costs        16,446           16,267           8,153
   Regulatory liability      6,568            6,692           7,054
   Other                     5,897            5,636           5,343
                          --------         --------        --------
                            82,555           81,373          71,553
                          --------         --------        --------
Capitalization:
   Common stock equity-
     Common stock           14,457           14,450          14,434
     Additional paid-in
      capital               46,973           46,841          46,526
     Retained earnings     135,339          131,884         124,584
                         ---------         --------        --------
                           196,769          193,175         185,544
   Long-term debt          164,164          164,691         165,319
                         ---------         --------        --------
                           360,933          357,866         350,863
                         ---------         --------        --------
        Total             $471,955         $467,354        $449,801
                         =========         ========        ========

See accompanying notes to consolidated financial statements.

                          BLACK HILLS CORPORATION
                      Consolidated Statements of Income
                                (unaudited)
                         Three Months              Twelve Months
                          March 31                   March 31
                      1997          1996          1997        1996
                                      (in thousands)
Operating revenues:
   Electric         $32,034       $30,305      $120,447    $113,065
   Coal mining        8,125         8,068        31,372      31,000
   Oil and gas        3,719         2,731        13,543      10,917
                    -------       -------      --------    --------
                     43,878        41,104       165,362     154,982
                    -------       -------      --------    --------

Operating expenses:
   Fuel and purchased
    power             9,466         8,814        34,846      38,053
   Operations &
    maintenance       7,353         7,448        30,247      29,458
   Administrative and
    general           2,476         2,096         8,872       8,863
   Depreciation, depletion
    and amortization  5,579         5,406        22,967      20,342
   Taxes, other than
    income taxes      3,298         3,158        12,599      11,496
                    -------       -------      --------    --------
                     28,172        26,922       109,531     108,212
                    -------       -------      --------    --------
Operating income:
   Electric          11,208        10,587        39,711      32,584
   Coal mining        3,430         3,306        12,359      12,544
   Oil and gas        1,068           289         3,761       1,642
                    -------       -------       -------    --------
                     15,706        14,182        55,831      46,770
                    -------       -------       -------    --------
Other income and
 (expense):
   Interest expense  (3,479)       (3,468)      (13,954)    (14,098)
   Investment income    369           236         1,507       1,206
   Allowance for
    funds used during
    construction         65           116           299       3,686
     Other,  net       (183)          526         1,035       1,654
                    -------       -------       -------    --------
                     (3,228)       (2,590)      (11,113)     (7,552)
                    -------       -------       -------    --------

Income before income
 taxes               12,478        11,592        44,718      39,218
Income taxes         (3,891)       (3,591)      (13,880)    (11,623)
                    -------       -------      --------    --------
   Net income available
    for common stock $8,587       $ 8,001      $ 30,838    $ 27,595
                     ======       =======      ========    ========
Weighted average common
 shares outstanding  14,454        14,429        14,446      14,417
                     ======       =======      ========    ========

Earnings per share  $  0.59       $  0.55      $   2.13    $   1.91
                    =======       =======      ========    ========

Dividends paid per share
 of common stock    $ 0.355       $ 0.345      $  1.390    $  1.350
                    =======       =======      ========    ========

See accompanying notes to consolidated financial statements.

                       BLACK HILLS CORPORATION

                  Consolidated Statements of Cash Flows
                              (unaudited)
                            Three Months           Twelve Months
                               March 31                March 31
                           1997       1996       1997        1996
                                         (in thousands)
Operating activities:
  Net Income              $ 8,587    $ 8,001    $30,838     $27,595
  Principal non-cash items-
   Depreciation, depletion,
    and amortization        5,579      5,406     22,967      20,342
   Deferred income taxes and
    investment tax credits    583        614      1,632       2,731
   Allowance for other funds
    used during construction  (36)       (73)      (151)     (2,299)
   (Increase) decrease in
   receivables, inventories,
   and other current assets 1,754       (829)     2,210      (2,634)
   Increase (decrease) in other
    current liabilities       696     (2,856)     2,140      (4,116)
   Other, net                (180)       196      2,041       1,637
                          -------    -------    -------     -------
                           16,983     10,459     61,677      43,256
                          -------    -------    -------     -------
Investment activities:
  Property additions,
   excluding allowance for
   other funds used during
   construction            (2,816)    (2,406)   (24,605)    (34,011)
  Available for sale
   securities purchased    (6,153)    (9,673)   (37,323)    (21,165)
  Available for sale
   securities sold          2,341      3,012     35,518      25,925
                          -------     ------    -------    --------
                           (6,628)    (9,067)   (26,410)    (29,251)
                          -------     ------    -------    --------
Financing activities:
  Dividends paid           (5,132)    (4,979)   (20,083)    (19,470)
  Common stock issued         139        180        470         609
  Net short-term borrowings  (120)       305       (900)     (1,295)
  Long-term debt issued         -          -          -      15,254
  Long-term debt retired     (751)      (687)    (1,313)     (8,877)
                          -------    -------    -------    --------
                           (5,864)    (5,181)   (21,826)    (13,779)
                          -------    -------    -------    --------

  Increase (decrease)
   in cash and cash
   equivalents              4,491     (3,789)    13,441         226

Cash and cash equivalents:
  Beginning of period      13,340      8,179      4,390       4,164
                          -------    -------    -------     -------
  End of period           $17,831    $ 4,390    $17,831     $ 4,390
                          =======    =======    =======     =======
Supplemental disclosure
 of cash flow information:
  Cash paid during the
   period for-
   Interest               $ 4,518    $ 4,547    $13,968     $13,921
   Income taxes           $     -    $   600    $12,016     $ 6,155
   Assumption of reclamation
    liability in acquisition
    of Clovis Point
    properties            $     -    $     -     $7,957     $
-


See accompanying notes to consolidated financial statements.

                        BLACK HILLS CORPORATION

                    Statements of Shareholders' Equity
                             (unaudited)
                               Three Months          Twelve Months
                                 March 31               March 31
                              1997      1996        1997       1996
                                         (in thousands)
Common stock:
 Beginning of period      $ 14,450  $ 14,425    $ 14,434   $ 14,400
 Issuance of $1 par
  value shares                   7         9          23         34
                          --------  --------    --------   --------
   End of period            14,457    14,434      14,457     14,434
                          --------  --------    --------   --------
Additional paid-in
 capital:
 Beginning of period        46,841    46,355      46,526     45,951
 Net proceeds over par
  value of stock issued        132       171         447        575
                          --------  --------    --------   --------
   End of period            46,973    46,526      46,973     46,526
                          --------  --------    --------   --------
Retained earnings:
 Beginning of period       131,884   121,562     124,584    116,459
 Net income                  8,587     8,001      30,838     27,595
 Dividend paid              (5,132)   (4,979)    (20,083)   (19,470)
                          --------  --------    --------   --------
  End of period            135,339   124,584     135,339    124,584
                          --------  --------    --------   --------
  Total shareholders'
   equity                 $196,769  $185,544    $196,769   $185,544
                          ========  ========    ========   ========

           BLACK HILLS CORPORATION

 Notes to Consolidated Financial Statements
(Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report)

(1)  MANAGEMENT'S STATEMENT

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's 1996 Annual Report and Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed  require  certain
estimates as of interim  dates.   The  information  furnished  in
the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 1997, December 31, 1996, and March 31, 1996 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

(2) NEW ACCOUNTING STANDARD

   During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) which requires the disclosure of basic earnings per share and diluted earnings per share. The Company must adopt SFAS 128 in the fourth quarter of 1997 and anticipates it will not have a material impact on the financial position or the results of operations of the Company.


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

     The Company currently has bank lines of credit totaling $12,000,000 which provides for interim borrowings and the opportunity for timing of permanent financing. The Company had no borrowings outstanding under these lines of credit at March
31,  1997.   There  are no compensating balance requirements
associated with these lines of credit.

   In addition to the above lines of credit, Wyodak Resources Development Corp. has guaranteed a $15,000,000 line of credit for Enserco Energy, Inc. to use to guarantee letters of credit.
Enserco pays a .125% facility fee on this line of credit. At March 31, 1997, there were no balances outstanding on this line of credit.

RESULTS OF OPERATIONS

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining, and oil and gas production.

      Consolidated net income was $8,587,000 for the first quarter and $30,838,000 for the twelve months ended March 31, 1997, an increase of $586,000 and $3,243,000, respectively.

   The increase in earnings for both the three and twelve months ending March 31, 1997, was due to strong sales growth in the electric operations and increased oil and gas prices. Consolidated revenue increased 7 percent for both the three month and twelve month periods while consolidated operating expenses increased 5 percent and 1 percent, respectively, for the same periods.

   Earnings from the electric operations increased $391,000 and $2,447,000 for the three and twelve month periods, respectively. This increase was the result of strong growth in sales, including the sale to Montana Dakota Utilities, which commenced January 1, 1997, and earnings associated with the inclusion of Neil Simpson Unit #2 (NS #2) in the Company's rate base. NS #2 is an 80 MW coal-fired power plant which began commercial operation on August 1, 1995.

   Oil and gas earnings increased $530,000 for the first quarter and $1,435,000 for the twelve month period as a result of increased commodity  prices  and an increase in oil and gas production.

   Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

                  Three Months Ended        Twelve Months Ended
                       March 31                    March 31
                 1997           1996         1997          1996
REVENUE
Electric           73%            74%          73%           73%
Coal mining        19             20           19            20
Oil and gas         8              6            8             7
                  ----           ----         ----          ----
                  100%           100%         100%          100%
                  ====           ====         ====          ====
                   Three Months Ended        Twelve Months Ended
                        March 31                   March 31
                  1997           1996         1997          1996
NET INCOME
Electric           64%            64%          61%           59%
Coal mining        29             34           31            36
Oil and gas         8              2            9             5
Other              (1)             -           (1)            -
                  ----           ----         ----          ----
                  100%           100%         100%          100%
                  ====           ====         ====          ====

   Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

                 Three Months Ended        Twelve Months Ended
                      March 31                    March 31
                1997           1996         1997          1996
                                (in thousands)
CAPITAL EXPENDITURES
(includes AFDC)
Electric      $ 1,490         $ 1,061      $13,251      $ 28,541
Coal mining       205             143        1,988         1,584
Oil and gas     1,126           1,272        9,439         6,168
Other              31               3           78            17
              -------         -------      -------      --------
              $ 2,852         $ 2,479      $24,756      $ 36,310
              =======         =======      =======      ========
DEPRECIATION,
DEPLETION, AND
AMORTIZATION
Electric       $3,821         $3,705       $16,220      $13,004
Coal mining       761            663         3,079        3,362
Oil and gas       997          1,038         3,668        3,976
               ------         ------       -------      -------
               $5,579         $5,406       $22,967      $20,342
               ======         ======       =======      =======

ELECTRIC OPERATIONS

   Electric revenues increased 6 percent and 7 percent for the three and twelve months ended March 31, 1997. The increase in electric revenues was primarily due to a 14 percent and 6 percent increase, respectively, in firm kilowatthour sales directly related to serving the Montana-Dakota Utilities, Sheridan, Wyoming, load which commenced January 1, 1997, offset by
mild  weather conditions.   Degree  days, which is a measure of
weather trends were 1 percent below normal for the first quarter of 1997 and 13 percent below last year.

   Electric expenses increased 6 percent for the three month period ending March 31, 1997, and remained relatively flat for the twelve month period. The increase for the three month period was primarily due to a 14 percent increase in purchased power costs related to serving the Montana-Dakota Utilities' Sheridan, Wyoming load.

   The electric earnings increase for the twelve month period was a result of the addition of the Sheridan, Wyoming, load and the
earnings  associated  with Neil Simpson  Unit  #2.   This  earnings

increase was offset by a 25 percent increase in depreciation expense directly related to the depreciation on Neil Simpson Unit #2 and the accelerated depreciation on the Kirk Plant. The Kirk Plant was placed in cold reserve in August 1995 and was fully depreciated in the fourth quarter of 1996.

MINING OPERATIONS

   Coal mining earnings decreased $251,000 for the first quarter and $344,000 for the twelve month period reflecting a decrease in non-operating income. A $500,000 gain from the sale and retirement of property was recognized in the first quarter of 1996.
Coal mining revenues increased slightly for both periods related to a slight increase in tons of coal sold.

OIL AND GAS PRODUCTION OPERATIONS

   Oil and gas earnings increased $530,000 the first quarter and $1,435,000 for the twelve month period as a result of increased commodity prices and an increase in oil and gas production while revenue increased 36 percent and 24 percent, respectively. Commodity prices increased 24 percent and 14 percent for the three month and twelve month periods ending March 31, 1997, and production increased 21 percent and 10 percent, respectively.

      Operating expenses increased 18 percent for the three month period and increased 4 percent for the twelve month period ended March 31, 1997 directly related to the increase in production.

           BLACK HILLS CORPORATION

         Part II - Other Information

Item 1. LEGAL PROCEEDINGS

       There are no legal proceedings to be reported on for the quarter ending March 31, 1997.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a.  EXHIBITS

           None

       b.  REPORTS ON FORM 8-K

           None

                              BLACK HILLS CORPORATION

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  BLACK HILLS CORPORATION


                  /S/ ROXANN R. BASHAM
                  Roxann R. Basham, Corporate Secretary/Treasurer


                  /S/ MARK T. THIES
                  Mark T. Thies, Controller
                  (Principal Accounting Officer)


Dated:  May 9, 1997