Form 10-Q
period 1997-06-30
BLACK HILLS CORP
filed 1997-08-11
CIK 12400

Securities and Exchange Commission
                     Washington, D.C.  20549

                            Form 10-Q

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997.

                     OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the transition period from ___________ to ______________.


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

       Class                          Outstanding at July 31, 1997

Common stock, $1.00 par value             14,461,464 shares

           BLACK HILLS CORPORATION

                  I N D E X


                                                        Page
                                                       NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated Balance Sheets-                     2-3
        June 30, 1997, December 31, 1996
        and June 30, 1996

       Consolidated Statements of Income-                 4
        Three, Six and Twelve Months
        Ended June 30, 1997 and 1996

       Consolidated Statements of Cash Flows-             5
        Three, Six and Twelve Months
        Ended June 30, 1997 and 1996

       Consolidated Statements of Shareholders' Equity-   6
        Three, Six and Twelve Months Ended
        June 30, 1997 and 1996

       Notes to Consolidated Financial Statements         7

Item 2. Management's Discussion and Analysis of        8-10
        Financial Position and Consolidated
        Statements of Earnings


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                11

Item 6. Exhibits and Reports on Form 8-K                 11


Signatures                                               12

                              BLACK HILLS CORPORATION

                            Consolidated Balance Sheets
                                    (unaudited)

                          June   30      December   31     June  30
                             1997           1996            1996
                                        (in thousands)
ASSETS

Current assets:
  Cash and cash equivalents     $ 14,204     $ 13,340     $  3,767
  Securities available for sale   18,211       11,458       10,598
  Receivables, net
    Customers                     11,636       12,961       11,092
    Other                          2,652        2,727        7,637
  Materials, supplies,
   and fuel                        7,834        7,861        7,508
  Prepaid expenses                   688        2,650          775
                                --------     --------     --------
                                  55,225       50,997       41,377
                                --------     --------     --------
Property and investments:
  Electric                       493,372      479,237      473,295
  Coal mining                     52,838       53,200       44,668
  Oil and gas                     49,291       45,336       42,991
  Other                            4,301        3,764        3,664
                                --------     --------     --------
                                 599,802      581,537      564,618

Less accumulated depreciation
 and depletion                  (200,189)    (181,103)    (174,836)
                                --------     --------     --------
  Net property and
   investments                   399,613      400,434      389,782
                                --------     --------     --------
Deferred charges:
  Federal income taxes             8,110        7,972        7,620
  Regulatory asset                 3,476        3,176        2,876
  Other                            4,931        4,775        4,544
                                --------     --------     --------
                                  16,517       15,923       15,040
                                --------     --------     --------
     Total                      $471,355     $467,354     $446,199
                                ========     ========     ========

                              BLACK HILLS CORPORATION

                           Consolidated Balance Sheets
                                     (unaudited)

                              June 30     December 31      June 30
                                1997          1996          1996
                                         (in thousands)

LIABILITIES AND CAPITALIZATION

Current liabilities:
   Current maturities of
    long-term debt            $  1,310     $  1,534       $  1,468
   Notes payable                    23          143          1,078
   Accounts payable              5,397        7,332          3,714
   Accrued liabilities-
     Taxes                       7,509        8,633          5,857
     Interest                    4,003        4,035          4,046
     Other                       6,986        6,438          5,687
                              --------     --------       --------
                                25,228       28,115         21,850
                              --------     --------       --------
Deferred credits:
   Federal income taxes         49,995       48,262         46,873
   Investment tax credits        4,265        4,516          4,767
   Reclamation costs            16,614       16,267          8,314
   Regulatory liability          6,485        6,692          6,998
   Other                         6,111        5,636          5,507
                              --------     --------       --------
                                83,470       81,373         72,459
                              --------     --------       --------
Capitalization:
   Common stock equity-
     Common stock               14,461       14,450         14,440
     Additional paid-in
      capital                   47,065       46,841         46,643
     Retained earnings         136,967      131,884        125,488
                              --------     --------       --------
   Total common stock equity   198,493      193,175        186,571
   Long-term debt              164,164      164,691        165,319
                              --------     --------       --------
                               362,657      357,866        351,890
                              --------     --------       --------
        Total                 $471,355     $467,354       $446,199
                              ========     ========       ========

                           BLACK HILLS CORPORATION
                      Consolidated Statements of Income
                                 (unaudited)

                   Three Months      Six Months      Twelve Months
                      June 30         June 30          June 30
                   1997     1996   1997     1996    1997     1996
                                      (in thousands)
Operating revenues:
  Electric       $ 29,347 $26,978 $61,381 $57,283 $122,815 $116,054
  Coal mining       7,703   7,418  15,828  15,486   31,657   30,620
  Oil and gas       3,209   3,387   6,929   6,118   13,366   11,487
                  ------- ------- ------- -------  -------  -------
                   40,259  37,783  84,138  78,887  167,838  158,161
                  ------- ------- ------- -------  -------  -------
Operating expenses:
  Fuel and purchased
   power            8,816   7,931  18,282  16,745   35,731   36,241
  Operations and
   maintenance      7,524   7,635  15,086  15,084   30,734   30,569
  Administrative and
   general          2,264   1,843   4,542   3,940    8,682    8,909
  Depreciation,
   depletion,
   and amortization 5,699   6,023  11,293  11,429   22,685   21,493
  Taxes, other than
   income taxes     3,062   3,155   6,334   6,313   12,480   11,932
                  ------- ------- ------- -------  -------  -------
                   27,365  26,587  55,537  53,511  110,312  109,144
                  ------- ------- ------- -------  -------  -------
Operating income:
  Electric          9,078   7,642  20,286  18,229   41,146   35,281
  Coal mining       3,103   2,994   6,533   6,299   12,468   11,954
  Oil and gas         713     560   1,782     848    3,912    1,782
                  ------- ------- ------- -------  -------  -------
                   12,894  11,196  28,601  25,376   57,526   49,017
                  ------- ------- ------- -------  -------  -------
Other income and
 (expense):
  Interest expense (3,465) (3,462) (6,946) (6,930) (13,958)(14,113)
  Investment income   459     346     829     583    1,620    1,292
  Allowance for funds
   used during
   construction        43     134     109     250      209    1,290
  Other, net          (32)    127    (215)    650      883    1,774
                  ------- ------- ------- -------  -------  -------
                   (2,995) (2,855) (6,223) (5,447) (11,246)  (9,757)
                  ------- ------- ------- -------  -------  -------
Income before income
 taxes              9,899   8,341  22,378  19,929   46,280   39,260
Income taxes       (3,137) (2,454) (7,028) (6,043) (14,565) (11,424)
                  ------- ------- ------- -------  -------  -------
  Net income
   available for
   common stock   $ 6,762 $ 5,887 $15,350 $13,886  $31,715  $27,836
                  ======= ======= ======= =======  =======  =======
Weighted average
 common shares
 outstanding       14,459  14,437  14,457  14,433   14,451   14,425
Earnings per share  $0.47   $0.41   $1.06   $0.96    $2.20    $1.93
Dividends paid
 per share of
 common stock      $0.355  $0.345  $0.710  $0.690   $1.400   $1.360

                                BLACK HILLS CORPORATION
                       Consolidated Statements of Cash Flows
                                     (unaudited)

                         Three Months      Six Months       Twelve Months
                           June 30          June 30           June 30
                         1997    1996     1997     1996     1997     1996
                                          (in thousands)
Operating activities:
  Net Income           $ 6,762 $ 5,887  $15,350  $13,886  $31,715 $27,836
  Principal non-cash items-
   Depreciation, depletion,
    and amortization     5,699   6,023   11,293   11,429   22,685  21,493
   Deferred income taxes
    and investment tax
    credits, net           247     384      829      913    1,947   2,235
   Allowance for other
    funds used during
    construction           (23)    (83)     (58)    (156)     (90)  (819)
  (Increase) decrease in
   receivables, inventories,
   and other current
   assets                1,635    (357)   3,389   (1,186)   4,202 (5,137)
  Increase (decrease) in
   other current
   liabilities          (3,240) (5,690)  (2,544)  (8,546)   4,590 (6,829)
  Other, net             1,294      91     (440)     373    1,402   2,146
                       ------- -------  -------  -------  ------- -------
                        12,374   6,255   27,819   16,713   66,451  40,925
                       ------- -------  -------  -------  ------- -------
Investment activities:
  Property additions,
   excluding allowance for
   other funds used during
   construction         (8,022) (5,041)  (9,299) (7,447) (26,240)(26,243)
  Available for sale
   securities purchased (6,579)   (233) (12,732) (9,905) (43,670)(20,799)
  Available for sale
   securities sold       3,638   3,100    5,979   6,111   36,057  20,464
                       ------- -------  ------- -------  ------- -------
                       (10,963) (2,174) (16,052)(11,241) (33,853)(26,578)
                       ------- -------  ------- -------  ------- -------
Financing activities:
  Dividends paid        (5,134) (4,982) (10,267) (9,960) (20,236)(19,623)
  Common stock issued       96     123      235     303      443     575
  Net short-term
   borrowings                -     155     (120)    460   (1,055) (2,490)
  Long-term debt issued      -      -        -        -        -  15,254
  Long-term debt
   retied                   -       -      (751)   (687)  (1,313) (8,863)
                      -------  -------  ------- -------  ------- -------
                       (5,038)  (4,704) (10,903) (9,884) (22,161)(15,147)
                      -------  -------  ------- -------  ------- -------
  Increase (decrease)
   in cash and cash
   equivalents        (3,627)   (623)      864   (4,412) 10,437    (800)
Cash and cash
 equivalents:
  Beginning of period 17,831   4,390   13,340    8,179    3,767    4,567
                     ------- -------  -------  -------  -------  -------
  End of period      $14,204 $ 3,767  $14,204  $ 3,767  $14,204  $ 3,767
                     ======= =======  =======  =======  =======  =======
Supplemental disclosure
 of cash flow information
  Cash paid during the
   period for:
   Interest          $ 2,458 $ 2,426  $ 6,961  $ 6,973  $13,991  $13,709
   Income taxes      $ 6,500 $ 6,150  $ 6,500  $ 6,750  $12,366  $10,380
   Assumption of reclamation
    liability in acquisition
    of Clovis Point
    properties       $     - $     -  $     -  $     -  $ 7,957  $     -


See accompanying notes to consolidated financial statements.

                            BLACK HILLS CORPORATION

               Consolidated Statements of Shareholders' Equity
                                 (unaudited)

                    Three Months         Six Months       Twelve Months
                       June 30            June 30            June 30
                    1997     1996      1997     1996      1997    1996
                                       (in thousands)

Common stock:
 Beginning of
   period       $ 14,457 $ 14,434  $ 14,450 $ 14,425  $ 14,440 $ 14,409
 Issuance of
   $1 par value
   shares              4        6        11       15        21       31
                -------- --------  -------- --------  -------- --------
   End of period  14,461   14,440    14,461   14,440    14,461   14,440
                -------- --------  -------- --------  -------- --------
Additional paid-in
 capital:
 Beginning of
  period          46,973   46,526    46,841   46,355    46,643   46,099
 Net proceeds over
  par value of
  stock issued        92      117       224      288       422      544
                -------- --------  -------- --------  -------- --------
   End of period  47,065   46,643    47,065   46,643    47,065   46,643
                -------- --------  -------- --------  -------- --------
Retained earnings:
 Beginning of
  period         135,339  124,583   131,884  121,562   125,488  117,275
 Net income        6,762    5,887    15,350   13,886    31,715   27,836
 Cash dividends on
  common stock    (5,134)  (4,982)  (10,267)  (9,960)  (20,236) (19,623)
                -------- --------  -------- --------  -------- --------
  End of period  136,967  125,488   136,967  125,488   136,967  125,488
                -------- --------  -------- --------  -------- --------
  Total shareholders'
   equity       $198,493 $186,571  $198,493 $186,571  $198,493 $186,571
                ======== ========  ======== ========  ======== ========
See accompanying notes to consolidated financial statements.

                          BLACK HILLS CORPORATION

                  Notes to Consolidated Financial Statements
       (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report)

(1)  MANAGEMENT'S STATEMENT

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed require certain estimates
as  of interim  dates.   The  information  furnished  in  the
accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 1997, December 31, 1996 and June 30, 1996, financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

(3) SUBSEQUENT EVENT

   On July 25, 1997, Black Hills Corporation purchased the assets of a wholesale natural gas and crude oil marketing company. The purchase agreement required fixed cash payments of $7,000,000 at the closing date and additionally allows for contingent payments up to
$1,600,000.   The  contingent payments are dependent on certain  profit
thresholds of the acquired company. The acquisition will be accounted for under the purchase method of accounting and as such, the results of operations will be included in the Company's consolidated financials from July 25, 1997 forward.

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

     The Company currently has bank lines of credit totaling $12,000,000, which provides for interim borrowings and the opportunity for timing of permanent financing. The Company had $500,000 outstanding under these lines of credit on June 30, 1997. There are no compensating balance requirements associated with these lines of credit.

   In addition to the above lines of credit, Wyodak Resources Development Corp. has guaranteed a $15,000,000 line of credit for Enserco Energy, Inc. to use to guarantee letters of credit. Enserco pays a .125% facility fee on this line of credit. At June 30, 1997, there were no balances outstanding on this line of credit.

RESULTS OF OPERATIONS

     Black Hills Corporation is an energy services company consisting of three principal businesses: electric, coal mining and oil and gas production.

     Consolidated income was $6,762,000 for the three months ended, $15,350,000 for the six months ended and $31,715,000 for the twelve months ended June 30, 1997, an increase of 15 percent, 11 percent and 14 percent, respectively. The increase in earnings was primarily due to increased sales volumes for the electric operations, resulting from the sale to Montana- Dakota Utilities, Sheridan, Wyoming load, which commenced January 1, 1997, and the inclusion of Neil Simpson Unit #2 (NS #2), an 80 MW coal-fired power plant which began commercial operation on August 1, 1995, into the Company's rate base, and increased oil and gas prices.

     Consolidated revenue and income from continuing operations provided by the three businesses as a percentage of the total were as follows:

          Three Months Ended  Six Months Ended  Twelve Months Ended
              June 30            June 30             June 30
            1997    1996       1997    1996        1997    1996

REVENUE

Electric     73%     71%        73%     73%         73%     74%
Coal mining  19      20         19      20          19      19
Oil and gas   8       9          8       7           8       7
            ---     ---        ---     ---         ---     ---
            100%    100%       100%    100%        100%    100%

          Three Months Ended  Six Months Ended  Twelve Months Ended
                June 30            June 30             June 30
            1997    1996       1997    1996        1997    1996
NET INCOME

Electric     62%     56%        63%     60%         62%     60%
Coal mining  33      38         31      36          30      35
Oil and gas   7       7          8       4           9       5
Other        (2)     (1)        (2)      -          (1)      -
            ---     ---        ---     ---         ---     ---
            100%    100%       100%    100%        100%    100%

   Capital expenditures and depreciation, depletion, and amortization by industry segment were as follows:

          Three Months Ended  Six Months Ended  Twelve Months Ended
               June 30            June 30             June 30
             1997    1996       1997     1996       1997     1996
                               (in thousands)
CAPITAL EXPENDITURES
(includes AFDC)
Electric    $4,666   $3,738    $4,711   $4,800   $12,734   $19,030
Coal mining  1,335       53     1,445      196     3,367     1,558
Oil and gas  1,981    1,327     3,107    2,599    10,093     6,468
Other           63        6        94        8       136         7
            ------   ------    ------    -----    ------   -------
            $8,045   $5,124    $9,357   $7,603   $26,330   $27,063


DEPRECIATION,
DEPLETION, AND
AMORTIZATION

Electric    $3,821   $4,099    $7,642   $7,803   $15,942   $14,442
Coal mining    787      647     1,549    1,310     3,220     2,947
Oil and gas  1,091    1,277     2,102    2,316     3,523     4,104
            ------   ------    ------   ------   -------   -------
            $5,699   $6,023   $11,293  $11,429   $22,685   $21,493



ELECTRIC OPERATIONS

     Electric revenue increased 28 percent, 16 percent and 17 percent for the three, six and twelve months ended June 30, 1997 primarily due to strong growth in sales. Firm kilowatthour sales increased 14 percent for the three and six month periods and increased 9 percent for the twelve month period directly related to serving the Montana-Dakota Utilities, Sheridan, Wyoming Load.

   Electric expenses remained relatively flat for the three and six months ended June 30, 1997. Fuel and purchased power expense increased 11 percent for the second quarter, 9 percent for the year to date, and decreased slightly for the twelve month period. The increase in fuel and purchased power expense for the three and six month periods was directly related to the increase in kilowatthour sales.

   Non-operating income increased $191,000 and $211,000 for the three and six month periods due to an increase in interest income from marketable securities and decreased $453,000 for the twelve month period due to a decrease in allowance for funds used during construction (AFUDC). The decrease in AFUDC was a reflection of the completion of construction on NS #2 and was offset by the increase in electric revenues.

MINING OPERATIONS

   Mining revenue increased 4 percent, 2 percent and 3 percent for the three, six and twelve month periods ending June 30, 1997, directly related to an increase in tons of coal sold of 3 percent, 2 percent and 7 percent, respectively. Mining expenses increased 4 percent, 3 percent and 1 percent for the three, six and twelve months ended June 30, 1997. The increase in expense is related to the increase in tons of coal sold.

OIL AND GAS PRODUCTION OPERATIONS

   Oil and gas earnings increased $86,000 for the second quarter and $617,000 and $1,406,000 for the six month and twelve month periods ending June 30, 1997. The earnings increase is due to an increase in barrels of oil equivalents sold and an increase in gas prices.

   Operating expenses decreased 12 percent for the second quarter due to a decrease in production expense. Operating expenses increased 2 percent and 7 percent for the six month and twelve month periods compared to the same periods last year.

   Depletion expense decreased 17 percent, 11 percent and 14 percent for the three, six and twelve month periods directly due to the increase in gas prices and reserve values.

   Nonoperating income decreased $190,000, $679,000 and $556,000 for the three, six and twelve month periods ending June 30, 1997 as a result of a $500,000 gain recorded from the sale and retirement of property in the first quarter of 1996 offset by increases in interest income on marketable securities.

                           BLACK HILLS CORPORATION

                         Part II - Other Information


Item 1.     LEGAL PROCEEDINGS

       There are no legal proceedings to be reported on for the quarter ending June 30, 1997.




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. EXHIBITS

          None

       b. REPORTS ON FORM 8-K

          The Registrant filed a Form 8-K on July 25, 1997, reporting the purchase of the assets of Jomax Partners, L.P., as successor to and survivor of Wickford Energy Marketing, L.C., and Wickford Energy Marketing Canada Company.

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


                    BLACK HILLS CORPORATION


                    /S/ DALE E. CLEMENT
                    Dale E. Clement, Senior Vice President-Finance


                    /S/ MARK T. THIES
                    Mark T. Thies, Controller
                    (Principal Accounting Officer)


Dated:    August 8, 1997