Form 10-Q
period 1997-09-30
BLACK HILLS CORP
filed 1997-11-14
CIK 12400

Securities and Exchange Commission
              Washington, D.C.  20549

                     Form 10-Q

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1997.

                        OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

   For the transition period from ___________ to _____________.


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

          Class                 Outstanding at October 31, 1997

   Common stock, $1.00 par value    14,466,113 shares

              BLACK HILLS CORPORATION

                     I N D E X


                                                            Page
                                                           Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

       Consolidated Balance Sheets-                         2-3
        September 30, 1997, December 31, 1996
        and September 30, 1996

       Consolidated Statements of Income-                     4
        Three, Nine and Twelve Months
        Ended September 30, 1997 and 1996

       Consolidated Statements of Cash Flows-                 5
        Three, Nine and Twelve Months
        Ended September 30, 1997 and 1996

       Consolidated Statements of Shareholders' Equity-       6
        Three, Nine and Twelve Months Ended
        September 30, 1997 and 1996

       Notes to Consolidated Financial Statements           7-8

Item 2. Management's Discussion and Analysis of            9-11
        Financial Position and Results of Operations



PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                    12

Item 6. Exhibits and Reports on Form 8-K                     12


Signatures                                                   13

              BLACK HILLS CORPORATION

            Consolidated Balance Sheets
                               Unaudited                  Unaudited
                              September 30  December 31  September 30
                                  1997         1996          1996
                                           (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents     $ 11,200     $ 13,340      $  7,529
  Securities available for sale   14,579       11,458        10,685
  Receivables, net
    Customers                     43,696       12,961        12,177
    Other                          3,471        2,727         8,346
  Materials, supplies,
   and fuel                        8,219        7,861         7,489
  Prepaid expenses                 1,125        2,650         2,422
                                  82,290       50,997        48,648

Property and investments:
  Electric                       485,787      479,237       477,040
  Coal mining                     52,843       53,200        49,763
  Oil and gas                     50,943       45,336        43,861
  Other                            4,988        3,764         3,273
                                 594,561      581,537       573,937

Less accumulated depreciation
 and depletion                  (193,764)    (181,103)     (180,713)

  Net property and
   investments                   400,797      400,434       393,224

Other assets:
  Federal income taxes             8,268        7,972         7,803
  Regulatory asset                 3,626        3,176         3,026
  Other                           12,645        4,775         8,632
                                  24,539       15,923        19,461

     Total                      $507,626     $467,354      $461,333



         See accompanying notes to consolidated financial statements.

                           BLACK HILLS CORPORATION

                          Consolidated Balance Sheets

                           Unaudited                      Unaudited
                           September 30   December 31    September 30
                              1997           1996             1996
                                        (in thousands)

LIABILITIES AND CAPITALIZATION
Current liabilities:
   Current maturities of
    long-term debt         $  1,331         $  1,534        $  1,534
   Notes payable              1,528              143           1,348
   Accounts payable          36,048            7,332           6,090
   Accrued liabilities-
     Taxes                    8,837            8,633           6,823
     Interest                 2,996            4,035           3,011
     Other                    7,103            6,438           7,117
                             57,843           28,115          25,923

Deferred credits:
   Federal income taxes      50,792           48,262          47,207
   Investment tax credits     4,139            4,516           4,641
   Reclamation costs         16,793           16,267          16,293
   Regulatory liability       6,277            6,692           6,944
   Other                      6,327            5,636           5,667
                             84,328           81,373          80,752

Capitalization:
   Common stock equity-
     Common stock            14,466           14,450          14,446
     Additional paid-in
      capital                47,158           46,841          46,763
     Retained earnings      140,471          131,884         128,746
   Total common stock
    equity                  202,095          193,175         189,955
   Long-term debt           163,360          164,691         164,703
                            365,455          357,866         354,658

        Total              $507,626         $467,354        $461,333




         See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)
                    Three Months       Nine Months     Twelve Months
                    September 30      September 30     September 30
                    1997    1996      1997     1996    1997     1996
                                      (in thousands)
Operating revenues:
  Electric       $33,358  $31,073   $94,738  $88,357 $125,099 $17,532
  Coal mining      8,178    8,262    24,005   23,749   31,572  32,128
  Oil and gas      3,029    3,230     9,958    9,348   13,165  12,007
  Energy
    marketing     53,617        -    53,617        -   53,617       -
                  98,182   42,565   182,318  121,454  223,453 161,667
Operating expenses:
  Fuel and purchased
   power          62,557    9,034    80,840   25,780   89,254  35,090
  Operations and
   maintenance     8,511    7,190    23,596   22,276   31,847   1,086
  Administrative and
   general         2,936    2,301     7,478    6,239    9,523   8,776
  Depreciation,
   depletion, and
   amortization    5,439    5,928    16,731   17,357   22,196  21,817
  Taxes, other than
   income taxes    3,097    3,193     9,430    9,506   12,383  12,575
                  82,540   27,646   138,075   81,158  165,203 109,344
Operating income (loss):
  Electric        12,141   10,828    32,427   29,057   42,460  37,129
  Coal mining      3,198    3,304     9,731    9,604   12,362  12,591
  Oil and gas        494      787     2,276    1,635    3,619   2,603
  Energy marketing
   and other        (191)       -      (191)       -     (191)      -
                  15,642   14,919    44,243   40,296   58,250  52,323
Other income and
 (expense):
  Interest
   expense        (3,559)  (3,489)  (10,516) (10,419) (14,032) (14,078)
  Investment income  585      400     1,412      982    1,805    1,398
  Allowance for funds
   used during
   construction       44      111       152      360      141      387
  Other, net        (197)     122      (409)     771      553    1,151
                  (3,127)  (2,856)   (9,361)  (8,306) (11,533) (11,142)
Income before income
 taxes            12,515   12,063    34,882   31,990   46,717   41,181
Income taxes      (3,871)  (3,820)  (10,898)  (9,861) (14,600) (12,035)
  Net income available
   for common
   stock         $ 8,644  $ 8,243   $23,984  $22,129  $32,117  $29,146

Weighted average
 common shares
 outstanding      14,464   14,443    14,459   14,437   14,457   14,433
Earnings per
 share             $0.60    $0.57      1.66    $1.53    $2.22    $2.02
Dividends paid
 per share of
 common stock     $0.355   $0.345    $1.065   $1.035   $1.410   $1.370

         See accompanying notes to consolidated financial statements.

                            BLACK HILLS CORPORATION
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                           Three Months    Nine Months     Twelve Months
                           September 30    September 30    September 30
                           1997   1996     1997   1996     1997   1996
                                         (in thousands)
Operating activities:
  Net Income            $ 8,644 $ 8,243  $23,984 $22,129 $32,117 $29,146
  Principal non-cash items-
   Depreciation, depletion,
    and amortization      5,439   5,928   16,731  17,357  22,196  21,817
   Deferred income taxes
    and investment tax
    credits, net             37     208      865   1,122   1,775   1,473
   Allowance for other funds
    used during construction(21)    (70)     (80)   (227)    (41)   (247)
   Increase in receivables,
    inventories, and
    other current assets(33,701) (3,422) (30,312) (4,608)(26,077) (5,850)
   Increase (decrease)
    in other current
    liabilities          31,089   3,737   28,546  (4,809) 31,943    (993)
   Other, net              (668)  1,656   (1,267)  2,028    (833)  4,553
                         10,819  16,280   38,467  32,992  61,080  49,899
Investing activities:
  Property additions,
   excluding allowance
   for other funds used
   during construction   (6,325) (7,292) (15,463)(14,738)(25,362)(24,021)
  Energy marketing asset
   acquisition           (6,810)      -   (6,810)      -  (6,810)      -
  Available for sale
   securities purchased  (8,132) (3,285) (20,864)(13,191)(48,517)(22,079)
  Available for sale
   securities sold       11,764   3,198   17,743   9,310  44,623  16,090
                         (9,503) (7,379) (25,394)(18,619)(36,066)(30,010)
Financing activities:
  Dividends paid         (5,140) (4,985) (15,397)(14,945)(20,392)(19,777)
  Common stock issued        98     126      333     429     415     561
  Net short-term
   borrowings             1,505     270    1,385     730     180  (3,055)
  Long-term debt issued       -       -        -       -       -       -
  Long-term debt retired   (783)   (550)  (1,534) (1,237) (1,546) (1,763)
                         (4,320) (5,139) (15,213)(15,023)(21,343)(24,034)
  Increase (decrease)
   in cash and cash
   equivalents           (3,004)  3,762   (2,140)   (650)  3,671  (4,145)
Cash and cash equivalents:
  Beginning of period    14,204   3,767   13,340   8,179   7,529  11,674
  End of period         $11,200 $ 7,529  $11,200 $ 7,529 $11,200 $ 7,529
Supplemental disclosure
 of cash flow information
  Cash paid during the
   period for:
   Interest             $ 4,566 $ 4,524   $11,555 $11,495 $14,047 $14,026
   Income taxes         $ 2,140 $ 2,666   $ 8,640 $ 9,416 $11,840 $11,496
  Assumption of Clovis
   Point reclamation
   liability            $     - $     -   $     - $     - $ 7,957 $     -

         See accompanying notes to consolidated financial statements.

                            BLACK HILLS CORPORATION

              Consolidated Statements of Shareholders' Equity
                               (unaudited)
                      Three Months      Nine Months       Twelve Months
                      September 30      September 30      September 30
                      1997     1996     1997     1996     1997     1996
                                         (in thousands)
Common stock:
 Beginning of period$14,461  $14,440  $14,450  $14,425  $14,446  $14,417
  Issuance of $1 par
   value shares           5        6       16       21       20       29
 End of period       14,466   14,446   14,466   14,446   14,466   14,446

Additional paid-in
 capital:
 Beginning of period 47,065   46,643   46,841   46,355   46,763   46,231
  Net proceeds over
   par value of
   stock issued          93      120      317      408      395      532
 End of period       47,158   46,763   47,158   46,763   47,158   46,763

Retained earnings:
 Beginning of period136,967  125,488  131,884  121,562  128,746  119,377
  Net income          8,644    8,243   23,984   22,129   32,117   29,146
  Cash dividends on
   common stock      (5,140)  (4,985) (15,397) (14,945) (20,392) (19,777)
 End of period      140,471  128,746  140,471  128,746  140,471  128,746

  Total shareholders'
   equity          $202,095 $189,955 $202,095 $189,955 $202,095 $189,955

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

     Accounting methods historically  employed  require certain
estimates as of interim  dates.   The  information  furnished  in
the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 1997, December 31, 1996 and September 30, 1996, financial information and are of a normal
recurring nature.   The  results of operations  for  the  three  and
nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

(2) NEW ACCOUNTING STANDARD

   During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128) which requires the disclosure of basic earnings per share and diluted earnings per share. The Company must adopt SFAS 128 in the fourth quarter of 1997 and anticipates it will not have a material impact on the results of operations of the Company.

(3) ENERGY MARKETING ASSET ACQUISITION

   On July 25, 1997, Black Hills Corporation purchased the assets of Wickford Energy, a wholesale natural gas and crude oil marketing company. The purchase agreement required fixed cash payments of $7,000,000, subject to certain closing adjustments, at the closing date and additionally allows for contingent payments up to
$1,600,000.   The contingent payments are dependent on certain profit
thresholds of the acquired company. The acquisition will be accounted for under the purchase method of accounting and as such, the results of operations are included in the Company's consolidated financials from July 25, 1997. Natural gas and crude oil marketing operations are high-volume, low margin operations.


(4) RENEGOTIATED POWER SALES AGREEMENT

   The Company has entered into a Restated and Amended Power Sales Agreement ("The Amended Agreement") with PacifiCorp. This agreement restates and amends the Purchased Power Agreement ("The Agreement") that was entered into with PacifiCorp on December 31, 1983, which obligated the Company to purchase 75 megawatts of power from PacifiCorp based upon the costs of PacifiCorp's Colstrip Power Plants. The Agreement was for a term of 40 years. The Amended Agreement provides (i) that 25 megawatts of the contract capacity amount and the charges therefor will be deleted, 5 megawatts each year commencing in the year 2000, (ii) the Company shall pay no levelized annual charges for Colstrip Plants' additions and replacement which are completed after January 1, 1997, (iii) that commencing January 1, 1997, all fixed cost components of the Variable Costs to be paid by the Company shall be based on an assumption that the Colstrip Plants operated at an 80 percent load factor, (iv) changes to the fixed cost formula using PacifiCorp's initial investment in the Colstrip Power Plants and the Federal Energy Regulatory Commission (FERC) approved capital structure, and
(v) unbundles the transmission charge to PacifiCorp's FERC filed rates. The Amended Agreement is subject to FERC approval. Future cost reductions or increases related to these amendments will depend on PacifiCorp's future capital structure and cost of capital and the cost of replacement power starting in the year 2000.

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

     The Company currently has bank lines of credit totaling
$12,000,000, which provides for interim borrowings and the
opportunity for timing of permanent financing. The Company had $1,505,000 outstanding under these lines of credit on September
30,  1997.   There  are  no  compensating  balance  requirements
associated with these lines of credit.

   In addition to the above lines of credit, Wyodak Resources
Development Corp. has guaranteed a $15,000,000 line of credit for
Enserco Energy, Inc.  to use to guarantee  letters  of  credit.   At
September 30, 1997, there were no balances outstanding on this line of credit.

   In addition to the above lines of credit, Wickford Energy Marketing, Inc. has an uncommitted demand credit facility for up to $65 million. This facility allows $50 million for a transactional line of credit and $15 million overdraft line of credit. This facility is used to support the issuance of letters of credit. At September 30, 1997, Wickford has approximately $26 million of outstanding letters of credit.

RESULTS OF OPERATIONS

     Black Hills Corporation is an energy company consisting of four principal businesses: electric, coal mining, oil and gas production, and crude oil and natural gas marketing.

      Consolidated net income was $8,644,000 for the three months ended, $23,984,000 for the nine months ended and $32,117,000 for the twelve months ended September 30, 1997, an increase of 5 percent, 8 percent and 10 percent, respectively. The increase in earnings was primarily due to increased sales volumes for the electric operations, resulting from the sale to Montana-Dakota Utilities, Sheridan, Wyoming load, which commenced January 1, 1997, and increased oil and natural gas prices. Consolidated
revenues  and  fuel   and purchased power increased  in the three,
nine and twelve months ended primarily due to oil and natural gas purchases and sales from the energy marketing acquisition.

   Consolidated  revenue  and income from continuing operations provided by the four businesses as a percentage of the total were as follows:
              Three Months Ended   Nine Months Ended  Twelve Months Ended
                 September 30       September 30        September 30
                  1997    1996       1997    1996        1997    1996
REVENUE
Electric          34%     73%        52%     73%         56%     73%
Coal mining        8      19         13      20          14      20
Oil and gas        3       8          6       7           6       7
Energy marketing  55       -         29       -          24       -

                  100%    100%       100%    100%        100%    100%


              Three Months Ended   Nine Months Ended  Twelve Months Ended
                  September 30       September 30        September 30
                  1997    1996       1997    1996        1997    1996

NET INCOME
Electric           71%     64%        66%     62%         64%     61%
Coal mining        27      30         29      33          30      34
Oil and gas         4       6          7       5           8       6
Energy marketing
  and other        (2)      -         (2)      -          (2)     (1)

                  100%    100%       100%    100%        100%    100%

   Capital  expenditures  and  depreciation,  depletion,  and amortization  by industry segment were as follows:
               Three Months Ended  Nine Months Ended  Twelve Months Ended
                   September 30       September 30        September 30
                   1997    1996       1997     1996       1997     1996
                                       (in thousands)
CAPITAL EXPENDITURES
(includes AFDC)
Electric        $ 3,168  $ 3,866    $ 7,879  $ 8,665    $12,036  $14,420
Coal mining         100    1,208      1,545    1,404      2,298    2,593
Oil and gas       2,887    2,236      5,993    4,836     10,743    7,195
Energy marketing  6,810        -      6,810        -      6,810        -
Other               191       52        126       60        326       60

                $13,156  $ 7,362    $22,353  $14,965    $32,213  $24,268


DEPRECIATION,
DEPLETION, AND
AMORTIZATION

Electric         $3,321  $ 4,092    $10,963  $11,896    $15,171   $15,285
Coal mining         878      664      2,427    1,974      3,434     2,738
Oil and gas       1,142    1,172      3,243    3,487      3,493     3,794
Energy marketing     98        -         98        -         98         -
                 $5,439  $ 5,928    $16,731  $17,357    $22,196  $ 21,817


ELECTRIC OPERATIONS

     Electric revenue increased 7 percent for the three, nine and twelve month periods ending September 30, 1997, primarily due to strong growth in sales. Firm kilowatthour sales increased 11 percent
for the three  month   period  and increased  14  percent for the
nine and twelve month periods. This increase is directly related to serving the Montana-Dakota Utilities, Sheridan, Wyoming Load.

   Electric expenses remained relatively flat for the three, nine and twelve months ended September 30, 1997. Fuel and purchased power expense increased 7 percent year to date and 3 percent for the quarter and twelve month period. The increase in fuel and purchased power expense was directly related to the increase in kilowatt-hour sales.



MINING OPERATIONS

   Mining revenues decreased slightly for the three and twelve month periods ending September 30, 1997. Earnings decreased $398,000 for the nine month period as a result of a $500,000 gain from the sale and retirement of property recognized in the first quarter of 1996. Tons of coal sold were relatively flat compared to the prior year.

OIL AND GAS PRODUCTION OPERATIONS

   Oil and gas earnings decreased $158,000 for the third quarter and increased $459,000 and $778,000 for the nine and twelve month periods. The decrease in oil and gas earnings for the third quarter reflects a decrease in oil prices compared to the prior year. The increase in earnings for the nine and twelve month periods reflects a 14 percent, and 24 percent increase in gas prices, respectively.

ENERGY MARKETING OPERATIONS

   Energy marketing revenues and related fuel and purchased power expenses represents the crude oil and natural gas purchases and sales of Wickford Energy Marketing, Inc. which was acquired on July 25, 1997. Crude oil and natural gas wholesale marketing operations are high-volume, low margin operations.

              BLACK HILLS CORPORATION

            Part II - Other Information


Item 1. LEGAL PROCEEDINGS

         There are no legal proceedings to be reported on for the
         quarter ending September 30, 1997.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  EXHIBITS

         None

     b.  REPORTS ON FORM 8-K

         The Registrant filed a Form 8-K on July 25, 1997, reporting the purchase of the assets of Jomax Partners, L.P., as successor to and survivor of Wickford Energy Marketing, L.C., and Wickford Energy Marketing Canada Company.

         The Registrant filed a Form 8-K on October 10, 1997, reporting the restatement and amendment to its Purchased Power
Agreement with PacifiCorp.

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

Dated:    November 13, 1997