Form 10-K405
period 1997-12-31
BLACK HILLS CORP
filed 1998-03-11
CIK 12400

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549
                                     FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
X     ACT OF 1934

      For the fiscal year ended December 31, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to __________________

      Commission File Number 1-7978

                             BLACK HILLS CORPORATION

      Incorporated in South Dakota         IRS Identification Number 46-0111677

                               625 Ninth Street
                        Rapid City, South Dakota  57701

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

                            YES     X     NO______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                      X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                       At February 27, 1998 $471,999,190

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            CLASS                             OUTSTANDING AT FEBRUARY 27, 1998

      Common stock, $1.00 par value                   14,475,971 shares

DOCUMENTS INCORPORATED BY REFERENCE

1. Definitive Proxy Statement of the Registrant filed pursuant to Regulation 14A for the 1998 Annual Meeting of Stockholders to be held on May 19, 1998, is incorporated by reference in Part III.


                               TABLE OF CONTENTS
                                                                           Page

ITEM 1.  BUSINESS...........................................................4
             GENERAL........................................................4
             ELECTRIC POWER SUPPLY..........................................4
             ELECTRIC SERVICE TERRITORY AND SALES...........................6
             COMPETITION IN THE ELECTRIC UTILITY BUSINESS...................7
             COAL SALES.....................................................7
             OIL AND GAS OPERATIONS.........................................8
             ENERGY MARKETING OPERATIONS....................................9
             ENVIRONMENTAL REGULATION.......................................9
             EMPLOYEES.....................................................12

ITEM 2.  PROPERTIES........................................................12
             UTILITY PROPERTIES............................................12
             MINING PROPERTIES.............................................13
             OIL AND GAS PROPERTIES........................................13

ITEM 3.  LEGAL PROCEEDINGS.................................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................15

ITEM 6.  SELECTED FINANCIAL DATA...........................................16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................16
             LIQUIDITY AND CAPITAL RESOURCES...............................16
             RATE REGULATION...............................................19
             COMPETITION IN ELECTRIC UTILITY BUSINESS......................20
             RESULTS OF OPERATIONS.........................................23
             BUSINESS OUTLOOK STATEMENTS...................................29

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE............................51

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................51

ITEM 11. EXECUTIVE COMPENSATION............................................52

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....52

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................52

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...52

         SIGNATURES........................................................55

                                  DEFINITIONS

When the following terms are used in the text they will have the meanings indicated.

TERM                          MEANING

Black Hills Power.............Black Hills Power and Light Company, the assumed business name ofthe company under which its electric operations are conducted

Basin Electric................Basin Electric Power Cooperative, Inc., a rural electric cooperative engaged in generating and transmitting electric power to its member RECs

Black Hills Capital Group.....Black Hills Capital Group, Inc., a wholly owned subsidiary of Wyodak Resources

Clovis Point Mine.............Clovis Point Mine refers to coal properties belonging to Kerr-McGee Coal Corporation consisting of a federal coal lease, a state coal lease and real property interests including coal processing and rail loading facilities, all of which Wyodak Resources has acquired

Company.......................Black Hills Corporation

DEQ...........................Department of Environmental Quality of the
                              State of Wyoming

FERC..........................Federal Energy Regulatory Commission

MDU...........................Montana-Dakota Utilities Co., a division of MDU
                              Resources Group, Inc.

NS #1.........................Neil Simpson Unit #1, a 20 megawatt coal-fired electric generating plant owned by the Company and located adjacent to the Wyodak Plant and Neil Simpson Unit #2

NS #2.........................Neil Simpson Unit #2, an 80 megawatt coal-fired electric generating plant owned by the Company and located adjacent to the Wyodak Plant and Neil Simpson Unit #1

Pacific Power.................PacifiCorp, which operates its electric utility operations under the assumed names of Pacific Power and Utah Power

RECs..........................Rural electric cooperatives, which are owned by their customers and which rely primarily on the United States for their financing needs

SDPUC.........................The South Dakota Public Utilities Commission

WAPA..........................Western Area Power Administration, an agency of the Department of Energy of the United States of America

WPSC..........................The Wyoming Public Service Commission

Western Production............Western Production Company, a wholly owned subsidiary of Wyodak Resources

Wyodak Resources..............Wyodak Resources Development Corp., a wholly owned subsidiary ofthe Company

Wyodak Plant..................A 330 megawatt coal-fired electric generating plant which is owned 20 percent by the Company and 80 percent by Pacific Power and located near Gillette, Wyoming

PART I

ITEM 1.   BUSINESS

                 GENERAL

Incorporated under the laws of South Dakota in 1941, the Company is an energy company primarily consisting of four principal businesses: electric, coal mining, oil and gas production, and energy marketing. The Company's mission statement is to position the Company nationally to build value for shareholders, offer competitive prices for customers and create opportunities for employees through quality energy products and services. The Company operates its public utility electric operations under the assumed name of Black Hills Power and Light Company, its coal mining operations through its subsidiary Wyodak Resources, its oil and gas exploration and production operations through Western Production, and its energy marketing operations through Black Hills Capital Group.

Black Hills Power is engaged in the generation, purchase, transmission, distribution and sale of electric power and energy to approximately 56,300 customers in 11 counties in western South Dakota, northeastern Wyoming and southeastern Montana, an area with a population estimated at 165,000. The largest community served is Rapid City, South Dakota, a major retail, wholesale and health care center, with a population, including environs, estimated at 75,000. Agriculture, tourism, small stakes gambling, mining, lumbering, small item manufacturing, service and support businesses and government support through Ellsworth Air Force Base are the primary influences on the economic well-being of the region.

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

Black Hills Capital Group, incorporated under the laws of South Dakota in 1997, holds the Company's investments in Black Hills Energy Resources, Inc. (formerly Wickford Energy Marketing, Inc.), VariFuel, Inc., and a 50% interest in Enserco Energy, Inc. The energy marketing companies noted above market natural gas, crude oil, electricity, and related energy services to customers in the East Coast, Midwest, Rocky Mountain and West Coast regions. In addition to the energy marketing companies, Black Hills Capital Group will be a primary vehicle for future corporate development activities.

Information as to the continuing lines of business of the Company for the calendar years 1995-1997 is as follows:

                        1997         1996         1995
                                   (in thousands)
Revenue from sales to
  unaffiliated customers:
 Electric             $126,194     $118,508     $108,563
 Coal mining            19,991       20,931       19,372
 Oil and gas            13,295       12,555       11,164
 Energy marketing      142,790            -           -

Revenue from
  inter-company sales:
 Electric           $      303    $      210   $      220
 Coal mining            11,089        10,384       10,498

For additional information relating to the Company's operations by business line see Note 11 of "Notes to Consolidated Financial Statements".


                             ELECTRIC POWER SUPPLY

GENERAL

Black Hills Power has been able to meet the needs of its customers for electric power and energy through its owned generating capacity and by contract purchases. Black Hills Power's peak load of 346 megawatts was reached in July 1997. Approximately 45 megawatts of additional load commenced January 1, 1997, when Black Hills Power began providing wholesale electricity to MDU for its Sheridan, Wyoming electric service territory. (See ITEM 1. BUSINESS-ELECTRIC SERVICE TERRITORY AND SALES - Wholesale to MDU.) Black Hills Power estimates its required reserves at 82 megawatts. Black Hills Power is not presently a member of a power pool, but in 1997 Black Hills Power signed a Letter of Intent to join a new power pool, Rocky Mountain Reserve Group. Rocky Mountain Reserve Group's formation is pending approval by FERC. Upon joining the FERC-approved power pool, Black Hills Power's reserve requirement is estimated to be 22 megawatts.

Black Hills Power owns coal-fired generating units having a summer capability rating of 214 megawatts and 77 megawatts of oil-fired diesel and natural gas combustion turbines for peaking and standby use. Black Hills purchases additional resources under three contracts with Pacific Power: the Power Sales Agreement, under which it purchases 75 megawatts of baseload power declining to 50 megawatts from 2000 to 2004; the Reserve Capacity Integration Agreement, under which 33 megawatts of additional reserve capacity are available; and the Capacity Contract, under which Black Hills Power has options to be exercised seasonally to purchase up to 60 megawatts of capacity.

PACIFIC POWER'S POWER SALES AGREEMENT

Pacific Power's Power Sales Agreement obligates Black Hills Power to purchase from Pacific Power 75 megawatts of electric power plus energy at a load factor varying from a minimum of 41 percent to a maximum of 80 percent as scheduled by Black Hills Power. In October 1997, Black Hills Power entered into a second Restated and Amended Power Sales Agreement with Pacific Power. The Amended Agreement reduces the contract capacity by 25 megawatts (5 megawatts per year beginning in 2000). The contract terminates December 31, 2023. The power and energy delivered is power from Pacific Power's system and does not depend on any one unit, but the price is generally based on Pacific Power's costs in Units 3 and 4 of the Colstrip coal-fired generating plant near Colstrip, Montana. Black Hills Power contracts for transmission service from Pacific Power under Pacific Power's FERC approved transmission rates. The Company has incurred capacity charges of $15,800 per megawatt month and an average energy charge of $12.26 per megawatt hour over the last three years of this agreement with a 55 percent load factor. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS OUTLOOK STATEMENTS.)

PACIFIC  POWER'S RESERVE CAPACITY INTEGRATION AGREEMENT

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

PACIFIC POWER'S CAPACITY CONTRACT

On September 1, 1995, Black Hills Power and Pacific Power entered into the Pacific Power Capacity Contract. Under the contract, Pacific Power granted Black Hills Power an option to be exercised for each six-month season for a period commencing October 1, 1996 and ending March 31, 2007 to purchase up to 60 megawatts of peaking capacity at established prices. Black Hills Power may schedule the energy at a rate up to 100 percent per hour at a load factor up to 15 percent per season. Other than to give preference to purchasing peaking capacity from Pacific Power, Black Hills Power is under no obligation to exercise any of the six-month seasonal options.

In addition to granting Black Hills Power options to purchase peaking capacity, the Pacific Power Capacity Contract also obligates Black Hills Power to sell to Pacific Power until December 31, 2000, all surplus energy which is defined as the difference in Black Hills' Resources (all energy from Black Hills Power's generating resources and energy entitlement under Pacific Power's Power Sales Agreement) and Black Hills' Loads (non-end user contracts of five months or longer and all retail customers as they exist from time to time). The selling prices are based upon economy energy spot price indices determined daily in the western part of the United States with a sharing between Pacific Power and Black Hills Power of prices above certain levels. Black Hills Power is not obligated to sell any energy below its marginal production cost. The contract also provides Black Hills Power an option to store energy with Pacific Power and to take that energy back for the purpose of replacing energy from a forced or scheduled outage of NS #2 or Black Hills Power's share of the Wyodak Plant.

To the extent of the excess capacity and energy available to Black Hills Power from its generating resources and the Pacific Power purchased power contracts, Black Hills Power at this time has the flexibility to serve the expected growth of its loads in its service territory and as opportunities arise in the meantime, to increase sales of its energy and capacity.


ELECTRIC SERVICE TERRITORY AND SALES

RETAIL SERVICE TERRITORY

Black Hills Power's service territory is currently protected by assigned service area and franchises that generally grant to Black Hills Power the exclusive right to sell all electric power consumed therein, subject to providing adequate service. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - COMPETITION IN ELECTRIC UTILITY BUSINESS.)

As evidenced by a 1 percent increase in customers in both 1997 and 1996, the economy in and around Black Hills Power's service territory is believed by management to be stable. Small businesses and regional plant expansions are continually being attracted to the region along with retirees who have discovered the Black Hills region with its scenery, recreational activities and medical services to be an attractive place to live. Management anticipates that the economy will continue to experience modest growth but can give no assurances as many economic factors will greatly influence any economy. Ellsworth Air Force Base, a B-1 bomber military base near Rapid City, survived
the fourth round of base closures in 1995.   In January 1998, Homestake Mining
Company (Homestake), the Company's third largest customer at 5.6 percent of electric revenues, announced a reorganization and restructuring plan at its gold mine in Lead, South Dakota. It is anticipated that the mine workforce will be reduced from 900 to approximately 400 workers. The Company believes that any load reductions at Homestake can be somewhat mitigated by additional off-system sales. Currently, the Company does not believe that this restructuring will have a material adverse effect on results of operations or financial position. Other major industries in and around Black Hills Power's service territory have been economically stable.

WHOLESALE TO CITY OF GILLETTE

Black Hills Power sells electric power and energy to the municipal electric system at Gillette, Wyoming. Service is rendered under a long-term contract, recently amended, and expiring July 1, 2012, wherein Black Hills Power sells to the City of Gillette its first 23 megawatts of capacity requirements and the
associated energy.   In 1997, as part of the contract amendment, the
transmission service component was unbundled from the power supply agreement, and transmission service will be provided at FERC approved rates. In the amended contract, the City of Gillette has agreed not to apply to FERC for any rate change to be effective prior to January 1, 2003, unless and in the event that Black Hills Power files for a rate change with FERC, which rate filing cannot be effective prior to January 1, 2002, except under extraordinary events as defined in the contract. In addition, Black Hills Power agreed to phase in price reductions for the power purchased by the City of Gillette. The most recent average annual capacity factor for this 23 megawatt demand has been approximately 89 percent. Sales to Gillette represented 9.3 percent and 10.6 percent of total firm energy sales and 6.6 percent and 7.1 percent of revenue from total electric sales in 1997 and 1996, respectively.

WHOLESALE TO MDU

Black Hills Power and MDU entered into a Power Integration Agreement, dated as of September 9, 1994, providing for the sale to MDU of up to 55 megawatts of power and associated energy to serve MDU's Sheridan, Wyoming, electric service territory for a period of 10 years which commenced January 1, 1997. The MDU Sheridan service territory has experienced a 47 megawatt winter peak and operates at a 57 percent load factor.

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

ADDITIONAL OFF-SYSTEM SALES

Black Hills Power sold 279,600 and 249,100 megawatt hours of non-firm energy in 1997 and 1996, respectively. The selling price is based on spot market prices which have generated only a small profit margin on the sales. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS OUTLOOK STATEMENTS.)

TRANSMISSION SERVICE SALES

Black Hills Power furnishes long-term transmission services under two contracts: (i) the transmission contract terminating December 31, 2020 (1986 Agreement), among Black Hills Power and Basin Electric and the other distribution cooperatives as it concerns the transmission contract (the Cooperatives) and (ii) the agreement with the City of Gillette terminating July 1, 2012 (described under Wholesale to City of Gillette above), under which Black Hills Power has agreed to deliver all of the City of Gillette's electric requirements. The rates charged under the transmission contract with the Cooperatives are fixed formula rates, and the transmission rates under the Gillette contract are established by FERC under Black Hills Power's open access transmission tariff. (See ITEM 3. LEGAL PROCEEDINGS - Transmission Rates - FERC Proceedings and ITEM 7. MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL


CONDITION AND RESULTS OF OPERATIONS -COMPETITION IN ELECTRIC UTILITY BUSINESS.)


COMPETITION IN THE ELECTRIC UTILITY BUSINESS

For information relating to competition in the electric utility business, see
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -COMPETITION IN ELECTRIC UTILITY
BUSINESS.

                                  COAL SALES

SALES TO BLACK HILLS POWER'S PLANTS

Wyodak Resources sells coal to Black Hills Power for all its requirements under an agreement that limits earnings from all coal sales to Black Hills Power (including the 20 percent share on the Wyodak Plant and all sales to Black Hills Power's other plants) to a return on Wyodak Resources' original cost, depreciated investment base. The return is 4 percent (400 basis points) above A-rated utility bonds to be applied to Wyodak Resources' coal mining investment base as determined each year. Black Hills Power made a commitment to the SDPUC, the WPSC and the City of Gillette that coal would be furnished and priced as provided by this agreement for the life of NS #2. Earnings from the intercompany sales of coal at this time represent 5.3 percent of the Company's consolidated earnings.

Sales and production statistics for the last three calendar years comparing sales to Black Hills Power to others are as follows:

                               % Revenue
                 Revenue     Derived from
                from Sale     Black HILLS     Tons of
    YEAR         OF COAL         POWER       COAL SOLD
                      (in thousands, except % revenue)

1997          $31,080             36          3,251
1996           31,315             33          3,243
1995           29,870             35          2,934


SALES TO THE WYODAK PLANT

Wyodak Resources furnishes all of the fuel supply for the Wyodak Plant in which Black Hills Power owns a 20 percent interest and Pacific Power an 80 percent interest. (See Note 6 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) The price for unprocessed coal sold to Pacific Power for its 80 percent interest in the Wyodak Plant is determined by a coal supply agreement entered into by Black Hills Power, Pacific Power and Wyodak Resources in 1978 and terminating in the year 2013. This agreement was amended and restated in 1987. Revenue from coal sales to the Wyodak Plant totaled $22,688,000 in 1997 or 73 percent of revenue for all coal sold by Wyodak Resources. The quantity of coal sold in 1997 for the Wyodak Plant was 2,155,000 tons, as compared to 2,125,000 tons sold in 1996. Barring unusual periods of maintenance, the quantity of coal for the maximum consumption capability of the Wyodak Plant for one year is approximately 2,100,000 tons and the average yearly consumption is 1,900,000 tons. The average consumption is expected to continue during the remaining 16 years of the coal agreement. However, from time to time, the plant's physical operating capabilities will affect the quantity of coal burned.

Of the 3,251,000 tons of coal sold by Wyodak Resources in 1997, 1,427,000 tons were sold to Black Hills Power, 1,725,000 tons were sold to Pacific Power and 99,000 tons were sold to others.

Wyodak Resources' revenue from sales of coal to Pacific Power and Black Hills Power as compared to its revenue from all sales to total unaffiliated customers for the last three years was as follows:

                         1997         1996         1995
                                  (in thousands)
Sales to:
Pacific Power          $19,240       $19,189      $16,777
Black Hills Power(1)    11,089        10,384       10,498
All unaffiliated
customers               19,991        20,931       19,372

(1) The first seven months of 1995 are not adjusted for the affiliate coal price adjustment.

Many factors can significantly affect sales of coal and revenue under the existing contracts. Examples include the seller's or buyer's inability to perform due to machinery breakdown, damage to equipment, governmental impositions, labor strikes, coal quality problems, transportation problems and other unexpected events.

OTHER SALES

In addition to the coal sold to the Wyodak Plant and to Black Hills Power, Wyodak Resources sold 119,000 tons of coal to the South Dakota State Cement Plant in 1996. The Cement Plant canceled this contract in October 1996. Smaller amounts of coal are sold to various businesses. All substantial long-term contracts contain adjustment clauses based upon certain costs and government indices.

The coal mining industry is highly competitive and significant new sales opportunities are limited. Wyodak Resources operates in an area with many other mining companies which have substantial unused capacity. They, like Wyodak Resources, have the permits and capability for large increases in production. Currently, Wyodak Resources' coal sales are confined to sales for consumption at or near the mine. Wyodak Resources is a relatively small coal mine in relation to others in the area and its current production costs exceed the current spot market price for coal. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-BUSINESS OUTLOOK STATEMENTS-Future Coal Sales.)

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

The Company's oil and gas production is sold at or near the wellhead, generally at prevailing posted prices. Western Production has been able to market all of its oil and gas production. Operating revenue by source for the last three years was as follows:

               Oil and Gas     Gas Plant        Field
    YEAR          SALES         REVENUE       SERVICES
                             (in thousands)
1997              $9,763          $755          $2,777
1996               9,050           875           2,630
1995               7,449           762           2,953

Western Production produced approximately 590,000 equivalent barrels of oil in 1997 comprised of 51 percent oil and 49 percent gas.


                          ENERGY MARKETING OPERATIONS

In July 1997, Black Hills Capital Group acquired the assets and hired the operational management of Jomax Partners, L.P. as successor and survivor of Wickford Energy Marketing, L.C. and Wickford Energy Marketing Canada Company. In March 1998, Wickford Energy Marketing, Inc. changed its name to Black Hills
Energy Resources, Inc.   Black Hills Energy Resources is headquartered in
Houston, Texas with a natural gas sales office in Calgary, Alberta, Canada and crude oil sales offices in Tulsa, Oklahoma and Midland, Texas. Black Hills Energy Resources is a "niche" wholesale natural gas and crude oil marketing company with expertise in Gulf Coast and Canadian Supply, targeting natural gas markets in the East Coast and Midwest and crude oil markets primarily in the Southwest.

Since its acquisition in July 1997, Black Hills Energy Resources marketed 231,000 mmbtus (million British thermal units) of natural gas per day and 12,600 barrels of oil per day. Wholesale natural gas and crude oil businesses are high volume, lower margin operations. Operating revenues for natural gas and crude oil sales totaled $94,295,000 and $46,810,000, respectively, for the five month period since acquisition. With a full year of operations in 1998, the Company expects revenues to increase substantially from 1997 levels, but does not expect Black Hills Energy Resources' contribution to total Company operations to be significant.


In 1996, Wyodak Resources established Enserco Energy, Inc., a Lakewood, Colorado-based energy marketing company. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -RESULTS OF OPERATIONS - Energy Marketing Operations.)

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

AIR QUALITY

Under the federal Clean Air Act, the federal Environmental Protection Agency ("EPA") has promulgated national air quality standards for certain air pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The Company was granted a prevention of significant deterioration ("PSD") construction permit by the DEQ for NS #2. The PSD permit set emission rate limitations on particulate, sulfur dioxide, nitrogen oxides and opacity. NS #2 is currently working with DEQ to obtain an air quality operating permit and expects to receive such permit in 1998. Black Hills Power has been in substantial compliance with its PSD permit in its operations of NS #2 since its completion in August of 1995. Black Hills Power is continuing to make final adjustments to NS #2's equipment and operating procedures and to work with the DEQ to obtain its operating permit and achieve complete compliance.

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

All existing generating units of the Company are required to obtain operating source permits under the Clean Air Act amendments. The operating permit applications for the Osage and NS #1 generating units were submitted in 1995 and received in 1997. Air quality permits for the Ben French Station were renewed in 1995 by the Department of Environment and Natural Resources of South Dakota. Black Hills Power expects to renew this permit in 1998.

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



LAND QUALITY - SOLID WASTE DISPOSAL

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


One condition that could result in substantial unexpected increases in costs of the reclamation permit relates to three depressions, the existing south depression, the Peerless depression and the North Pit depression, which have or will result from Wyodak Resources' mining. Because of the thick coal seam and relatively shallow overburden, the present plan for restoration leaves areas of the mine that will have limited reclamation potential because of their location in depressions with interior drainage only. While the DEQ has allowed these depressions in the present plan, the DEQ has reserved the right to review and evaluate future mining plans proposed by Wyodak Resources. Such plans are reviewed for the feasibility and desirability of causing Wyodak Resources to place additional overburden generated elsewhere for the purpose of reducing the depressions if the DEQ finds that the placement is necessary to prevent degradation of more areas than expected. The DEQ has allowed the depressions at the minimum acres specified and subject to maintenance of water quality at the sites. Exceedence of acreage limitations or degradation of water quality could result in material additional requirements placed upon Wyodak Resources, including the placement of additional quantities of overburden in the depressions and restoring water quality. Based on extensive reclamation studies, accruals are maintained to comply with all reclamation requirements. However, no assurances can be given that additional requirements in the future may be imposed that cause unexpected material increases in reclamation costs.

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

Cleanup costs recognized to date total approximately $434,000, of which amount $312,000 has been reimbursed from the South Dakota Petroleum Release Compensation Fund. To date, no penalties, claims or actions have been taken or threatened against the Company because of this oil spill.

PCBS

Under the federal Toxic Substances Control Act, the EPA has issued regulations that control the use and disposal of polychlorinated biphenyls (PCBs). PCBs had been widely used as insulating fluids in many electric utility transformers and capacitors manufactured before the Toxic Substances Control Act prohibited any further manufacture of such PCB equipment. Black Hills Power removes and disposes of PCB-contaminated equipment in compliance with law as it is discovered.

Several years ago, Black Hills Power began a testing program of possible PCB-contaminated transformers, and in 1997 completed testing of all transformers and capacitators which are not located in Black Hills Power's electric substations. Black Hills Power has not completed the testing of sealed potential transformers and bushings located in its electric substations as the testing of such equipment will require the destruction of the equipment. While release of PCB-contaminated fluid, if present, from such equipment is unlikely and the volume of fluid in such equipment is generally less than one gallon, any release of such fluid would be confined to Black Hills Power's substation site.

Release of PCB-contaminated fluids, especially any involving a fire or a release into a waterway, could result in substantial cleanup costs. The Company has not received any notices of non-compliance relating to PCB regulations.


ELECTROMAGNETIC FIELDS

A number of studies have examined the possibility of adverse health effects such as cancer from electromagnetic fields (EMF) which are caused by electric transmission and distribution facilities. Certain states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. None of the jurisdictions in which Black Hills Power operates has adopted formal rules or programs with respect to EMF or EMF considerations in the siting of electric facilities. Black Hills Power expects that public concerns will make it more difficult and costly to site and construct new power lines and substations in the future. It is uncertain whether Black Hills Power's operations may be adversely affected in other ways as a result of EMF concerns. Black Hills Power is designing all new transmission lines under EMF standards adopted by the State of Florida so as to minimize the EMF effect. The Company is unable to predict the future costs to the electric utility industry, including the Company, if a determination is made in the future, either based on facts or perception, that EMF causes adverse health effects.

The Company makes ongoing efforts to comply with new as well as existing environmental laws and regulations to which it is subject. It is unable to estimate the ultimate effect of existing and future environmental requirements upon its operations.

                                   EMPLOYEES

At December 31, 1997, the number of employees of the Company (including Black Hills Power), Wyodak Resources, Western Production and Black Hills Capital Group were 324, 53, 35, and 34, respectively, for a total of 446 employees.

Approximately 44 percent of the employees of Black Hills Power are covered by union contracts with the International Brotherhood of Electrical Workers. In the Company's opinion employee relations are satisfactory.

ITEM 2.   PROPERTIES

                              UTILITY PROPERTIES

The following table provides information on the generating plants of Black Hills Power. During 1997, 99 percent of the fuel used in electric generation, measured in Btus (British thermal units), was coal.

GENERATING UNITS

                                                 Name Plate
                               Year of             Rating       Principal
                             Installation        (Kilowatts)       Fuel
Osage Plant -
  Osage, Wyoming               1948-1952             34,500         Coal
Ben French Station -
  Rapid City, South Dakota       1960                25,000         Coal
                                 1965                10,000         Oil
                               1977-1979(a)         100,000     Oil or gas
Neil Simpson Station -
  Gillette,Wyoming               1969                21,760         Coal
                                 1995(b)             88,900         Coal
Wyodak Plant -
  Gillette, Wyoming              1978(c)             72,400         Coal
Total                                               352,560

(a) These combustion turbines are those referenced by ITEM 1. BUSINESS - ELECTRIC POWER SUPPLY - Pacific Power's Reserve Capacity Integration Agreement.

(b) NS #2 was placed into commercial operation in August 1995. The plant's total production may, at times, exceed its name plate rating by 11 MWs.

(c) Black Hills Power's 20 percent interest. See Note 6 of "Notes to Consolidated Financial Statements". Black Hills Power owns transmission lines and distribution systems in and adjoining the communities served consisting of 447 miles of 230 kV, 530 miles of 69 kV, 8 miles of 47 kV and numerous distribution lines of less voltage. Black Hills Power owns a service center in Rapid City, several district office buildings at various locations within its service area and an eight-story home office building at Rapid City, South Dakota, housing its home office on four floors, with the balance of the building rented to others.

                               MINING PROPERTIES

Wyodak Resources is engaged in mining and processing sub-bituminous coal near Gillette in Campbell County, Wyoming, and owns or has user rights in the necessary mining, processing and delivery equipment to fulfill its sales contracts. The coal averages 8,000 Btus per pound. Mining rights to the coal are based upon four federal leases and one state lease. The estimated recoverable coal from the leases as of December 31, 1997 is 284,175,000 tons, of which 24,132,000 tons are committed to be sold to the Wyodak Plant and approximately 26,130,000 tons to Black Hills Power's other plants.

Each federal lease grants Wyodak Resources the right to mine all of the coal in the land described therein, but the government has the right at the end of 20 years from the date of the lease to readjust royalty payments and other terms and conditions. All of the federal leases provide for a royalty of 12.5 percent of the selling price of the coal. The state lease provides for a royalty to be determined every five years. Currently, the royalty on the state lease, to be reviewed in 1998, is 7% of the selling price of the coal. Each federal lease and state lease requires diligent development to produce at least one percent of all recoverable reserves within either 10 years from the respective dates of the 1983 leases or 10 years from the date of adjustment of the other leases. Each lease further requires a continuing obligation to mine, thereafter, at an average annual rate of at least one percent of the recoverable reserves. All of the federal leases and the state lease constitute one logical mining unit which is treated as one lease for the purpose of determining diligent development and continuing operation requirements. All coal is to be mined within 40 years from December 31, 1991, the date of the logical mining unit. Even if federal and state coal leases are not mined out in 40 years, the federal coal is likely to be available for further lease after the 40 years. Wyodak Resources' current coal agreements require production which should be sufficient to satisfy the diligent development and continual operation requirements of present law. Wyodak Resources will require additional coal sales in order to mine all of its state and federal coal within the 40 year requirement.

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

In September 1996, Wyodak Resources entered into an agreement to purchase the Clovis Point Mine properties from Kerr McGee Coal Corporation. Acquisition of the property increased Wyodak Resources' 1996 recoverable reserves to approximately 288 million tons and includes a train loadout facility, maintenance and processing facilities and a developed open pit. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - Acquisition of Clovis Point Mine Properties.)

                            OIL AND GAS PROPERTIES

Western Production operates 310 wells as of December 31, 1997. The majority of these wells are in the Finn Shurley Field, located in Weston and Niobrara Counties, Wyoming. Western Production does not operate, but owns a working interest in 174 producing properties located in the western and southern United States. Western Production also owns a 44.7 percent non-operating interest in a natural gas processing plant also located at the Finn Shurley Field.

Western Production participated in the drilling of 37 exploratory and development wells in 1997. Western Production's average working interest in such wells was 19 percent, or 7 net wells. A development well is a well drilled within the presently proved productive area of an oil and gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir. An exploratory well is a well drilled in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. Twenty-two out of the 37 wells drilled in 1997 were completed as producing wells for an overall drilling success rate of 59 percent.

See the table in Note 10 of "NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS" for Western Production's estimated quantities of proved developed and undeveloped oil and natural gas reserves at December 31, 1997, 1996 and 1995, and a reconciliation of the changes between these dates using constant product prices for the respective years.

ITEM 3.   LEGAL PROCEEDINGS

TRANSMISSION RATES - FERC PROCEEDINGS

In Black Hills' open access transmission tariff proceedings before the FERC under the provisions of Rule 888, Black Hills and the FERC Trial Staff have reached a settlement which has been forwarded to the FERC for their review and approval. This settlement allows Black Hills to use the revenues received under the long-term transmission agreement between the Company and the Cooperatives which terminates on December 31, 2020 (SEE ITEM 1. BUSINESS - ELECTRIC SERVICE TERRITORY AND SALES) as being equal to the cost of providing service to the Cooperatives. The settlement recognizes the benefits realized by Black Hills in working with the RECs relating to the construction of transmission facilities and, as a result of these joint efforts, applies the revenue credit method in determining Black Hills Power's open access transmission tariff rates by crediting the revenue received from the Cooperatives against Black Hills Power's revenue requirements necessary to earn a just and reasonable rate on its transmission facilities. The Cooperatives' transmission loads are not considered when calculating Black Hills' open access transmission tariff rates; and as such, the Cooperatives are paying less than their fully allocated cost for use of the transmission system. But as a result of allowing the revenue credit methodology, the open access transmission rates still allow Black Hills to earn a just and reasonable rate on its transmission facilities. The settlement with the FERC is consistent with past actions of the SDPUC and WPSC, which similarly have allowed Black Hills to use the revenue credit methodology in determining bundled rates for retail customers. The settlement with the FERC now applies the revenue credit methodology in determining wholesale transmission rates.

In the settlement with the FERC Trial Staff, Black Hills has agreed to file for new open access transmission tariff rates in the event that: (1) either the South Dakota or the Wyoming legislatures adopt retail access which would allow alternative electricity suppliers to have access to existing franchised retail service territories; (2) an entity other than Black Hills Power or the Cooperatives establishes generation tied to a Cooperative's transmission line as identified in the 1986 Black Hills Power-Basin Electric Transmission Agreement for service to that entity's existing retail customers within the joint transmission area; (3) an AC/DC/AC tie is established near Rapid City, South Dakota, to connect the western electric transmission and eastern electric transmission grids of the United States; or (4) the FERC revises the rates Black Hills Power charges the Cooperatives. Finally, to the extent that a transmission customer (other than Black Hills Power or the Cooperatives) arranges for transmission service on the Cooperatives' transmission facilities as defined in the 1986 Agreement for the purposes of serving the transmission customer's retail customers within the joint transmission area as defined within the 1986 Agreement, Black Hills Power shall provide a credit, not to exceed its tariff rate, against their rates for transmission service it charges to such transmission customer for its use of the Cooperatives' transmission facilities to serve the transmission customer's retail customers within the joint transmission area.

Because Rule 888 now gives the cooperatives the full use of the transmission system, in another FERC proceeding, Black Hills Power has filed a complaint against the Cooperatives asking the FERC to modify the transmission contract with the cooperatives so that the Cooperatives will in the future be obligated to pay a just and reasonable rate that would fairly allocate the capital costs of the transmission system to reflect the cooperative's use of that system.
No further action has occurred in the complaint filed by Black Hills Power against the Cooperatives and Black Hills' request to require the Cooperatives to pay a just and reasonable rate for their use of the transmission system.

In view of the uncertainty as to how the FERC will administer the new Rule 888 in ordering open access transmission and the uncertainty of whether the FERC will interfere with existing transmission contracts, the Company can give no opinion as to the outcome of the FERC proceedings outlined above. However, Black Hills Power does not anticipate any material use of its transmission system by third-parties until such time that retail wheeling may be instituted. It is uncertain at this date as to what extent the FERC or the state regulatory jurisdictions will have jurisdiction over determining retail wheeling rates. (See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - COMPETITION IN ELECTRIC UTILITY BUSINESS.)

OTHER LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in minor routine administrative proceedings and litigation incidental to the businesses, none of which, in the opinion of management, will have a material effect on the consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A
        VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997.



PART II

ITEM 5. MARKET FOR REGISTRANT'S
        COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's Common Stock ($1 par value) is traded on The New York Stock Exchange. Quotations for the Common Stock are reported under the symbol BKH. At year-end, the Company had 6,539 common shareholders of record. All 50 states and the District of Columbia plus 8 foreign countries are represented.

The Company has declared Common Stock dividends payable in cash in each year since its incorporation in 1941. At its January 1998 meeting, the Board of Directors raised the quarterly dividend to 25.0 cents per share, equivalent to an annual increase of 5.3 cents per share. This regular quarterly dividend is payable March 1, 1998. Dividend payment dates are normally March 1, June 1, September 1, and December 1.

Quarterly dividends paid and the high and low Common Stock prices for the last two years adjusted for the 3-for-2 Common Stock split in March 1998 were as follows:

                  Year ended December 31, 1997
                      1ST          2ND         3RD          4TH
Dividends paid
  per share      $0.237       $0.237        $0.237      $0.237
Common stock
  prices
   High          $19.25       $19.67       $19.75      $24.29
   Low           $17.50       $17.58       $17.92      $19.50


                  Year ended December 31, 1996
                      1ST          2ND         3RD          4TH
Dividends paid
  per share      $0.230       $0.230        $0.230      $0.230
Common stock
  prices
   High          $17.50        $17.50       $17.33      $19.17
   Low           $15.50        $15.75       $15.17      $15.83


ITEM 6. SELECTED FINANCIAL DATA

The following data was derived from the Company's audited financial statements.

Years ended December 31   1997       1996         1995        1994       1993
                                  (in thousands, except per share amounts)
Operating revenues      $313,662   $162,588     $149,817    $145,402   $139,373
Net income                32,359     30,252       25,590      23,805     22,946
Per share of common stock*:
 Earnings - basic
   and diluted              1.49       1.40         1.19        1.11      1.11
 Dividends paid             0.95       0.92         0.89        0.88      0.85
Total assets             508,741    467,354      448,830     436,877   352,853
Long-term debt           163,360    164,691      166,069     128,925    85,274

* The per share of common stock information has been restated to reflect the 3-for-2 Common Stock split in March 1998.

Quarterly financial data for the years indicated are summarized as follows:

                          1ST         2ND         3RD          4TH
Year ended December 31, 1997
Operating revenues       $43,879     $40,259     $98,182     $131,342
Operating income          15,707      12,894      15,642       14,667
Net income                 8,586       6,762       8,644        8,367
Earnings per share*         0.39        0.31        0.40         0.39

YEAR ENDED DECEMBER 31, 1996
Operating revenues       $41,104     $37,783     $42,565      $41,136
Operating income          14,182      11,196      14,919       14,008
Net income                 8,001       5,887       8,243        8,121
Earnings per share*         0.37        0.27        0.38         0.38

*The earnings per share amounts have been restated to reflect the March 1998 stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations sufficient to meet operating needs, pay dividends on common stock and finance a portion of capital requirements. Except for the construction of NS #2, a new power plant which began commercial operation in August 1995, property additions from 1995 through 1997 were primarily for the replacement of equipment, modernization of facilities, oil and gas investment and expansion of energy marketing operations. The primary capital requirements of the Company for the past three years were as follows:

                                          1997          1996            1995
                                                   (in thousands)
Construction of NS #2                   $      -      $      -         $33,219
Other property additions                  21,186        24,576          18,676
Common stock dividends                    20,540        19,930          19,312
Energy marketing assets                    7,232             -               -
Maturities/redemptions of long-term debt   1,534         1,405          10,499
                                         $50,492       $45,911         $81,706

Capital requirements for projected construction, capital improvements, oil and gas investments and corporate development activities for the next three years are estimated to be as follows:

                                          1998          1999            2000
                                                   (in thousands)
Electric:
  Production                          $    928      $     972         $    959
  Transmission                           5,395          1,993            3,010
  Distribution                           7,811          8,002            8,083
  General                                1,890          2,400            2,378
                                        16,024         13,367           14,430
Coal mining                              1,306          2,466            4,546
Oil and gas                             11,047         10,000           10,000
Corporate development                   20,000         10,000           10,000
                                       $48,377        $35,833          $38,976


The electric and coal mining operations' forecasted expenditures include the replacement of equipment and modernization of facilities. Forecasted expenditures for the oil and gas operations are dependent upon future cash flows and include an active development and exploratory drilling program and acquisition of existing producing properties. Forecasted investment in corporate development activities are dependent on market conditions at the time and the Company's ability to identify opportunities consistent with its
corporate strategy.    WYGEN, Inc., DAKSOFT, Inc., Black Hills Energy
Resources, Inc. (formerly Wickford Energy Marketing, Inc.), VariFuel, Inc. and Enserco Energy, Inc., do not have any forecasted capital expenditures that are significant. WYGEN was formed as an exempt wholesale generator and will not incur substantial costs until and unless long-term power sale contracts are obtained. DAKSOFT was formed to develop and market internally generated computer software associated with the Company's business segments. Black Hills Energy Resources, Inc. and VariFuel, Inc. were acquired in 1997 and are energy marketing companies. Enserco was formed in 1996 as an energy marketing company. The energy marketing companies are generally not capital intensive businesses. If long term sales agreements are reached requiring capital expenditures, such expenditures will be evaluated at that time.

Electric operations is the only segment of the Company's business with long-term debt. Long-term debt sinking fund requirements are: $1,331,000 in 1998, $1,330,000 in 1999 and $1,330,000 in 2000.

Under its mining permit, Wyodak Resources is required to reclaim all land where it has mined coal reserves. The cost of reclaiming the land is accrued as the
coal is mined.   While the reclamation process takes place on a continual
basis, much of the reclamation occurs over an extended period after the area is mined. Approximately $700,000 is charged to operations as reclamation expense annually. As of December 31, 1997, accrued reclamation costs were approximately $16,700,000 which includes $7,957,000 for the 1996 Clovis Point Mine Acquisition. (See Acquisition of Clovis Point Mine Properties following this section.)

The Company has a Dividend Reinvestment and Stock Purchase Plan, under which shareholders may purchase additional shares of Common Stock through dividend reinvestment or optional cash payments at 100 percent of the recent average market price. The Company has the option of issuing new shares or purchasing the shares on the open market. The Company used the open market purchase option for all of 1997, 1996 and 1995.

Under a 1994 shelf registration, the Company issued bonds in the amount of $30,000,000 on February 3, 1995 and $15,000,000 on July 14, 1995. The
$30,000,000 bond issue has a 15-year life with an 8.06 percent rate of interest; and the $15,000,000 bond issue has a 7-year life with a 6.5 percent rate of interest. The $30,000,000 bond issue is redeemable at the option of the holders in integral multiples of $1,000 on February 1, 2002. The debt component of the Company's capital structure at December 31, 1997 and 1996, was 44 percent and 46 percent, respectively. The Company does not anticipate any additional long-term debt financings in the next three years and would expect the debt ratio to decrease to approximately 40 percent over the next 3 to 5 year period unless the WYGEN project is constructed or significant other development opportunities are consummated. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RESULTS OF OPERATIONS-Independent Power Business.)

The Company had $12,000,000 of unsecured short-term lines of credit at December 31, 1997 and 1996, which provide for interim borrowings and the opportunity for timing of permanent financing. There were no borrowings outstanding under these lines of credit as of December 31, 1997. Borrowings outstanding under these lines of credit were $120,000 as of December 31, 1996 at a weighted average interest rate of 8.0 percent. There are no compensating balance requirements associated with these lines of credit.

In addition to the above lines of credit, Black Hills Energy Resources has a $65,000,000 uncommitted line of credit with a national bank ($50,000,000 for letters of credit and $15,000,000 for working capital) to provide credit support for purchases and sales of natural gas and crude oil. The Company does not provide credit support for this agreement. At December 31, 1997, there were outstanding letters of credit totaling $29,000,000 which reduced the available credit to $36,000,000.

In addition to the above lines of credit, Black Hills Energy Resources has guaranteed a $15,000,000 line of credit for Enserco to use to guarantee letters of credit. Enserco pays a 0.125 percent facility fee on this line of credit. At December 31, 1997, there were no balances outstanding on this line of credit.

In the past, the Company has relied upon internally generated funds, issuance of short and long-term debt and sales of common stock to finance its activities.

Credit ratings for the Company's First Mortgage Bonds are at an A1 level at Moody's Investors Service, Inc. and at an A+ at Standard & Poor's. These ratings reflect the respective agencies' opinions of the credit quality of the Company's first mortgage bonds.

ACQUISITION OF CLOVIS POINT MINE PROPERTIES

In September 1996, Wyodak Resources entered into an agreement to purchase the Clovis Point Mine properties from Kerr-McGee Coal Corporation. The Clovis Point Mine properties are located adjacent to Wyodak Resource's current reserves in Campbell County, Wyoming, and consist of State of Wyoming and federal leased coal reserves.

Acquisition of the property increased the Company's 1996 recoverable reserves from 170 million tons to approximately 288 million tons and included a train loadout facility, maintenance and processing facilities and a developed open pit.

The purchase price consisted of the assumption of the responsibility to reclaim the existing Clovis Point open pit and the payment of overriding royalties to Kerr McGee if and when coal is produced from the acquired properties. Wyodak Resources is not obligated to mine the coal. (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 7.) The acquisition was subject to the approval of the Bureau of Land Management(BLM) of the United States of a logical mining unit
(LMU) including the newly acquired Clovis Point Mine. The Company received the BLM approvalin 1997. The Board of Land Commissioners of the State of Wyoming approved the transfer of the state lease in 1996. The modified LMU meets all requirements of the laws and regulations for an LMU.


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

Black Hills Power was authorized a 6.76 percent increase in electric rates charged its South Dakota customers (representing approximately 81 percent of 1995 sales) effective August 1, 1995, an 8.97 percent increase for its Wyoming retail customers (representing approximately 8 percent of 1995 sales) effective August 16, 1995, and a 12.3 percent increase for its only wholesale customer in 1995, the City of Gillette (representing approximately 10 percent of 1995 sales), effective September 6, 1995. The increase for the City of Gillette was reduced to an 8.8 percent increase commencing January 1, 1997, when Black Hills Power began to receive additional revenue from wholesale sales to MDU for its Sheridan, Wyoming, service territory. (See ITEM 1. BUSINESS - ELECTRIC SERVICE TERRITORY AND SALES - Wholesale to City of Gillette; Wholesale to MDU.)

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

During the freeze period, Black Hills Power is undertaking the risks of machinery failure, load loss caused by either an economic downturn or changes in regulation, increased costs under existing power purchase contracts over which the Company has no control, government interferences, acts of nature and other unexpected events that could cause material losses of income or increases in costs of doing business. However, the settlement anticipates that Black Hills Power will retain during that period of time earnings realized from more efficient operations, sales from load growth, and off-system sales of power and energy, including the sale to MDU. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS OUTLOOK STATEMENTS.)

LONG-TERM CONTRACTS

As a result of rate negotiations, Black Hills Power was successful in entering into long-term contracts with most of its industrial and large commercial customers. The all requirements electric service agreement with Homestake Mining Company expires September 9, 2002, and the other contracts have terms of five years that begin to expire in 2000. However, each of the contracts provides options for the customer to keep the term of the contract extended for at least three years, with the proviso that if the customer allows the term to reduce to less than two years, Black Hills Power will be able to invoke a planning surcharge on that customer. If deregulation in retail electric sales occurs, the contracts give Black Hills Power notice to allow for planning to make the transition to full competition, guard against stranded investment and protect other customers from rate impacts of unexpected load loss. However, management cannot predict if the notice period would be sufficient to fully adapt for competition. These industrial and large commercial customers, together with the wholesale power sales agreements to the City of Gillette and MDU, result in approximately 40 percent of Black Hills Power's firm load under these term contracts.

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


COMPETITION IN ELECTRIC UTILITY BUSINESS

CURRENT STATUS OF COMPETITION FOR SERVICE AT RETAIL

In addition to Black Hills Power, RECs and the federal government through WAPA provide electric service in and around the service territory of Black Hills Power. Black Hills Power's transmission system is interconnected to Pacific Power's transmission system near Gillette, Wyoming, and to WAPA's system near Scottsbluff, Nebraska. Pacific Power provides electric service at retail to large portions of Wyoming. Black Hills Power and the RECs serve in territories which are protected by state laws or regulations which generally give each entity the exclusive right to serve retail customers in its respective territory; however, these laws or regulations are subject to change and there are certain exceptions. In South Dakota, the SDPUC may allow a new customer with a load of over 2,000 kilowatts to choose to be served by a utility other than the utility in whose territory the new customer locates. In Wyoming, public utilities operate in service territories assigned by the WPSC, and a franchise granted by the municipality's governing body is required to serve within a municipality. Black Hills Power may apply for and obtain the right to serve in another utility's electric service territory if it is found to be in the public interest to do so, but such applications are rarely granted.

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

Every municipality in Black Hills Power's service territory has the right, upon meeting certain conditions, to acquire or construct a municipally owned electric system and to serve customers within its city. As a wholesaler of electric power and energy, such municipality would have the power to demand and receive transmission access over Black Hills Power's transmission system consistent with its open access transmission tariff. The FERC has recognized the principle that a city, which establishes a municipal electric system and buys power from a supplier other than its former electric utility, should compensate the former supplier for any stranded costs caused by the change in the power supplier. However, the Company can give no assurances to what extent the stranded cost provisions will be administered or how they would be applied to Black Hills Power. Black Hills Power is not aware of any movement by any municipality in its service territory which does not already have a municipally owned electric system to establish one.

The primary competing fuel in Black Hills Power's territory is natural gas which is available to approximately 80 percent of its customers.



COMPETITION IN ELECTRIC GENERATION

The business of electric generation is no longer reserved exclusively for the traditional public utility such as Black Hills Power. The Energy Policy Act of 1992 exempted independent power producers engaged exclusively in the sale of power at wholesale from the onerous restrictions of the Public Utility Holding Company Act. The Public Utility Regulatory Policies Act of 1978 (PURPA) authorizes entities generating electricity from waste fuel and renewable fuel or utilizing steam for both generation and other purposes to force a public utility to purchase the energy at an avoided cost. These laws, together with the FERC mandating all public utilities under its jurisdiction to file tariffs providing transmission access for sales of energy at wholesale, have caused electric generation and the marketing of electric energy at wholesale to become extremely competitive. While independent power producers, other than qualifying facilities under PURPA, are regulated by the FERC, the FERC is allowing rates for the sale of generation to be determined by the market rather than by costs if the producer or marketer can demonstrate no market power.

As a result of these changes in the law and regulations, the traditional public utility, such as Black Hills Power, is more likely to purchase energy required for its franchised service territories through competitive bidding and either not expand its rate base generating capabilities or engage in the electric generation business through independent power producers by selling to other utilities. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -RESULTS OF OPERATIONS - Independent Power Business.)

Future generation, whether constructed by a public utility or an independent power producer, is likely to be justified strictly on the basis of the marketability of the capacity and energy from the new source in a competitive market.

Black Hills Power could face the competition of industrial and public customers constructing self-generation facilities using alternative fuels, such as waste material, natural gas or oil. To date, Black Hills Power has not faced any material competition from such sources and management does not believe that such sources are cost effective, but no assurances can be given that material competition from these sources will not occur.

TRANSMISSION ACCESS

In 1996, the FERC adopted Rule 888 that requires each public utility under its jurisdiction to file open access transmission tariffs that provide rates which are comparable to the same transmission costs of the public utility to transmit power over its system. The rates provide for various transmission services to be provided for any competitor but apply to the transmission of electric power for wholesale purposes only. Black Hills Power filed an application with the FERC in 1996 to approve its open access transmission tariffs. The regulations further require the public utility to keep posted for public access, on an electronic bulletin board, all current information concerning the availability and rates for these transmission services. Black Hills Power was granted an extension by FERC to delay establishing an electronic bulletin board until WAPA, which operates the control area in which Black Hills Power is located, establishes or participates in an electronic bulletin board. The public utilities are further required by FERC to adopt standards of conduct which require the functional separation of those persons who operate and market the transmission system from those persons who buy and sell power for the same utility; however, the FERC granted a waiver to Black Hills Power from the requirement to adopt the standards of conduct in view of Black Hills Power's small transmission system and lack of significant market control. The regulations are designed to attempt to eliminate any market advantage of the utility owning transmission over others engaged in the sale of electric power at wholesale.

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

Black Hills Power currently furnishes transmission service for competing RECs through contract. As long as the states in which Black Hills Power operates continue to grant exclusive service territories, the federal government does not preempt this state jurisdiction and municipalities in Black Hills Power's service territory do not establish municipal electric systems, the increase in transmission access for wholesale purposes through Black Hills Power's transmission system is not likely to have any material adverse effect upon Black Hills Power. Such open access may have a beneficial effect by opening opportunities for the Company to further the marketing of coal-fired energy outside of its service territory.

RETAIL WHEELING

Legislative proposals requiring a public utility to allow its competitors to utilize the utility's electric distribution system to serve end-use customers who are located in service areas assigned to that public utility, commonly referred to as retail wheeling, are getting serious consideration in Congress and in many states. Since the duplication of electric transmission and distribution systems would neither be efficient nor tolerable by the public, the transmission and distribution portion of the business is likely to continue to be regulated with rates based on costs. The Company cannot predict when and if mandated retail wheeling will come to the areas where it now provides exclusive retail electric service. Major problems should be resolved first, such as the preservation of reliable service, compensation to a utility for investment incurred to fulfill its duty to serve but stranded because of competition, fairness of market pricing between large industrial users and small business and residential users and assurances that all utilities, including the RECs, are bound to operate under the same rules. At this time, South Dakota does not have any legislative activity regarding retail wheeling. A committee of the Wyoming legislature considered an electric deregulation bill for the 1998 session. The bill did not get out of committee, however, it or an alternative bill could be introduced to the full Wyoming legislature for consideration. The regulatory commissions in both states are considering the potential impacts of electric utility industry restructuring. The Company is unable to predict whether Congress or the states may in the future require electric retail competition and, if they do, whether the ground rules for competition will be fair to all participants.

Management is unable to predict the effect of full electric retail competition on the Company's earnings. Management does anticipate that a transition period of at least five years will be required to achieve a fully competitive electric energy retail market. During that five years, Black Hills Power will endeavor to increase its earnings through additional sales and cost containment. Based upon the FERC's expressed positions concerning open access transmission regulations, electric utilities which will lose revenues due to competition should be allowed recovery of stranded costs. The market price of electric energy in a fully competitive market is expected to be based upon a much wider geographical area than just Black Hills Power's service territory. Because energy providers are likely to seek the markets where the highest profit margins can be realized, today's rates designed to serve exclusive service territories may be substantially different for service to a fully competitive market. Lower rates today are partially caused by excess generation capacity which allows providers to sell energy above their marginal costs but below full costs.

However, the Company is unable to predict future markets and economic conditions and government actions or inaction that could have a materially adverse affect on Black Hills Power's ability to compete in a fully competitive electric power market and to maintain its equity return on investment. (See
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS OUTLOOK
STATEMENTS.)

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

                             RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Company reported record earnings for 1997 due to strong sales growth in electric operations, record coal production and stable oil and gas results. Consolidated net income for 1997 was $32,359,000 compared to $30,252,000 in 1996 and $25,590,000 in 1995 or $1.49 per average common share in 1997, $1.40 per average common share in 1996 and $1.19 per average common share in 1995. This equates to a 15.8 percent return on year-end common equity in 1997, 15.7 percent in 1996 and 14.0 percent in 1995. Consolidated net income includes noncash earnings of $3,645,000 for allowance for equity funds used during NS #2 construction in 1995.

Consolidated revenue and net income (loss) provided by the four business segments as a percentage of the total were as follows:

                      1997         1996         1995
Revenue:
 Electric              40%          73%          73%
 Coal mining           10           19           20
 Oil and gas            4            8            7
 Energy
   marketing           46            -            -
                      100%         100%         100%

                      1997         1996         1995
Net Income (Loss):
 Electric              68%          61%          57%
 Coal mining           28           32           38
 Oil and gas            7            7            5
 Energy marketing
   and other           (3)            -            -
                      100%         100%         100%

Dividends paid on common stock totaled $0.95 per share in 1997. This reflected increases approved by the Board of Directors from $0.92 per share in 1996 and $0.89 per share in 1995. All dividends were paid out of current earnings. The Company's dividend objective is to increase the dividend at or above the electric utility average and reduce the Company's payout ratio to the low 60's. Management believes this objective is attainable through earnings growth. The Company's three year dividend growth rate was 2.6 percent and the payout ratio for 1997 was 63 percent.

In January 1998 the Board of Directors increased the quarterly dividend 5.6 percent to 25 cents per share. If this dividend is maintained during 1998, it will be equivalent to $1.00 per share, an annual increase of 5 cents per share.

The Board of Directors, at its January 1998 meeting, declared a 3-for-2 Common Stock split effected in the form of a stock dividend. The stock distribution is payable March 10, 1998 to shareholders of record on February 13, 1998 and is reflected in this report.

ELECTRIC OPERATIONS

                       1997         1996        1995
                               (in thousands)
Revenue              $126,497     $118,718     $108,783
Operating
  expenses             81,886       79,628       80,540
Operating income     $ 44,611     $ 39,090     $ 28,243
Net income           $ 22,106     $ 18,333     $ 14,569

Electric revenue increased 6.6 percent in 1997 compared to a 9.1 percent increase in 1996 and a 3.8 percent increase in 1995. Firm kilowatthour sales increased 13.0 percent in 1997 compared to a 3.9 percent increase in 1996 and a
0.5 percent increase in 1995 and have averaged an annual 5.7 percent growth rate over the last three years.

The increase in electric revenue and firm kilowatthour sales in 1997 was primarily due to the additional load to serve MDU's energy requirements for its customers in the Sheridan, Wyoming area. Partially offsetting the increase,
residential sales declined 3 percent primarily due to milder weather.   Degree
days, a measure of weather trends, were 15 percent below last year and 2 percent below normal.

The increase in electric revenue in 1996 was due to strong sales growth in all sectors of the Company's electric business, including the industrial sector which had a decrease in sales in 1995, and the inclusion of NS #2 in the Company's rate base (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RATE REGULATION - Commercial Operation of NS #2 and the Related Rate Recovery).

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

Revenue per kilowatthour sold was 5.5 cents in 1997 compared to 5.8 cents in 1996 and 6.1 cents in 1995. The number of customers in the service area increased to 56,269 in 1997 from 55,601 in 1996 and 55,018 in 1995. The revenue per kilowatthour sold in 1997 reflects the increased wholesale sales to MDU's Sheridan, Wyoming customers and 279,600 megawatthours of wholesale non-firm sales. The revenue per kilowatthour sold in 1996 and 1995 reflects the increase in electric rates and the strong growth in the higher margin sectors of Black Hills Power's business offset by the impact of 249,100 megawatt hours of wholesale non-firm sales in 1996 and 60,575 megawatt hours in 1995. Excluding Sheridan, Wyoming's sales and non-firm sales, the rate per kilowatthour sold was 6.5 cents in 1997 and 1996 and 6.3 cents in 1995.

Operating expenses have remained fairly stable over the last three years. The increase in operating expenses in 1997 are primarily due to the increased load requirements to serve MDU's Sheridan, Wyoming energy needs. The increase in operating expenses and depreciation associated with the commercial operation of NS #2 were offset by a decrease in fuel and purchased power costs. Coinciding with the commercial operation of NS #2, in 1995, the electric operations realized a decrease in the cost of coal per ton charged by Wyodak Resources. Over the past several years Black Hills Power was not allowed to include in rates charged to its South Dakota customers any cost of coal which allowed Wyodak Resources to earn a return on equity on sales of coal to Black Hills Power in excess of a percentage equal to the rate on long-term "A" rated utility bonds plus 400 basis points (4 percent). Any excess amount that was charged was refunded to Black Hills Power's South Dakota customers through the fuel and purchased power adjustment clause. Beginning with the commercial operation of NS #2, Wyodak Resources changed its coal pricing methodology to Black Hills Power making the price of coal equal to the above limitation thereby eliminating the need for any further adjustment to the electric operations revenue. The impact of this change reduced fuel expense for the electric operations, reduced revenue for the coal mining operations and had no material impact on the consolidated financial statements.
`
Depreciation expense decreased 9 percent in 1997 as a result of the 1996 accelerated depreciation of the Kirk Power Plant. Depreciation expense increased 35 percent in 1996 related to a full year of depreciation on NS #2 and accelerated depreciation related to the Kirk Power Plant. The Kirk Power Plant was placed in cold reserve in August 1995 and was fully depreciated at December 31, 1996.

Firm energy sales are forecasted to increase over the next 10 years at an annual compound growth rate of approximately 2 percent with the system demand forecasted to increase 2.1 percent in the summer and 2.4 percent in the winter. The Company currently has a winter peak of 327 MWs established in January 1997 and a summer peak of 346 MWs established in July 1997. These forecasts are from studies conducted by the Company with the help of outside consultants whereby Black Hills Power's service territory is examined and analyzed to estimate changes in the needs for electrical energy and demand over a 20-year period. These forecasts are only estimates, and the actual changes in electric sales may be substantially different as was experienced with the industrial sales growth in 1995. However, in the past the forecasts tracked actual sales within a band of reasonableness over a period of several years. Weather deviations can adversely effect energy sales when compared to forecasts based on normal weather.

COAL MINING OPERATIONS

                       1997         1996         1995
                               (in thousands)
Revenue              $31,080      $31,315      $29,870
Expenses              18,863       19,081       17,644
Operating income     $12,217      $12,234      $12,226
Net income           $ 9,073      $ 9,934      $ 9,737

Revenue decreased 1 percent in 1997 due to a decrease in the price charged to the utility's operations. (See explanation of the change in coal pricing methodology under Electric Operations). Wyodak Resources had record coal production of 3,251,000 tons in 1997.

Revenue increased 4.8 percent in 1996 and 4.5 percent in 1995, due to a 10.5 percent and a 5.0 percent increase in tons of coal sold in 1996 and 1995, respectively.

Operating expenses decreased 1 percent in 1997 due to lower revenue based taxes other than income taxes and increased 8.1 percent in 1996 and 5.7 percent in 1995 reflecting the increase in tons of coal sold.

Non-operating income was $1,066,000 in 1997 compared to $2,725,000 in 1996 and $2,279,000 in 1995. Non-operating income includes gains or losses on sale or disposal of property and equipment and interest income from investments. Non-operating income increased in 1996 due to a $700,000 gain realized on the disposal of equipment and an increase in cash available for investment. Non-operating income increased in 1995 due to a $700,000 gain realized on the disposal of equipment offset by a decrease in interest rates.

Wyodak Resources expects relatively stable sales in 1998 absent unplanned outages at the Wyodak Plant or Black Hills Power's plants.
OIL AND GAS OPERATIONS

                       1997         1996        1995
                               (in thousands)
Revenue              $13,295      $12,555      $11,164
Expenses              10,388        9,574        9,471
Operating income     $ 2,907      $ 2,981      $ 1,693
Net income           $ 2,147      $ 2,198      $ 1,320

Net income and assets related to oil and gas operations have been 7 percent or less of the Company's consolidated amounts over the last three years.

Western Production's product sales and product prices for the last three years were as follows:

                                         1997          1996          1995
Barrels of oil sold                     299,000       286,000       266,000
Mcf of natural gas sold               1,747,000     1,718,000     1,986,000
Equivalent barrels
 of oil sold                            590,000       572,000       597,000
Price per barrel
   of oil                                $19.05        $21.09        $17.09
Price per mcf of
 natural gas                              $2.42         $2.05         $1.46

In 1997 and 1996, Western Production sold certain interest in natural gas properties for $165,000 and $380,000, respectively. Such sales are not expected to materially impact future production.

During 1995, Western Production sold its interest in several wells with estimated net remaining reserves of 208,000 barrels of oil equivalent for approximately $2,175,000. The impact of this sale reduced 1995 production by approximately 100,000 equivalent barrels.

Western Production's production expenses increased 8.5 percent in 1997, 1.1 percent in 1996, and decreased 7.1 percent in 1995. Production expenses increased in 1997 due to increased depletion as a result of increased oil and gas production and lower crude oil prices. Production expenses decreased in 1995 reflecting lower depletion expense associated with higher oil prices and a successful drilling program. Western Production recognized $3,920,000, $3,434,000 and $3,730,000 of depletion expense in 1997, 1996 and 1995, respectively. Low oil and gas prices reduce the cash flow and value of the Company's oil and gas assets and will cause the Company to increase its depletion expense.

Western Production's proved reserves and the revenues generated from production decline as production occurs, except to the extent successful exploration, development, and production enhancement activities are conducted or additional proved reserves are acquired. Western Production has been active in exploration and development drilling during the past three years.

Western Production's drilling results were as follows:

                       1997            1996            1995
                   GROSS    NET     GROSS    NET     GROSS    NET
Wells drilled     37       7.1     52       7.0     22       5.2
Producing         22       3.5     35       4.7     14       3.8
Success Rate      59%              67%              64%

In 1997, Western Production acquired approximately 121,000 barrels of oil and
0.2 bcf of natural gas in the Finn Shurley Field for $455,000.

Western Production intends to increase its net proved reserves by selectively increasing its oil and gas exploration and development activities and by acquiring producing properties primarily with the use of internally generated funds.

Western Production's reserves are based on reports prepared by Ralph E. Davis Associates, Inc. Reserves were determined using constant product prices at the end of the respective years. Estimates of economically recoverable reserves and future net revenues are based on a number of variables which may differ from actual results. Western Production's unaudited reserves, principally proved developed and proved undeveloped properties, were estimated to be 2.5, 2.4, and 1.6 million barrels of oil and 9.1, 11.0 and 7.7 billion cubic feet of natural gas as of December 31, 1997, 1996 and 1995, respectively. The decrease in reserves at December 31, 1997 was due to lower oil and gas prices and reductions in engineering estimates of recoverable reserves for certain natural gas properties. The increase in reserves at December 31, 1996 was due to a successful drilling program and higher oil and gas prices. The decrease in reserves at December 31, 1995 was due to the sale of properties described above and low gas prices.

ENERGY MARKETING OPERATIONS

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

Black Hills Capital Group, Inc. was incorporated by the Company to hold the Company's equity and debt investments in Black Hills Energy Resources, Inc. (formerly Wickford Energy Marketing, Inc.), VariFuel, Inc. and Enserco Energy, Inc. (the energy marketing companies are described in more detail below). In addition to the energy marketing companies, Black Hills Capital Group will be the primary vehicle for future corporate development activities outside of the internal company specific activities.

In 1997, Black Hills Capital Group incurred a net loss of $746,900 primarily due to mild weather conditions in its target markets, start-up expenses and additional administrative expenses to expand its energy marketing operations.

In July 1997, Black Hills Capital Group acquired the assets and hired the operational management of Jomax Partners, L.P. as successor and survivor of Wickford Energy Marketing, L.C. and Wickford Energy Marketing Canada Company. Black Hills Energy Resources, Inc. (formerly Wickford Energy Marketing, Inc.) is headquartered in Houston, Texas with a natural gas sales office in Calgary, Alberta, Canada and crude oil sales offices in Tulsa, Oklahoma, and Midland, Texas. Black Hills Energy Resources is a "niche" wholesale natural gas and crude oil marketing company with expertise in Gulf Coast and Canadian supply, targeting natural gas markets in the East Coast and Midwest and crude oil markets primarily in the Southwest.

Since its acquisition in July 1997, Black Hills Energy Resources marketed 231,000 mmbtus of natural gas per day and 12,600 barrels of oil per day. Wholesale natural gas and crude oil businesses are high volume, lower margin operations. Operating revenues for natural gas and crude oil sales totaled $94,295,000 and $46,810,000, respectively, for the five-month period since acquisition. Cost of natural gas and crude oil sold (included in Fuel and Purchased Power in the CONSOLIDATED STATEMENTS OF INCOME) relating to the above revenues totaled $140,151,000 in 1997. With a full year of operations in 1998, the Company expects revenues and related expenses to increase substantially from 1997 levels, but does not expect Black Hills Energy Resources' contribution to total Company operations to be significant.

Black Hills Energy Resources has a $65,000,000 uncommitted line of credit with a national bank ($50,000,000 for letters of credit and $15,000,000 for working capital) to provide credit support for purchases and sales of natural gas and crude oil. The Company does not provide credit support for this agreement.

In November 1997, Black Hills Capital Group, Inc. acquired the assets and hired the operational management of VariFuel, Inc. (VariFuel). VariFuel targets commercial and industrial natural gas customers located primarily in the Chicago, Illinois and northern Indiana area. VariFuel is headquartered in Houston, Texas with a sales office in Chicago, Illinois. VariFuel's retail marketing operations complement Black Hills Energy Resources' wholesale marketing operations in the Midwest. The financial position and results of operations of VariFuel are not significant to the Company at this time.

In 1996, Wyodak Resources, with the participation of three individuals, formed an energy marketing startup company under the name of Enserco Energy, Inc. (Enserco), headquartered in Lakewood, Colorado. Wyodak Resources acquired 50 percent of the capital stock of Enserco, and the other 50 percent was acquired by three of the full-time officers of Enserco. However, to fund the startup operations, Wyodak Resources acquired a convertible debenture from Enserco, that Wyodak Resources has the right to convert to additional capital stock of Enserco, which would increase Wyodak

Resources' ownership interest to 70 percent of the issued and outstanding capital stock of Enserco.

To provide Enserco with the financial backing to participate in the purchase and sale of natural gas and electric power, Wyodak Resources has agreed to guarantee up to $15,000,000 of letters of credit to be issued by banks to guarantee purchases and sales of natural gas and electric power.

Enserco has acquired the approval from the FERC of a tariff which allows Enserco to sell electric power at market prices. Enserco is also qualified to purchase and sell natural gas at market prices. Enserco is a startup company and has not as yet realized a profit. Its operations are not material to the Company at this time.

Although the energy marketing business is highly competitive, management is of the opinion that due to the increasing competition in the energy business, it is essential for many reasons to be active with the energy marketing business, including the knowledge the Company gains in the marketing of energy, which is required for the Company to effectively compete in all aspects of its energy business.

The energy marketing companies anticipate generating large amounts of revenue and corresponding expense related to buying and selling energy products. Associated with the purchase and sale of energy products, the energy marketing companies will use derivatives (exchange traded and over-the-counter energy financial instruments) to manage risk associated with the buying and selling of energy products whose prices can be extremely volatile. The use of derivatives helps mitigate risk in the trading of energy products but does not eliminate the risk. Wyodak Resources and the energy marketing companies have adopted risk management policies and established risk management committees to further mitigate risk associated with the sale and purchase of energy products. Some purchasers and sellers with whom the energy marketing companies transact business require the utilization of letters of credit to assure the underlying performance of the obligations between the parties. The failure of a party to perform may result in a significant risk of loss to the energy marketing companies and corresponding loss to Wyodak Resources as it concerns the outstanding letters of credit to Enserco.
INDEPENDENT POWER BUSINESS

In 1994, Wyodak Resources formed a wholly owned subsidiary named WYGEN, Inc. WYGEN applied for and received from the FERC a determination that WYGEN has exempt wholesale generator status under Section 32 of the Public Utility Holding Company Act. WYGEN was formed for the sole purpose of engaging in the generating and selling of electric power and energy at wholesale. At this time WYGEN is proposing to build an 80 megawatt coal-fired electric generating plant to be known as the WYGEN Plant adjacent to NS #2. In 1996, WYGEN received a prevention of significant deterioration air quality construction permit from the DEQ. Construction must commence within two years of the granting of the permit or WYGEN will be required to reapply. As an independent power project, the air quality permit is the only major permit required. WYGEN plans to renew this permit in 1998.
Viable markets for the electric power and energy from the WYGEN Plant will depend partially upon the cost of transmission rights to deliver the electric power and energy to higher priced energy markets. While the FERC's open access transmission regulations should make such transmission legally available, physical transmission constraints or the perception of such constraints may require WYGEN's participation in transmission improvements which, together with transmission rates for access across transmission systems, could make the WYGEN Plant less economical. The economics of delivering power over multiple-owned transmission systems will depend upon how successful the FERC is in bringing about regional transmission systems operated independently of the interest of any one provider, with mechanisms to pool costs and cause transmission system improvements to be constructed, on a timely basis, with broad participation.

In addition, to the WYGEN Project, the Company is exploring opportunities for participating in the acquisition of existing or new independent power projects fueled by coal or natural gas and located at Wyodak Resources' mine or at other locations in the United States.


OTHER SEGMENTS OF BUSINESS

DAKSOFT, Inc. was incorporated by the Company in 1994, to develop and market internally generated computer software associated with the Company's business segments. Additionally, DAKSOFT has developed internet/intranet products which are currently being used internally and marketed to third parties. No significant revenues have been received to date. DAKSOFT entered into a multiyear enhancement and sales contract in 1995. The revenue from this contract is earned as the product enhancement occurs. Approximately $219,000, $370,000 and $290,000 of revenue was recognized in 1997, 1996, and 1995, respectively. Also, in 1997, DAKSOFT entered into an implementation and enhancement agreement for the customized installation of its Customer Information System (CIS) product. Revenue from such installation and enhancement agreement totaled $457,000 in 1997.

Landrica was incorporated by the Company in March 1984, and holds minor interests in real estate.

The financial position and results of operations of WYGEN, DAKSOFT and Landrica are not material to the Company.

YEAR 2000 ISSUES

The Company uses technologies throughout its operations that will be affected by year 2000 issues. During 1997, the Company implemented remediation steps to make the core business systems which are part of the Company's mid-range computer systems year 2000 compliant. The Company also has initiated a company-wide project, to be completed in 1998, to identify and assess year 2000 compliance for all other Company systems and the compliance status of its critical suppliers. The expenses relating to year 2000 compliance incurred in 1997 were not material, and the Company believes the amounts that are expected to be expensed in the future for such compliance will not have a material impact on its results of operations.


NEW ACCOUNTING PRONOUNCEMENT

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings per Share, (SFAS 128) which requires the disclosure of basic earnings per share and diluted earnings per share. The diluted earnings per share recognizes the impact of the Company's stock option plans (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 2 Common Stock) as if fully vested at the grant date. Adoption of this statement did not have a material affect on the results of operations or financial position of the Company.


                          BUSINESS OUTLOOK STATEMENTS

The following statements are based on current expectations. These statements under this Business Outlook Statements section are forward-looking, and actual results may differ materially.

PACIFIC POWER'S  POWER SALES AGREEMENT

Pacific Power's Power Sales Agreement represents Black Hills Power's highest-cost electric power resource. Black Hills Power expects to reduce these costs in the future through better utilization of the resource and as a result of the Second Restated and Amended Power Sales Agreement executed between Pacific Power and Black Hills Power. This Second Restated and Amended Power Sales Agreement, effective August 1, 1997, and terminating December 31, 2023, supersedes the Restated Agreement, which was intended to be effective January 1, 2000.

Black Hills Power has been able to utilize the 75 MW resource from Pacific Power's Power Sales Agreement at a load factor of only 55 percent. Black Hills Power anticipates higher utilization of this resource in the future and lowering the average cost per megawatt hour through an active marketing program to sell the power and energy. This marketing program will include the use of the Pacific Power's Power Sales Agreement contract under which Black Hills Power has the right to cause the power and energy to be delivered at any point on Pacific Power's transmission system (defined as both Pacific Power's owned and contracted transmission paths) where capacity is available.

The Second Restated Agreement provides (i) that 25 megawatts of the contract capacity amount and the charges thereof will be deleted, 5 megawatts each year commencing in the year 2000, (ii) Black Hills Power shall pay no levelized annual charges for Colstrip Plants' additions and replacements which are completed after January 1, 1997, (iii) that commencing January 1, 1997, all fixed cost components of the Variable Costs to be paid by the company shall be based on an assumption that the Colstrip Plants operated at an 80 percent load factor, (iv) beginning August 1, 1997 and continuing until December 31, 1999, Black Hills Power shall pay Pacific Power annual fixed cost of $164.59 per kW-yr multiplied by the capacity purchased, (v) commencing January 2000 and continuing until December 2018, Black Hills Power shall pay Pacific Power's initial investment in Colstrip Units 3 and 4 using Pacific Power's then most current applicable cost of capital consisting of Pacific Power's then current FERC approved capital structure, Pacific Power's then current weighted average cost of long-term debt and preferred stock using FERC approved methods and Pacific Power's then current FERC approved cost of common equity, (vi) that for the invoices the fixed amount calculated above shall be reduced by $95,564 each month for the years 2000 through 2009, and (vii) unbundling of the transmission charge in the contract to Pacific Power's FERC-filed rates.
Future cost reductions or increases related to these amendments will depend on Pacific Power's future capital structure and cost of capital and the cost of replacement power starting in the year 2000. However, the Company believes the reduction of the 25 MWs of capacity which begins in the year 2000 at a rate of 5 MW a year is positive as the Company enters a deregulated electricity market and believes Pacific Power's future cost of capital under the FERC approved capital structure will be lower than the cost of capital formulas embedded in the existing contract.


FUTURE ELECTRIC SALES

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

FUTURE RETAIL WHEELING

Management is unable to predict the effect of full electric retail competition (if it comes about) on the Company's earnings. Management does anticipate that a transition period of at least five years will be required to achieve a fully competitive electric energy retail market. Black Hills Power continues to endeavor to increase its earnings through additional sales and cost containment. Based upon the FERC's expressed positions concerning open access transmission regulations, electric utilities which will lose revenue due to competition should be allowed to recover stranded costs. The market price of electric energy in a fully competitive market is expected to be based upon a much wider geographical area than just Black Hills Power's service territory. Because the energy providers are likely to seek the markets where the highest profit margin can be realized, today's rates designed to serve exclusive service territories may be substantially different for service to a fully competitive market. Based upon industry predictions, management believes that the industry's excess capacity will be more fully utilized in the future. Management believes that coal-fired plants will become more competitive with natural gas-fired plants in the future as natural gas prices increase.

However, the Company is unable to predict future markets and economic conditions and government actions or inactions that could have a materially adverse effect on Black Hills Power's ability to compete in a fully competitive electric power market and to maintain its equity return on investment.

RATE REGULATION

Management's expectation is that the rate settlements made with the South Dakota and Wyoming Commissions are beneficial in that (i) management has confidence in the operational capability of Black Hills Power's power plants;
(ii) management does not anticipate purchasing any substantial amount of capacity and energy during the freeze period except for its existing purchase power agreements; and (iii) Wyodak Resources' mining costs are not expected to materially increase.

FUTURE COAL SALES

Because of an acquisition of unit train load-out facilities with the Clovis Point Mine Properties, Wyodak Resources expects to increase its market opportunities. However, the heating value (approximately 8,000 Btu per pound) of the coal at Wyodak Resources' mine and the Clovis Point Mine Properties is approximately 400 to 800 Btus less than Powder River Basin coal available at other locations. This difference makes Wyodak Resources' coal noncompetitive in the current market for coal to be shipped by rail over long distances because of higher freight rates per Btu. Notwithstanding this limitation, the acquisition of a unit train loadout facility has led management to investigate opportunities for Wyodak Resources to ship coal by rail at closer distances where the Btu difference would not be a major factor, and to ship coal that is enhanced at the coal mine site by various processes, one of the results of which would remove some of the moisture content of the coal and thereby increase the Btu per pound content. Processes for the enhancement of Powder River Basin coal are being developed and seriously considered for commercial operations by the coal industry. Management can give no assurances at this time that any coal enhancement process is commercially practical in view of the current low spot market price of Powder River Basin coal, that a market for enhanced coal can be developed or that a coal enhancement project at Wyodak Resources' mine would be feasible.

Freight rates to ship coal by rail are also a material factor in determining the economic feasibility of selling either raw run-of-the-mine coal or enhanced coal products. At this time only one rail carrier, the Burlington Northern, is available to Wyodak Resources for such sales. Reasonable freight rates are a requirement for any rail transported sales from Wyodak Resources' mine.

FUTURE ENERGY MARKETING SALES

The profitability of the Company's energy marketing operations depends in large part on management's ability to assess and respond to changing market conditions. Such conditions include, but are not limited to, availability of supply, availability of transportation capacity from supply area to markets served and market demand. In addition, such operations are highly sensitive to weather conditions in the markets served. The Company is unable to predict future markets and economic conditions that could effect the profitability of the energy marketing operations.

FUTURE CORPORATE DEVELOPMENT ACTIVITIES

The Company created a new subsidiary named Black Hills Capital Group, Inc. to spearhead its corporate development activities. Black Hills Capital Group, Inc.'s focus is to increase the Company's earnings and assets through energy related investments that position the Company to earn multiple revenue streams in the energy value chain. Potential investment could comprise of independent power projects, coal reserves, oil and gas reserves, energy transportation assets, energy marketing assets or other related assets. The success of the Black Hills Capital Group acquiring such assets will depend on future market conditions. The market for such assets is very competitive. The Company is unable to predict future markets and economic conditions that could effect the profitability and probability of the success of corporate development activities.

RISKS AND UNCERTAINTIES

The forward looking statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results to differ materially are the following: the extent to which the federal government or the state governments, or both, institute competition in the electric utility business; the market value of electric power at the time full competition comes about, including any competitor's delivery costs to Black Hills Power's current markets and Black Hills Power's ability to produce and deliver power at those market prices; the extent to which the surplus electric generation continues; the extent that any electric generating surplus is exhausted and customers are again entering into longer-term purchased power contracts with prices relating more to the full cost of generating and delivering electric power; the future market prices of crude oil, natural gas and coal; government regulations of the environment, especially to the extent to which further financial burdens may be placed upon coal versus natural gas and additional governmental burdens that may be placed upon the burning of all fossil fuels; the extent to which competition will be fairly administered for participants in the electric utility business and whether it will be applied equally to investor-owned companies, rural electric cooperatives, public power agencies and municipalities; technological advances in the generation and delivery of electric power; the general economy as it affects the use of electric power; the market price of competing fuels to electricity, such as natural gas; the extent to which coal beneficiation programs are efficiently developed and the extent to which the new coal products will be accepted by the market; the general economy of Black Hills Power's retail service territory; and other risk factors which are referenced in this report and other SEC reports filed prior hereto.




ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Public Accountants                               32

     Consolidated Statements of Income and Retained Earnings
       for the three years ended December 31, 1997                          33

     Consolidated Statements of Cash Flows for
       the three years ended December 31, 1997                              34

     Consolidated Balance Sheets as of December 31, 1997 and 1996           35

     Consolidated Statements of Capitalization as of
       December 31, 1997 and 1996                                           36

     Notes to Consolidated Financial Statements                             37



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Black Hills Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Black Hills Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Hills Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
January 28, 1998

                            BLACK HILLS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31                1997         1996            1995
                                    (in thousands, except per share amounts)
Operating revenues:
  Electric                           $126,497     $118,718        $108,783
  Coal mining                          31,080       31,315          29,870
  Oil and gas                          13,295       12,555          11,164
  Energy marketing                    142,790            -               -
                                      313,662      162,588         149,817
Operating expenses:
  Fuel and purchased power            177,071       34,195          39,265
  Operations and maintenance           31,743       30,343          28,523
  Administrative and general           11,642        8,491           9,226
  Depreciation, depletion and
    amortization                       22,311       22,794          19,660
  Taxes, other than income taxes       11,985       12,460          10,981
                                      254,752      108,283         107,655
Operating income (loss):
  Electric                             44,611       39,090          28,243
  Coal mining                          12,217       12,234          12,226
  Oil and gas                           2,907        2,981           1,693
  Energy marketing                       (825)           -               -
                                       58,910       54,305          42,162
Other income (expense):
  Interest expense                    (14,123)     (13,942)        (14,195)
  Investment income                     2,136        1,373           1,368
  Allowance for funds used during
    construction                          188          350           5,867
  Other, net                             (426)       1,744           1,125
                                      (12,225)     (10,475)         (5,835)
Income before income taxes             46,685       43,830          36,327
Income taxes                          (14,326)     (13,578)        (10,737)
    Net income                       $ 32,359     $ 30,252        $ 25,590
Earnings per share of common stock:
   Basic and diluted                    $1.49        $1.40           $1.19
Weighted average common shares outstanding:
   Basic                               21,692       21,660          21,614
   Diluted                             21,706       21,660          21,614

                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Years ended December 31                     1997         1996          1995
                                                     (in thousands)
Balance, beginning of year                $131,884     $121,562       $115,284
Net income                                  32,359       30,252         25,590
Cash dividends on common stock
  ($0.95, $0.92 and $0.89 per share,
  respectively)                            (20,540)     (19,930)       (19,312)
Balance, end of year                      $143,703     $131,884       $121,562

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                            BLACK HILLS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December  31                        1997        1996        1995
                                                        (in thousands)
Operating activities:
  Net income                                  $32,359      $30,252     $25,590
  Principal non-cash items-
    Depreciation, depletion and amortization   22,311       22,794      19,660
    Deferred income taxes and investment tax
      credits                                   2,457        1,872       2,097
    Allowance for other funds used during
      construction                               (99)        (188)     (3,645)
  Increase in receivables, inventories and other
   current assets                            (27,067)        (373)       (669)
  Increase (decrease) in current liabilities  26,015       (1,412)     (1,420)
  Other, net                                      73        2,452       3,677
                                              56,049       55,397      45,290
Investing activities:
  Energy marketing assets                     (7,232)           -           -
  Neil Simpson Unit #2 construction costs,
   excluding allowance for other funds used
   during construction                             -            -     (29,820)
  Other property additions, excluding allowance
   for other funds used during construction  (21,087)     (24,388)    (18,430)
  Available for sale securities purchased    (31,944)     (40,894)    (19,323)
  Available for sale securities sold          29,433       36,189      36,941
                                             (30,830)     (29,093)    (30,632)
Financing activities:
  Dividends paid                             (20,540)     (19,930)    (19,312)
  Common stock issued                            409          511         654
  Repayment of short-term borrowings            (120)        (475)    (36,400)
  Long-term debt issued                            -          156      46,904
  Long-term debt retired                      (1,534)      (1,405)    (10,499)
                                             (21,785)     (21,143)    (18,653)
  Increase (decrease) in cash and cash
   equivalents                                 3,434        5,161      (3,995)

Cash and cash equivalents:
  Beginning of year                           13,340        8,179      12,174
  End of year                                $16,774      $13,340       8,179

Supplemental disclosure of cash flow information:

  Assumption of reclamation liability in acquisition
   of Clovis Point Properties                $     -      $ 7,957     $     -
   Clovis Point properties
  Cash paid during the period for-
    Interest                                  $14,167      $13,996     $12,901
    Income taxes                              $11,840      $12,616     $ 7,775

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                            BLACK HILLS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

At December 31,                                        1997        1996
                                                        (in thousands)
     ASSETS
Current assets:
  Cash and cash equivalents                         $  16,774    $  13,340
  Securities available for sale                        13,969       11,458
  Receivables, net
   Customers                                           39,639       12,961
  Other                                                 3,414        2,727
  Materials, supplies and fuel                          8,642        7,861
  Prepaid expenses                                      1,571        2,650
                                                       84,009       50,997
Property and equipment:
  Electric                                            487,424      479,237
  Coal mining                                          52,804       53,200
  Oil and gas                                          52,412       45,336
  Other                                                 5,666        3,764
                                                      598,306      581,537
  Less accumulated depreciation and depletion        (197,179)    (181,103)
                                                      401,127      400,434
Deferred charges:
  Federal income taxes                                  8,061        7,972
  Regulatory asset                                      3,776        3,176
  Other                                                11,768        4,775
                                                       23,605       15,923
                                                     $508,741     $467,354
  LIABILITIES AND CAPITALIZATION
Current liabilities:
  Current maturities of long-term debt               $  1,331     $  1,534
  Notes payable                                            23          143
  Accounts payable                                     32,622        7,332
  Accrued liabilities-
  Taxes                                                 8,040        8,633
  Interest                                              3,991        4,035
  Other                                                 7,800        6,438
                                                       53,807       28,115
Deferred credits:
  Federal income taxes                                 53,010       48,262
  Investment tax credits                                4,014        4,516
  Reclamation liability                                16,664       16,267
  Regulatory liability                                  6,152        6,692
  Other                                                 6,331        5,636
                                                       86,171       81,373

Commitments and contingent liabilities (Notes 6, 7 and 8)

Capitalization, per accompanying statements:
  Common stock equity                                 205,403      193,175
  Long-term debt                                      163,360      164,691
                                                      368,763      357,866
                                                     $508,741     $467,354

  The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                            BLACK HILLS CORPORATION
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31,                                         1997          1996
                                                          (in thousands)
Common stock equity:
  Common stock $1 par value; 50,000,000
   shares authorized; 21,704,592 and 14,450,199
   shares outstanding repsecitvely                   $  21,705     $  14,450
  Additional paid-in capital                            39,995        46,841
  Retained earnings                                    143,703       131,884
    Total common stock equity                          205,403       193,175
Cumulative preferred stock:
  No par value; 400,000 shares authorized;
   no shares outstanding                                     -             -
  $100 par value; 270,000 shares authorized;
   no shares outstanding                                     -             -

Long-term debt:
  First mortgage bonds-
  6.50% due 2002                                        15,000        15,000
  9.00% due 2003                                         6,336         7,870
  8.06% due 2010                                        30,000        30,000
  9.49% due 2018                                         6,000         6,000
  9.35% due 2021                                        35,000         5,000
   8.30% due 2024                                       45,000         5,000
                                                       137,336       138,870
Other-
  6.7% pollution control revenue bonds, due 2010        12,300         2,300
  7.5% pollution control revenue bonds, due 2024        12,200        12,200
  Other long-term obligations                            2,855         2,855
                                                        27,355        27,355
  Total long-term debt                                 164,691       166,225

Current maturities                                      (1,331)       (1,534)

  Net long-term debt                                   163,360       164,691
  Total capitalization                                $368,763      $357,866

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996 AND 1995

(1) BUSINESS DESCRIPTION AND SUMMARY
    OF SIGNIFICANT ACCOUNTING
    POLICIES

BUSINESS DESCRIPTION

Black Hills Corporation and its subsidiaries operate in four primary business segments: electric, coal mining, oil and gas production, and energy marketing. The Company's electric utility operation is engaged in the generation, purchase, transmission, distribution and sale of electric power and energy in western South Dakota, northeastern Wyoming and southeastern Montana. Sales of electric power to the three largest electric customers represented 18 percent of the Company's electric revenue in 1997, 17 percent in 1996 and 18 percent in 1995. The coal mining operation of the Company, located in northeastern Wyoming, mines and sells sub-bituminous coal primarily under long-term coal supply agreements. As discussed in Note 6, approximately 73 percent of the coal mining operation's sales are to the Wyodak Plant. Sales of coal to the Company and to PacifiCorp, herein referred to as Pacific Power, represent 98 percent of total coal sales in 1997. The Company's oil and gas exploration and production business operates and has working interests in properties located in the western and southern United States. The Company's energy marketing businesses market natural gas, crude oil and electricity and provide related energy services to customers in the West Coast, Rocky Mountain region, Southwest, Midwest and East Coast markets.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Black Hills Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation except for revenues and expenses associated with intercompany coal sales in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Total intercompany coal sales not eliminated were $11,089,000, $10,384,000 and $10,498,000 in 1997, 1996 and 1995, respectively.

Investments in and advances to Enserco, in which the Company has a 50 percent ownership interest, are accounted for on the equity method of accounting.

The Company uses the proportionate consolidation method to account for its working interests in oil and gas properties.

REGULATORY ACCOUNTING

Black Hills Power follows the provisions of SFAS No. 71, and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating Black Hills Power. As a result of Black Hills Power's 1995 rate case settlement, a 50-year depreciable life for NS #2 is used for financial reporting purposes. If Black Hills Power were not following SFAS 71, a 35 to 40 year life would be more appropriate which would increase depreciation expense by approximately $600,000 per year. If rate recovery of generation-related costs becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to Black Hills Power's generation operations. In the event Black Hills Power determines that it no longer meets the criteria for following SFAS 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that could restrict Black Hills Power's ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

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

DEPRECIATION AND DEPLETION

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation provisions for the electric property were equivalent to annual composite rates of 3.0 percent in 1997, 3.4 percent in 1996 and 3.0 percent in 1995. Composite depreciation rates for other property were 8.1 percent, 7.7 percent and 8.9 percent in 1997, 1996 and 1995, respectively. Depletion of coal and oil and gas properties is computed using the cost method for financial reporting.

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

FUEL AND PURCHASED POWER ADJUSTMENT TARIFFS

The Company's Montana Retail Tariffs contain a clause that allow recovery of certain fuel and purchased power costs in excess of the level of such costs included in base rates. The cost adjustment tariff is revised periodically for any difference between the total amount collected under the clause and the recoverable costs incurred. The adjustments are recognized as current assets or current liabilities until adjusted through future billings to customers.
The Company's South Dakota, Wyoming and wholesale tariffs do not include an automatic fuel and purchased power adjustment tariff.

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

OIL AND GAS OPERATIONS

The Company accounts for its oil and gas drilling activities under the full cost method. Under the full cost method, all productive and nonproductive costs related to acquisition, exploration and development activities are capitalized. These costs are amortized using a unit-of-production method based on volumes produced and proved reserves. Under the full cost method, net capitalized costs may not exceed the present value of proved reserves.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

Allowance for funds used during construction (AFDC) represents the approximate composite cost of borrowed funds and a return on capital used to finance construction expenditures and is capitalized as a component of the electric property. The AFDC was computed at an annual composite rate of 10.0 percent in 1997 and 1996 and 10.2 percent in 1995.

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

Deferred taxes are provided on all significant temporary differences, principally depreciation and depletion. Investment tax credits have been deferred in the electric operation and the accumulated balance is amortized as a reduction of income tax expense over the useful lives of the related electric property which gave rise to the credits.

ENVIRONMENTAL REMEDIATION

In October 1996 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities" which provides authoritative guidance on specific accounting issues that are present in the recognition, measurement, display and disclosure of environmental remediation liabilities. The provisions of the SOP are effective for the Company for fiscal year 1997 but did not have a material impact on the Company's financial position or results of operations.

(2) CAPITAL STOCK

In January, 1998, the Board of Directors declared a 3-for-2 Common Stock Split effected in the form of a stock dividend. The stock dividend is payable March 10, 1998 to shareholders of record on February 13, 1998. The common stock share and per share information in the accompanying consolidated financial statements and notes have been restated to reflect the stock distribution.

NET INCOME PER SHARE

The Company adopted the SFAS No. 128 "Earnings Per Share" in 1997. As a result, all prior periods presented have been restated to conform to the provisions of SFAS No. 128, which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options. A reconciliation of these amounts is as follows (in thousands, except per share data):


                         1997         1996         1995
Net Income             $32,359       $30,252      $25,590
Weighted average
  common shares
  outstanding-basic     21,692        21,660       21,614
Dilutive effect of
  option plan               14             -            -
Common and
  potential common
  shares outstanding-
  diluted               21,706        21,660       21,614
Basic and diluted net
  income per share       $1.49         $1.40        $1.19


COMMON STOCK

The Company has a stock option plan ("the 1996 Stock Option Plan") which allows for the granting of stock options with exercise prices equal to the stocks' market value on the date of grant and an employee stock purchase plan ("the ESPP Plan"). The Company accounts for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

                                      1997            1996
                                         (in thousands)
Net income:
  As reported                       $32,359         $30,252
  Proforma                          $32,308         $30,215

                                      1997            1996
Earnings per share:
  As reported (basic and diluted)     $1.49          $1.40
  Proforma (basic and diluted)        $1.49          $1.39

The Company may grant options for up to 300,000 shares of common stock under the Stock Option Plans The Company has granted options on 182,700 shares and 83,700 shares through December 31, 1997 and 1996, respectively. The option exercise price equals the fair market value of the stock on the day of the grant. The options granted have an exercise price range of $16.67 to $22.50. The options granted vest one-third a year for three years and all expire after ten years from the grant date. At December 31, 1997, 27,900 options were available for exercise at an exercise price of $16.67. There were no options available for exercise at December 31, 1996.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for the grants:

                                   1997           1996
Risk free interest rate            6.09%          6.15%
Expected dividend yield            5.00%          5.50%
Expected life                    10 years        10 years
Expected volatility               16.71%         17.66%
Weighted average fair value       $1.09          $0.49

The Company issued 29,294 and 37,871 shares of common stock under the ESPP Plan in 1997 and 1996, respectively. At December 31, 1997, 279,959 shares are reserved and available for issuance under the ESPP Plan. The Company sells the shares to employees at 90 percent of the stock's market price on the offering date. The fair value per share of shares sold in 1997 was $15.50.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which shareholders may purchase additional shares of common stock through dividend reinvestment and/or optional cash payments at 100 percent of the recent average market price. The Company has the option of issuing new shares or purchasing the shares on the open market. The Company purchased shares on the open market in 1997, 1996 and 1995. At December 31, 1997, 1,290,797 shares of unissued common stock were available for future offerings under the Plan.

ADDITIONAL PAID-IN CAPITAL

Changes in additional paid-in capital for the years indicated were:

                              1997          1996         1995
                                       (in thousands)
Balance, beginning
  of year                   $46,841       $46,355       $45,740
Stock Dividend for 3-for-2
  Common Stock split         (7,235)            -             -
Premium, net of expenses
  from sales of stock           389           486           615
Balance, end of year        $39,995       $46,841       $46,355

(3)  LONG-TERM DEBT

Substantially all of the Company's utility property is subject to the lien of the Indenture securing its first mortgage bonds. First mortgage bonds of the Company may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures. Scheduled maturities of long-term debt for the next five years are: $1,331,000 in 1998, $1,330,000 in 1999,
$1,330,000 in 2000, $3,029,000 in 2001 and $18,018,000 in 2002.

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

(4)  NOTES PAYABLE TO BANKS

The Company had $12,000,000 of unsecured short-term lines of credit at December 31, 1997 and 1996. There were no outstanding borrowings under these lines of credit at December 31, 1997. Borrowings outstanding under these lines of credit were $120,000 as of December 31, 1996, at a weighted average interest rate of 8.0 percent. The Company has no compensating balance requirements associated with these lines of credit. The lines of credit are subject to periodic review and renewal during the year by the banks.

In addition to the above lines of credit, Black Hills Energy Resources, Inc. (formerly Wickford Energy Marketing, Inc.), has a $65,000,000, uncommitted, discretionary credit facility consisting of a $50,000,000 transactional line of credit and a $15,000,000 overdraft line of credit. The transactional line of credit provides credit support for the purchases of natural gas and crude oil of Black Hills Energy Resources. The Company and its subsidiaries provide no guarantee to the Lender. At December 31, 1997, Black Hills Energy Resources had letters of credit outstanding of $29,000,000 and no balance outstanding on the overdraft line of credit.

In addition to the above lines of credit, Wyodak Resources has guaranteed a $15,000,000 line of credit for Enserco to use to guarantee letters of credit. Enserco pays a 0.125 percent facility fee on this line of credit. At December 31, 1997 and 1996, there were no balances outstanding on this line of credit.


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

AVAILABLE FOR SALE SECURITIES

The fair value of the Company's investments equals the quoted market price when available and a quoted market price for similar securities if a quoted market price is not available. The Company has classified all of its marketable securities as available-for-sale as of December 31, 1997 and 1996, and the fair value approximates cost.

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

The estimated fair values of the Company's financial instruments are as follows:

                                                    1997
                                               (in thousands)
                                           Carrying          Fair
                                            Amount           Value
Cash and cash equivalents                  $16,774         $16,774
Securities available for sale:
  Corporate debt securities                    997             997
  Federal, state and local
  agency obligations                        12,972          12,972
Long-term debt                             164,691         189,649

                                                  1996
                                             (in thousands)
                                        Carrying          Fair
                                         Amount           Value
Cash and cash equivalents               $13,340         $13,340
Securities available for sale:
  State and local agency
  obligations                            11,458          11,458
Long-term debt                          166,225         184,508

(6)  WYODAK PLANT

The Company owns a 20 percent interest and Pacific Power an 80 percent interest in the Wyodak Plant (the Plant), a 330 megawatt coal-fired electric generating station located in Campbell County, Wyoming. Pacific Power is the operator of the Plant. The Company receives 20 percent of the Plant's capacity and is committed to pay 20 percent of its additions, replacements and operating and maintenance expenses. As of December 31, 1997, the Company's investment in the Plant included $72,171,000 in electric plant and $25,961,000 in accumulated depreciation. The Company's share of direct expenses of the Plant was $5,934,000, $6,458,000 and $6,503,000 for the years ended December 31, 1997,
1996 and 1995, respectively, and is included in the corresponding categories of operating expenses in the accompanying consolidated statements of income. Wyodak Resources supplies coal to the Plant under an agreement expiring in 2013 with a Pacific Power option to renew for 10 years. This coal supply agreement is collateralized by a mortgage on and a security interest in some of Wyodak Resources' coal reserves. At December 31, 1997, approximately 24,132,000 tons were covered under this agreement. Wyodak Resources' sales to the Plant were $22,688,000, $22,643,000 and $20,224,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

(7)  COMMITMENTS AND CONTINGENT
     LIABILITIES

MDU POWER SALE

On January 1, 1997, the Company began serving a ten year contract to supply up to 55 megawatts of electric power and associated energy required by MDU for its Sheridan, Wyoming, service territory. In 1997, MDU's Sheridan service area experienced a 47 megawatt peak and had a load factor of approximately 57 percent.

COAL OBLIGATIONS

In addition to the 24,132,000 tons of coal reserved under the agreement to supply coal to the Wyodak Plant, Wyodak Resources has reserved 26,130,000 tons of coal under existing contracts.

COAL LEASES

Wyodak Resources' mining rights to its coal are based upon four federal leases and one state lease. The federal leases provide for a royalty of 12.5 percent of the selling price of the coal. The state lease provides for a royalty, to be reviewed every five years, currently at 7 percent. Wyodak Resources paid royalties in the amount of $3,969,000, $3,995,000 and $2,323,000 in 1997, 1996
and 1995, respectively. Each federal lease requires diligent development to produce at least one percent of all recoverable reserves within either 10 years from the respective dates of the leases or 10 years from the date of adjustment of the leases. Each lease further requires a continuing obligation to mine, thereafter, at an average annual rate of at least one percent of the recoverable reserves. All of the federal leases constitute one logical mining unit which is treated as one lease for the purpose of determining diligent development and continuing operation requirements.

PACIFIC POWER'S POWER SALES AGREEMENT

In 1983 the Company entered into a 40 year power agreement with Pacific Power providing for the purchase by the Company of 75 megawatts of electric capacity and energy from Pacific Power's system. The price paid for the capacity and energy is based on the operating costs of one of Pacific Power's coal-fired electric generating plants. Costs incurred under this agreement were $20,251,000, $19,777,000 and $20,689,000 in 1997, 1996 and 1995, respectively.

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

Acquisition of the property in 1996 increased Wyodak Resources' reserves from 170 million tons to approximately 288 million tons and included a train loadout facility, maintenance and processing facilities and a developed open pit.

The purchase price consisted of the assumption of the responsibility to reclaim the existing Clovis Point open pit of which the Company recorded a liability of $7,957,000 and the payment of overriding royalties to Kerr McGee if and when coal is produced from the acquired properties. Wyodak Resources is not obligated to mine the coal.

RECLAMATION

Under its mining permit, Wyodak Resources is required to reclaim all land where it has mined coal reserves. The cost of reclaiming the land is accrued as the coal is mined. While the reclamation process takes place on a continual basis, much of the reclamation occurs over an extended period after the area is mined. Approximately $700,000 is charged to operations as reclamation expense annually. As of December 31, 1997, accrued reclamation costs were approximately $16,700,000 which includes $7,957,000 for the Clovis Point Mine Acquisition.

PRICE RISK MANAGEMENT ACTIVITIES

The Company utilizes a variety of financial instruments to hedge the impact of price fluctuations on its oil and gas production and energy marketing operations. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company utilizes deferral (hedge) accounting in conjunction with such financial instruments; gains or losses from changes in the market value of the financial instruments are deferred until the gain or loss on the hedged item is recognized.

Financial instruments are classified as being used for a hedge only if the instrument reduces the risk of the underlying hedged item and is designated at the inception as a hedge with respect to the hedged item.

The primary financial instruments the Company uses in managing its price risk exposure are exchange traded natural gas futures contracts and over-the-counter natural gas and crude oil swaps, collar and option contracts. The Company would be exposed to credit losses in the event of nonperformance by the counterparties that have issued the financial instruments. The Company does not expect that the counterparties will fail to meet their obligations, based on the Company's review of the financial condition of the counterparties and/or their credit ratings.

At December 31, 1997, the Company has fixed rate for floating rate price swaps to hedge crude oil price risk for 15,000 barrels of oil per month at prices ranging from $19.00 per barrel to $20.93 per barrel. In addition, the Company has fixed rate for floating rate price swaps on 3.9 bcf of natural gas to hedge fixed price sales commitments in a similar quantity.

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

Net pension expense for the Plan was as follows:

                                   1997          1996         1995
                                           (in thousands)
Service cost                    $    931       $   874      $    802
Interest cost                      2,383         2,239         2,169
Return on assets:
   Actual                        (10,278)       (4,477)       (5,204)
  Deferred                         7,022         1,502         2,603
Net pension expense             $     58       $   138       $   370
Actuarial assumptions:
  Discount rate                      7.5%          7.5%          7.5%
  Expected long-term rate
   of return on assets              10.5%         10.5%         10.5%
  Rate of increase in
   compensation levels                 5%            5%            5%

Funding information for the Plan as of October 1 each year was as follows:

                                      1997            1996
                                         (in thousands)
Fair value of plan assets           $40,435         $31,953
Projected benefit obligation        (33,025)        (32,722)
                                      7,410            (769)
Unrecognized:
  Net loss (gain)                    (7,579)            659
  Prior service cost                    618             707
  Transition asset                     (271)           (361)
Prepaid pension cost                $   178         $   236
Accumulated benefit obligation      $27,133         $26,376
Vested benefit obligation           $25,995         $25,266

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The plans are nonqualified defined benefit plans. Expenses recognized under the plans were $94,000, $498,000 and $350,000 in 1997, 1996 and 1995, respectively.

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

The net periodic postretirement cost for the Company was as follows:

                              1997          1996         1995
                                        (in thousands)
Service cost                  $168          $166         $211
Interest cost                  329           304          429
Amortization of transition     150           150          150
  obligation
Amortization of (gain) loss     (5)           (1)          79

                              $642          $619         $869

Funding information as of October 1 was as follows:

                                            1997         1996
                                            (in thousands)
Accumulated postretirement benefit
  obligation:
  Retirees                                 $1,588      $1,743
  Fully eligible active participants          671         756
  Other active participants                 1,668       1,941
Unfunded accumulated postretirement
  benefit obligation                        3,927       4,440
Unrecognized net gain                       1,067         173
Unrecognized transition obligation         (2,247)     (2,397)
                                           $2,747      $2,216

For measurement purposes, a 9.5 percent annual rate of increase in healthcare benefits was assumed for 1998; the rate was assumed to decrease gradually to 6 percent in 2005 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the healthcare cost trend assumption would increase the net periodic postretirement cost by approximately $130,000 annually or 24.3 percent. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent.

(9)  INCOME TAXES

Income tax expense for the years indicated was:

                                             1997        1996       1995
                                                    (in thousands)
Current                                    $11,869      $11,706     $  8,640
Deferred                                     3,107        2,533        2,600
Tax credits, net                              (650)        (661)        (503)
                                           $14,326      $13,578      $10,737

The temporary differences which gave rise to the net deferred tax liability at December 31, 1997 and 1996 were as follows:

                                                                   Net Deferred
                                                                      Income
                                                                     Tax Asset
December 31, 1997                        Assets      Liabilities     Liability
                                                   (in thousands)
Accelerated depreciation and
 other plant-related differences        $      -       $45,508       $(45,508)
Regulatory asset                           2,136             -          2,136
Regulatory liability                           -         1,415         (1,415)
Unamortized investment tax credits         1,405             -          1,405
Mining development and oil exploration     1,417         5,342         (3,925)
Employee benefits                          2,426           103          2,323
Other                                        677           642             35
                                        $  8,061       $53,010       $(44,949)

                                                                    Net Deferred
                                                                       Income
                                                                      Tax Asset
December 31, 1996                          Assets     Liabilities    (Liability)
                                                     (in thousands)
Accelerated depreciation and
 other plant-related differences         $      -       $42,088       $(42,088)
Regulatory asset                            2,309             -          2,309
Regulatory liability                            -         1,415         (1,415)
Unamortized investment tax credits          1,580             -          1,580
Mining development and oil exploration      1,417         4,220         (2,803)
Employee benefits                           2,107            97          2,010
Other                                         559           442            117
                                           $7,972       $48,262       $(40,290)

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                           1997           1996           1995

Federal statutory rate                     35.0%          35.0%          35.0%
Regulatory asset recognition               (1.3)          (1.7)          (1.9)
Amortization of investment tax credits     (1.1)          (1.5)          (1.4)
Tax-exempt interest income                 (0.9)          (0.6)          (0.8)
Percentage depletion in excess of cost     (0.7)          (0.5)          (0.4)
Other                                      (0.3)           0.2           (0.9)
                                           30.7%          30.9%          29.6%

(10)   OIL AND GAS RESERVES  (Unaudited)

Western Production has interests in 484 producing oil and gas properties in eight states. Western Production also holds leases on approximately 42,200 net undeveloped acres.

The following table summarizes Western Production's quantities of proved developed and undeveloped oil and natural gas reserves, estimated using constant year-end product prices, as of December 31, 1997, 1996 and 1995, and a reconciliation of the changes between these dates. These estimates are based on reserve reports by Ralph E. Davis Associates, Inc. (an independent engineering company selected by the Company). Such reserve estimates are based upon a number of variable factors and assumptions which may cause these estimates to differ from actual results.

                                 1997              1996               1995
                             Oil      Gas      Oil      Gas       Oil      Gas
                              (in thousands of barrels of oil and MCF of gas)
Proved developed and
 undeveloped reserves:
 Balance at begin. of year  2,386    10,972   1,612    7,658     1,438    9,080
 Production                  (299)   (1,747)   (286)  (1,718)     (266)  (1,986)
 Additions                  1,146     3,498     404    5,098       168    4,106
 Property sales               (10)     (393)     (9)    (312)     (103)    (843)
 Revisions to previous
  estimates                  (728)   (3,278)    665      246       375   (2,699)
 Balance at end of year     2,495     9,052   2,386   10,972     1,612    7,658
Proved developed reserves
 at end of year included
 above                      2,035     6,821   2,376    9,633     1,606    6,370

Year-end prices            $16.34     $2.32  $24.04    $3.20    $18.50 $   1.90


(11)  SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

The four primary segments of the Company's business are its electric operations, coal mining operations, oil and gas operations and energy marketing operations. The following table summarizes certain information specifically identifiable with each segment as of, or for, the years ended December 31.

                                            1997         1996         1995
                                                   (in thousands)

Assets at year-end:
  Electric                                $385,325     $382,753    $380,256
  Coal mining                               48,295       55,470      45,224
  Oil and gas                               31,449       29,131      23,350
  Energy marketing                          43,672            -           -
                                          $508,741     $467,354    $448,830
Depreciation, depletion and amortization:
  Electric                                $ 14,608     $ 16,104    $ 11,943
  Coal mining                                3,188        2,981       3,575
  Oil and gas                                4,275        3,709       4,142
  Energy marketing                             240            -           -
                                          $ 22,311     $ 22,794    $ 19,660
Capital expenditures:
   NS #2 (includes AFDC)                  $      -     $      -    $ 33,219
  Other electric                            12,583       12,822      11,242
  Coal mining                                1,527        2,169       1,546
  Oil and gas                                7,076        9,585       5,888
  Energy marketing                           7,232            -           -
                                          $ 28,418     $ 24,576    $ 51,895



(12)  SUPPLEMENTARY INCOME STATEMENT INFORMATION

Taxes Other than Income Taxes

                                            1997         1996         1995
                                                    (in thousands)
Property                                  $  4,326     $  4,368     $  3,696
Production and severance                     3,654        4,105        3,385
Payroll                                      1,332        1,307        1,402
Black lung                                   1,310        1,320        1,263
Federal reclamation                          1,138        1,135        1,027
Other                                          225          225          208
                                           $11,985      $12,460      $10,981

(13)  ACQUISITIONS

      In July 1997, Black Hills Capital Group acquired the assets and hired the operational management of Jomax Partners, L.P. as successor and survivor of Wickford Energy Marketing, L.C. and Wickford Energy Marketing Canada Company. In March 1998, Wickford was renamed Black Hills Energy Resources, Inc. Black Hills Energy Resources is headquartered in Houston, Texas with a natural gas sales office Calgary, Alberta, Canada and crude oil sales offices in Tulsa, Oklahoma and Midland, Texas. Black Hills Energy Resources is a "niche" wholesale natural gas and crude oil marketing company with expertise in Gulf Coast and Canadian Supply, targeting natural gas markets in the East Coast and Midwest and crude oil markets primarily in the Southwest.

      The Company accounted for this acquisition using the purchase method. Results of operations since the acquisition date are included in the consolidated results.

      The Company recorded goodwill and intangible assets resulting from the acquisition. The Company is amortizing the goodwill and intangible assets over the expected benefit periods of 15 years and 5 years, respectively, using the straight-line method.

      The following, unaudited proforma financial information assumes the acquisition occurred at January 1, 1996, in thousands, except per share amounts:

                                                  1997         1996
                                                     (unaudited)
Revenues                                        $506,188     $391,618
Net income                                      $ 33,010     $ 32,771
Earnings per share - basic and diluted          $   1.52     $   1.51

      FINANCIAL STATISTICS

Years ended December 31,          1997      1996       1995      1994     1993
TOTAL ASSETS (in thousands)     $508,741  $467,354   $448,830  $436,877 $352,853

PROPERTY AND INVESTMENTS
 (in thousands)
 Total property and
  investments                   $598,306  $581,537   $557,642  $519,296 $433,143
 Accumulated depreciation
  and depletion                  197,179   181,103    164,383   156,046  144,492
 Capital expenditures
  (includes AFDC)                 28,418    24,576     51,895   103,059   40,290

CAPITALIZATION (in thousands)
  Long-term debt                $163,360  $164,691   $166,069  $128,925 $ 85,274
  Common stock equity            205,403   193,175    182,342   175,410  168,089

    Total capitalization        $368,763  $357,866   $348,411  $304,335 $253,363

CAPITALIZATION RATIOS
  Long-term debt                   44.3%     46.0%      47.7%     42.4%    33.7%
  Common stock equity              55.7      54.0       52.3      57.6     66.3
    Total                         100.0%    100.0%     100.0%    100.0%   100.0%

AVERAGE INTEREST RATE ON
 LONG-TERM DEBT                     8.1%      8.1%       8.1%      8.5%     9.0%

NET INCOME AVAILABLE FOR
  COMMON STOCK
  (in thousands)                 $32,359   $30,252    $25,590   $23,805  $22,946

DIVIDENDS PAID ON COMMON
 STOCK (in thousands)            $20,540   $19,930    $19,312   $18,920  $17,720

COMMON STOCK DATA
 (in thousands)*
  Shares outstanding,
   average                        21,692    21,660     21,614    21,509   20,717
  Shares outstanding,
   end of year                    21,705    21,675     21,638    21,579   21,405

  Earnings per average
   share, in dollars               $1.49     $1.40      $1.19     $1.11    $1.11
  Dividends paid per
   share, in dollars                0.95     $0.92      $0.89     $0.88    $0.85
  Book value per share,
   end of year, in
   dollars                         $9.46     $8.91      $8.43     $8.13    $7.85

RETURN ON COMMON STOCK
 EQUITY (year-end)                 15.8%     15.7%      14.0%     13.6%    13.7%

ALLOWANCE FOR FUNDS USED
   DURING CONSTRUCTION AS
   PERCENT OF NET INCOME            0.6%      1.2%      22.9%     16.7%     3.2%

*Common Stock Data has been restated to reflect the 3-for-2 stock split on March 10, 1998.


ELECTRIC OPERATION STATISTICS

Years ended December 31,    1997       1996        1995      1994       1993
ELECTRIC ENERGY GENERATED
 AND PURCHASED
 (megawatt hours)
  Generated, net station
   output                 1,803,350  1,659,671  1,320,630  1,108,530  1,227,084
  Purchased and net
   interchange              503,242    380,106    473,175    595,872    435,990
   Total generated and
    purchased             2,306,592  2,039,777  1,793,805  1,704,402  1,663,074
  Company use and losses    (94,633)   (80,106)   (87,512)   (65,651)   (61,336)
  Total electric energy
   sales                   2,211,959  1,959,671  1,706,293  1,638,751  1,601,738

ELECTRIC ENERGY SALES
  (megawatt hours)
  Residential                392,059    406,658    383,929    368,953    370,736
  General and commercial     547,624    541,463    513,854    495,909    469,496
  Industrial                 556,554    555,601    552,829    583,258    568,316
  Public authorities          22,583     25,083     23,164     23,051     22,621
  Sales for resale           413,527    181,766    171,942    166,580    162,789
  Total firm electric
   energy sales            1,932,347  1,710,571  1,645,718  1,637,751  1,593,958
  Non-firm sales             279,612    249,100     60,575      1,000      7,780
  Total electric energy
   sales                   2,211,959  1,959,671  1,706,293  1,638,751  1,601,738

ELECTRIC REVENUE
 (in thousands)
  Residential             $   32,178  $  33,230  $  30,433  $  28,574  $  27,064
  General and commercial      41,452     41,307     37,663     35,390     32,295
  Industrial                  26,802     26,915     26,495     27,318     25,901
  Public authorities           1,843      1,970      1,775      1,718      1,537
  Sales for resale            16,181      8,189      7,625      7,460      7,122
   Total firm electric
    revenue                  118,456    111,611    103,991    100,460     93,919
  Non-firm electric revenue    3,760      2,985        741          -        202
  Other electric revenue       4,281      4,122      4,051      4,296      4,034
   Total electric revenue   $126,497   $118,718   $108,783   $104,756  $  98,155

ELECTRIC CUSTOMERS
 (end of year)
  Residential                 46,656     46,146     45,886     45,060     44,657
  General and commercial       9,431      9,280      8,958      8,732      8,507
  Industrial                      39         37         35         36         41
  Public authorities             141        137        138        130        124
  Other electric utilities         2          1          1          1          1
  Total electric customers    56,269     55,601     55,018     53,959     53,330

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure have occurred.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 19, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of all executive officers of the Company. There are no family relationships among them. Officers are normally elected annually.

Daniel P. Landguth, 51, Chairman, President and Chief Executive Officer of
  Black Hills Corporation
  Mr. Landguth was elected to his present position in January 1991.

Roxann R. Basham, 36, Vice President - Finance and Secretary/Treasurer
  Ms. Basham was elected to her present position on December 9, 1997. She had served as Secretary/Treasurer since 1993. She had served as Assistant Secretary/Treasurer since May 1991.

David R. Emery, 35, Vice President - Fuel Resources
  Mr. Emery was elected to his present position in January 1997. He had served as General Manager of Western Production Company since June 1993 and Petroleum Engineer since 1989.

Gary R. Fish, 39, Vice President - Corporate Development
  Mr. Fish was elected to his present position in October 1996. He had served as Controller since 1988.

Everett E. Hoyt, 58, President and Chief Operating Officer of Black Hills Power
  Mr. Hoyt was elected to his present position in October 1989.

James M. Mattern, 43, Vice President - Corporate Administration and Assistant to the CEO
  Mr. Mattern was elected to his present position in September 1997. He had served as Vice President - Corporate Administration since January 1994 and had served as Director of Human Resources since 1991.

Thomas M. Ohlmacher, 46, Vice President - Power Supply
  Mr. Ohlmacher was elected to his present position on August 1, 1994. He had served as Director of Power Generation since 1993 and Director of Electric Operations since 1991.

Mark T. Thies, 34, Controller
  Mr. Thies was elected to his present position on May 1, 1997. Previously, Mr. Thies had served in a number of accounting positions, most recently as Assistant Controller, at InterCoast Energy Company, a wholly owned subsidiary of MidAmerican Energy Holdings Company since 1990.

Kyle D. White, 38, Vice President - Energy Services
  Mr. White was elected to his present position on January 29, 1998. He had served as Director of Strategic Marketing and Sales since 1993. He had served as Manager, Rates and Regulatory Affairs since 1991.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding management remuneration and transactions is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 19, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy statement for the Annual Shareholders' Meeting to be held May 19, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 19, 1998.

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

     3.  Exhibits

         *3(a)  Restated Articles of Incorporation dated May 24, 1984 (Exhibit
                 3(I) to Form 8-K dated June 7, 1994, File No. 1-7978).

         *3(b)  Bylaws dated January 30, 1997. (Exhibit 3(b) to Form 10-K for
                 1997.)

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


         *4(d)   Indentures of Trust dated as of
                 June 1, 1992, City of Gillette, Campbell County, Wyoming; Lawrence County, South Dakota; Pennington County, South Dakota; Weston County Wyoming; and Campbell County, Wyoming; to Norwest Bank Minnesota, National Association, as Trustee (Exhibits 10(n), 10(q), 10(s), 10(u), and 10(w), to Form 10-K
                 for 1992).

         *10(a)  Agreement for Transmission Service
                 and The Common Use of Transmission Systems dated January 1, 1986, among the Company, Basin Electric Power Cooperative, Rushmore Electric Power Cooperative, Inc., Tri-County Electric Association, Inc., Black Hills Electric Cooperative, Inc. and Butte Electric Cooperative, Inc. (Exhibit 10(d) to Form 10-K for 1987).

         *10(b)  Restated and Amended Coal Supply
                 Agreement for NS #2 dated February 12, 1993 (Exhibit 10(c) to Form 10-K for 1992).

         *10(c)  Coal Leases between Wyodak
                 Resources Development Corp. and the Federal Government -Dated May 1, 1959, (Exhibit 5(i) to Form S-7, File
                  No.2-60755)
                   -Modified January 22, 1990 (Exhibit 10(h) to Form 10-K for
                    1989)
                 -Dated April 1, 1961 (Exhibit 5(j) to Form S-7, File
                  No.2-60755)
                   -Modified January 22, 1990 (Exhibit 10(i) to Form 10-K for
                    1989)
                 -Dated October 1, 1965 (Exhibit 5(k) to Form S-7, File
                  No.2-60755)
                   -Modified January 22, 1990 (Exhibit 10(j) to Form 10-K for
                    1989)

         *10(d)  Further Restated and Amended Coal
                 Supply Agreement dated May 5, 1987 between Wyodak Resources Development Corp. and Pacific Power & Light Company (Exhibit 10(k) to Form 10-K for 1987).

          10(e)  Second Restated and Amended Power
                 Sales Agreement dated September 29, 1997, between PacifiCorp and the Company.

         *10(f)  Coal Supply Agreement for Wyodak
                 Unit #2 dated February 3, 1983, and Ancillary Agreement dated February 3, 1982, between Wyodak Resources Development Corp. and Pacific Power & Light Company and the Company (Exhibit
                 10(o) to Form 10-K for 1983).   Amendment to Agreement for
                 Coal Supply for Wyodak #2 dated May 5, 1987 (Exhibit 10(o) to Form 10-K for 1987).

          10(g)  Third Restated Electric Power and
                 Energy Supply and Transmission Agreement dated January 1, 1998, by and between the Company and the City of Gillette, Wyoming.

         *10(h)  Reserve Capacity Integration
                 Agreement dated May 5, 1987, between Pacific Power & Light Company and the Company (Exhibit 10(u) to Form 10-K for 1987).

         *10(i)  Compensation Plan for Outside
                 Directors (Exhibit 10(bb) to Form 10-K for 1992).

         *10(j)  The Amended and Restated Pension
                 Equalization Plan of Black Hills Corporation dated January 27, 1995 (Exhibit 10 (ad) to Form 10-K for 1994).

         *10(k)  The Amended and Restated Pension
                 Plan of Black Hills Corporation (Exhibit 10 (ad) to Form 10-K for 1994).

         *10(l)  Agreement for Supplemental Pension
                 Benefit for Everett E. Hoyt dated January 20, 1992 (Exhibit 10(gg) to Form 10-K for 1992).

         *10(m)  Power Integration Agreement, dated
                 September 9, 1994, between the Company and Montana-Dakota Utilities Co., a Division of MDU Resources Group, Inc. (Exhibit 10(gg) to Form 8-K dated September 12, 1994, File No. 1-7978).

         *10(n)  Change in Control Agreements dated
                 January 30, 1996 for Daniel P. Landguth, Everett E. Hoyt, Thomas M. Ohlmacher, James M. Mattern, Roxann R. Basham and Gary R. Fish (Exhibit 10(af) to Form 10-K for 1995).

         *10(o)  Marketing, Capacity and Storage
                 Service Agreement between Black Hills Corporation and PacifiCorp dated September 1, 1995 (Exhibit 10(ag) to Form 10-K for 1995).

          10(p)  Change in Control Agreement dated
                 February 1, 1997 for David R. Emery.

          10(q)  Change in Control Agreement dated
                 May 1, 1997 for Mark T. Thies.

          10(r)  Change in Control Agreement dated
                 December 31, 1997 for Kyle D. White.

          10(s)  Black Hills Corporation 1996 Stock Option Plan.

          10(t)  The Outside Directors Stock Based Compensation Plan.

          10(u)  Assignment of Mining Leases and
                 Related Agreement effective May 27, 1997, between Wyodak Resources Development Corp. and Kerr-McGee Coal Corporation. Included in this Agreement are coal leases between Wyodak Resources Development Corp. and the Federal Government and the State of Wyoming, as modified by the decision dated May 27, 1997 from the U.S. Department of the Interior - Bureau of Land Management.

     21  Subsidiaries of the Registrant.

     23a Consent of Independent Public Accountants with respect to Annual
         Report on Form 10-K.

     23b Consent of Independent Public Accountants with respect to Annual
         Report on Form 11-K.

     27  Financial Data Schedule.

     99 Annual Report on Form 11-K of the Black Hills Corporation Employee Stock Purchase Plan for the year ended December 31, 1997.


     *   Exhibits incorporated by reference.

(b) The Company filed a report on Form 8-K on October 10, 1997 relating to the renegotiated Power Sales Agreement with Pacific Power.
(c)  See (a) 3. above.
(d)  See (a) 2. above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BLACK HILLS CORPORATION


                                            By  /s/ DANIEL P. LANDGUTH
                                            Daniel P. Landguth, Chairman,
                                            President and Chief Executive
					       Officer


Dated: March 9, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ DANIEL P. LANDGUTH                Director and Principal    March 9, 1998
Daniel P. Landguth, Chairman,             Executive Officer
President, and Chief Executive Officer

  /s/ ROXANN R. BASHAM              Principal Financial Officer   March 9, 1998
Roxann R. Basham, Vice President-Finance,
and Corporate Secretary/Treasurer

  /s/ MARK T. THIES                 Principal Accounting Officer  March 9, 1998
Mark T. Thies, Controller

  /s/ ADIL M. AMEER                         Director              March 9, 1998
Adil M. Ameer

  /s/ GLENN C. BARBE                        Director              March 9, 1998
Glenn C. Barber

  /s/ BRUCE B. BRUNDAGE                     Director              March 9, 1998
Bruce B. Brundage

  /s/ JOHN R. HOWARD                        Director              March 9, 1998
John R. Howard

  /s/ EVERETT E. HOYT                  Director and Officer       March 9, 1998
Everett E. Hoyt (President and Chief
Operating Officer of Black Hills Power)

  /s/ KAY S. JORGENSEN                      Director              March 9, 1998
Kay S. Jorgensen

  /s/ THOMAS J. ZELL                        Director              March 9, 1998
Thomas J. Zeller




BOARD OF DIRECTORS AND OFFICERS


BOARD OF DIRECTORS                          OFFICERS

Daniel P. Landguth                          Daniel P. Landguth
     Chairman of the Board, President and       Chairman of the Board,President
     Chief Executive Officer of the Company     and Chief Executive Officer

Adil M. Ameer                               Roxann R. Basham
     President and Chief Executive Officer      Vice President - Finance and
     Rapid City Regional Hospital               Corporate Secretary/Treasurer

Glenn C. Barber                             David R. Emery
     President and Chief Executive Officer      Vice President - Fuel Resources
     Glenn C. Barber & Associates, Inc.

Bruce B. Brundage                           Gary R. Fish
     President and Director                     Vice President - Corporate
     Brundage & Company                         Development

John R. Howard                              Everett E. Hoyt
     President                                   President and Chief Operating
     Industrial Products, Inc.                   Officer of Black Hills Power
                                                 and Light Company

Everett E. Hoyt                             James M. Mattern
     President and Chief Operating Officer       Vice President-Corporate
     Black Hills Power and Light Company         Administration and Assistant
                                                 to the CEO

Kay S. Jorgensen                            Thomas M. Ohlmacher
     Owner - Jorgensen-Thompson                  Vice President-Power Supply
     Creative Broadcast Services; and
     South Dakota Legislative Representative
     Lawrence County, South Dakota

Thomas J. Zeller                            Mark T. Thies
     President                                   Controller
     RE/SPEC Inc.

                                            Kyle D. White
                                                 Vice President-Energy Services
                                                 Black Hills Power and Light
                                                 Company