Form 10-Q
period 1998-03-31
BLACK HILLS CORP
filed 1998-05-13
CIK 12400

Securities and Exchange Commission
                        Washington, D.C.  20549
                               Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

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

              Yes     X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

          Class                          Outstanding at April 30, 1998

Common stock, $1.00 par value                 21,711,598  shares

                           BLACK HILLS CORPORATION

                                  I N D E X

                                                          				 Page
                                             				             NUMBER

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets-                   3-4
                March 31, 1998, December 31, 1997
                and March 31, 1997

               Consolidated Statements of Income-               5
                Three and Twelve Months
                Ended March 31, 1998 and 1997

               Consolidated Statements of Cash Flows-           6
                Three and Twelve Months
                Ended March 31, 1998 and 1997

               Notes to Consolidated Financial Statements     7-9

Item 2.        Management's Discussion and Analysis of      10-12
                Financial Position and Results of Operations


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                 13

Item 6.      Exhibits and Reports on Form 8-K                  13

Signatures                                                     14

                             BLACK HILLS CORPORATION

                            Consolidated Balance Sheets
                                 Unaudited              Unaudited
                                 March 31  December 31   March 31
                                  1998        1997         1997
                                         (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $ 20,793      $ 16,774         $ 17,831
  Securities available for sale       19,313        13,969           15,270
  Receivables, net
    Customers                         57,292        39,639           12,603
    Other                              3,269         3,414            2,362
  Materials, supplies, and fuel        8,397         8,642            7,895
  Prepaid expenses                     1,986         1,571            1,585
                                     111,050        84,009           57,546

Property and investments:
  Electric                           489,036       487,424          480,158
  Coal mining                         53,039        52,804           53,388
  Oil and gas                         53,043        52,412           46,344
  Other                                6,299         5,666            4,549
                                     601,417       598,306          584,439

Less accumulated depreciation
 and depletion                      (202,481)     (197,179)        (186,182)

  Net property andinvestments        398,936       401,127          398,257

Other assets:
  Federal income taxes                 8,020         8,061            8,013
  Regulatory asset                     3,926         3,776            3,326
  Other                               11,845        11,768            4,813
                                      23,791        23,605           16,152

     Total                          $533,777      $508,741         $471,955

      See accompanying notes to consolidated financial statements.

                           BLACK HILLS CORPORATION

                         Consolidated Balance Sheets
                           Unaudited               Unaudited
                           March 31    December 31  March 31
                             1998         1997       1997
                                     (in thousands)

LIABILITIES AND CAPITALIZATION
Current liabilities:
   Current maturities of
     long-term debt      $   1,330       $   1,331        $   1,310
   Notes payable                12              23               23
   Accounts payable         51,148          32,622            5,207
   Accrued liabilities-
     Taxes                  13,633           8,040           12,725
     Interest                2,988           3,991            2,996
     Other                   6,336           7,800            6,206
                            75,447          53,807           28,467
Deferred credits:
   Federal income taxes     53,605          53,010           49,254
   Investment tax credits    3,889           4,014            4,390
   Reclamation costs        16,840          16,664           16,446
   Regulatory liability      6,028           6,152            6,568
   Other                     6,480           6,331            5,897
                            86,842          86,171           82,555

Capitalization:
   Common stock equity-
     Common stock           21,712          21,705           14,457
     Additional paid-in
      capital               40,143          39,995           46,973
     Retained earnings     146,799         143,703          135,339
   Total common stock
    equity                 208,654         205,403          196,769
   Long-term debt          162,834         163,360          164,164
                           371,488         368,763          360,933

        Total             $533,777        $508,741         $471,955

      See accompanying notes to consolidated financial statements.

                         BLACK HILLS CORPORATION
                    Consolidated Statements of Income
                              (unaudited)

                               Three Months        Twelve Months
                                 March 31             March 31
                             1998      1997       1998         1997
                            (in thousands, except per share amounts)
Operating revenues:
  Electric                 $ 31,990   $ 32,034   $126,452    $120,447
  Coal mining                 7,924      8,125     30,878      31,372
  Oil and gas                 3,186      3,719     12,762      13,543
  Energy marketing           87,956          -    230,747           -
                            131,056     43,878    400,839     165,362
Operating expenses:
  Fuel and purchased power   95,691      9,466    263,534      34,846
  Operations and
    maintenance               8,244      7,353     32,423      30,247
  Administrative and
    general                   2,791      2,476     11,950       8,872
  Depreciation, depletion,
    and  amortization         6,139      5,579     22,851      22,967
  Taxes, other than
     income  taxes            3,218      3,298     11,906      12,599
                            116,083     28,172    342,664     109,531

Operating income (loss):
  Electric                   12,315     11,208     45,718      39,711
  Coal mining                 3,197      3,430     11,984      12,359
  Oil and gas                   272      1,068      2,110       3,761
  Energy marketing             (811)         -     (1,637)          -
                             14,973     15,706     58,175      55,831

Other income and  (expense):
  Interest expense           (3,590)    (3,479)   (14,234)    (13,954)
  Investment income             597        369      2,364       1,507
  Allowance for funds used
   during construction           29         65        151         299
  Other, net                    277       (183)        36       1,035
                             (2,687)    (3,228)   (11,683)    (11,113)

Income before
  income taxes               12,286     12,478     46,492      44,718
Income  taxes                (3,742)    (3,891)   (14,176)    (13,880)
  Net income available
    for common stock       $  8,544   $  8,587  $  32,316   $  30,838

Earnings per share -
  basic and diluted          $ 0.39   $   0.40    $  1.49     $  1.42
Weighted average common
  shares outstanding         21,712     21,681     21,699      21,669
Dividends  paid  per
  share of common stock      $ 0.25   $   0.24    $  0.96     $  0.93

      See accompanying notes to consolidated financial statements.

                        BLACK HILLS CORPORATION
                     Consolidated Statements of Cash Flows
                             (unaudited)
                                  Three Months         Twelve Months
                                    March 31             March 31
                                1998       1997       1998        1997
                                            (in thousands)
Operating activities:
  Net Income                     $ 8,544   $ 8,587   $32,316   $30,838
  Principal non-cash items-
   Depreciation, depletion,
      and amortization             6,139     5,579    22,851    22,967
   Deferred income taxes
     and investment tax credits      245       583     1,881     1,632
   Allowance for other funds
    used during construction         (18)      (36)      (81)     (151)
   (Increase) decrease in
    receivables, inventories,
    and other  current assets    (17,678)    1,754   (46,499)    2,210
    Increase  (decrease) in
      other current liabilities   21,652       696    46,971     2,140
   Other, net                       (673)     (180)      147     2,041
                                  18,211    16,983    57,586    61,677
Investing activities:
   Available  for  sale
     securities  sold              3,880     2,341    19,789    35,518
  Property additions,
    excluding allowance
    for other funds used
    during construction           (3,018)   (2,816)  (21,597)  (24,605)
  Available  for  sale
    securities  purchased         (9,224)   (6,153)  (23,832)  (37,323)
  Energy marketing assets              -         -    (7,232)        -
                                  (8,362)   (6,628)  (32,872)  (26,410)
Financing activities:
  Dividends paid                  (5,448)   (5,132)  (20,856)  (20,083)
  Common stock issued                155       139       425       470
  Net short-term borrowings          (11)     (120)      (11)     (900)
  Long-term debt issued                -         -         -         -
  Long-term debt payments           (526)     (751)   (1,310)   (1,313)
                                  (5,830)   (5,864)  (21,752)  (21,826)
  Increase (decrease) in
   cash and cash
   equivalents                     4,019     4,491     2,962    13,441

Cash and cash equivalents:
  Beginning of period             16,774    13,340    17,831     4,390
  End of period                  $20,793   $17,831   $20,793   $17,831

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                    $ 4,593   $ 4,518   $14,242   $13,968
     Income taxes                $ 2,000   $     -   $13,840   $12,016
   Assumption  of  Clovis
     Point reclamation
     liability                   $     -   $     -   $     -   $ 7,957

      See accompanying notes to consolidated financial statements.


                         BLACK HILLS CORPORATION

                   Notes to Consolidated Financial Statements
      (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report and Form 10-K)

(1)  MANAGEMENT'S STATEMENT

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 1998, December 31, 1997 and March 31, 1997, financial information and are of a normal recurring nature. The results of operations for the three and twelve months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

(2) CAPITAL STOCK

    In January, 1998, the Board of Directors declared a 3-for-2 Common Stock Split effected in the form of a stock dividend. The stock dividend was paid March 10, 1998 to shareholders of record on February 13, 1998. The common stock share and per share information in the accompanying consolidated financial statements and notes have been restated to reflect the stock distribution.

(3) NET INCOME PER SHARE

    The Company adopted the Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" in 1997 which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options. A reconciliation of these amounts is as follows (in thousands, except per share amounts):

                              Three Months Ended     Twelve Months Ended
                                 March 31                   March  31
                              1998       1997         1998          1997
Net Income                  $ 8,544    $ 8,587       $32,316      $30,838

Weighted average common
  shares outstanding:
     Basic                   21,712     21,681        21,699       21,669
     Dilutive effect of
       option plan               24          7            16            4
     Diluted                 21,736     21,688        21,715       21,673


Earnings per share
  (Basic and Diluted):        $0.39      $0.40         $1.49        $1.42



(4)  COMPREHENSIVE INCOME

     The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", effective January 1, 1998. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. There were no material differences between net earnings and comprehensive earnings for any periods presented on the accompanying financial statements.


(5)  ACCOUNTING PRONOUNCEMENTS

     The FASB has issued two accounting pronouncements which the Company will adopt in the fourth quarter of 1998. FASB Statement NO. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also required additional disclosures with respect to products and services, geographic areas of operation, and major customers. The Company has historically presented segment information in the consolidated financial statements and related notes and as such does not expect adoption of the disclosures requirements of this pronouncement will have a material impact on its financial statements.

     FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

     In March, 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expense. The Company has not yet determined when they will adopt the new Statement. The effect of adoption is not expected to materially affect the Company's financial position or result operations.

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


LIQUIDITY, CAPITAL RESOURCES, AND COMMITMENTS

      In the past the Company has depended upon internally generated funds, issuance of short and long-term debt and sales of common stock to finance its activities. It is expected that future activities will also be financed by the most appropriate mix of these various sources of funds.

     The Company currently has bank lines of credit totaling $12,000,000, which provide for interim borrowings and the opportunity for timing of permanent financing. The Company had no balances outstanding under these lines of credit on March 31, 1998. There are no compensating balance requirements associated with these lines of credit.

    In addition to the above lines of credit, Black Hills Energy Resources, Inc. has an uncommitted demand credit facility for up to $65 million. This facility allows $50 million for a transactional line of credit and $15 million overdraft line of credit. This facility is used to support the issuance of letters of credit. At March 31, 1998, Black Hills Energy Resources has approximately $28 million of outstanding letters of credit.

    In addition to the above lines of credit, Wyodak Resources Development Corp. has guaranteed a $15,000,000 line of credit for Enserco Energy, Inc. to use to guarantee letters of credit. At March 31, 1998, there were no balances outstanding on this line of credit.


RESULTS OF OPERATIONS

      Black Hills Corporation is an energy company consisting of four principal businesses: electric, coal mining, oil and gas production, and crude oil and natural gas marketing.

     Consolidated net income was $8,544,000 for the three months ended and $32,316,000 for the twelve months ended March 31, 1998, representing stable earnings and an increase of 5 percent, respectively. The increase in earnings for the twelve months ended March 31, 1998 was primarily due to increased sales volumes for the electric operations, resulting from sales to Montana-Dakota Utilities, Sheridan, Wyoming load, which commenced January 1, 1997, partially offset by lower oil and gas commodity prices, mild weather and weak market conditions in the areas served by the energy marketing companies. Consolidated revenues and fuel and purchased power expense increased for the three and twelve months ended March 31, 1998 primarily due to oil and natural gas purchases and sales from the energy marketing operations.

    Consolidated revenue and income from continuing operations provided by the four businesses as a percentage of the total were as follows:

                          Three Months Ended      Twelve Months Ended
                               March 31                March  31
                           1998      1997          1998         1997

REVENUES
Electric                    25%       73%          32%           73%
Coal mining                  6        19            8            19
Oil and gas                  2         8            3             8
Energy marketing            67         -           57             -
                           100%      100%         100%          100%

NET INCOME/(LOSS)

Electric                    75%       64%          71%           61%
Coal mining                 28        29           28            31
Oil and gas                  2         8            5             9
Energy marketing
  and Other                 (5)       (1)          (4)           (1)
                           100%      100%         100%          100%


     Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):


CAPITAL EXPENDITURES
(includes AFDC)
Electric                  $2,162    $1,490     $13,254      $13,251
Coal mining                  245       205       1,546        1,988
Oil and gas                  630     1,126       6,699        9,439
Energy marketing               -         -       7,232            -
Other                         (1)       31         179           78
                          $3,036    $2,852     $28,910      $24,756

Depreciation, Depletion,
  AND AMORTIZATION

Electric                  $3,797    $3,821     $14,584     $16,220
Coal mining                  855       761       3,282       3,079
Oil and gas                1,342       997       4,606       3,668
Energy marketing             145         -         379           -
                          $6,139    $5,579     $22,851     $22,967


ELECTRIC OPERATIONS

    Electric revenue were stable and increased 5% for the three and twelve month periods ending March 31, 1998. Firm kilowatthour sales decreased 4 percent for the three month period due to milder weather and the Homestake reorganization, and increased 8 percent for twelve month periods due to serving the Montana-Dakota Utilities, Sheridan, Wyoming Load beginning January 1, 1997. In January the Company's third largest electric customer (5.6 percent of 1997 electric revenues), Homestake Mining Company, implemented a reorganization plan which included a temporary shutdown of its gold mine. The mine reopened in April 1998 with a reduced workforce. In addition, our low-cost generation allowed the Company to recapture a portion of the margin loss from Homestake in the spot energy market.

    Electric expenses decreased 8% and increased 3% for the three and twelve months ended March 31, 1998 due to continued cost containment and lower purchased power and fuel costs. For the twelve months ended March 31, 1998, such cost containment and lower purchased power and fuel costs partially offset additional cost associated with serving the Sheridan, Wyoming load.


MINING OPERATIONS

    Mining earnings decreased 2% and 7% for the three and twelve month periods ending March 31, 1998. Earnings decreased $658,000 for the twelve month period primarily as a result of a gain from the sale and retirement of property recognized in the fourth quarter of 1996. Tons of coal sold were relatively flat compared to the prior year.

OIL AND GAS PRODUCTION OPERATIONS

    Oil and gas earnings decreased $546,000 and $1,128,000 for the three and twelve month periods primarily as a result of decreased commodity prices. Oil and natural gas prices decreased 33 percent and 28 percent, respectively for the three month period and decreased 21 percent and 4 percent, respectively for the twelve month period ended March 31, 1998. Production increased 7 percent and 2 percent for the three and twelve month periods, respectively.

ENERGY MARKETING OPERATIONS

    Energy marketing revenues and related fuel and purchased power expenses represents the crude oil and natural gas purchases and sales of Black Hills Energy Resources, Inc. which was acquired on July 25, 1997. Crude oil and natural gas wholesale marketing operations are high-volume, low margin operations. Mild weather in the East Coast and Midwest markets served and high storage levels through the winter depressed margins for the periods. Black Hills Energy Resources marketed 306,700 mmbtus and 14,900 barrels of oil per day for the three month period ended March 31, 1998 and 258,900 mmbtus and 13,400 barrels of oil per day since the Company acquired the assets in July 1997.

                           BLACK HILLS CORPORATION

                        Part II - Other Information


Item 1.      LEGAL PROCEEDINGS

             There are no legal proceedings to be reported on for the quarter ending March 31, 1998.




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


                                      BLACK HILLS CORPORATION


                                      /S/ ROXANN R. BASHAM
                                      Roxann R. Basham, Vice President-Finance
                                      (Principal Financial Officer)


                                      /S/ MARK   T.  THIES
                                      Mark T. Thies, Controller
                                      (Principal   Accounting  Officer)


Dated:   May 11, 1998