Form 10-Q
period 1998-06-30
BLACK HILLS CORP
filed 1998-08-14
CIK 12400

Securities and Exchange Commission
                         Washington, D.C.  20549

                                Form 10-Q

X    QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

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

               Yes     X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

          Class                             Outstanding at July 31, 1998

     Common stock, $1.00 par value           21,580,506  shares









                           BLACK HILLS CORPORATION

                                  I N D E X

                                                            Page
                                                           Number

PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

          Consolidated Balance Sheets-                      3-4
            June 30, 1998, December 31, 1997
            and June 30, 1997

          Consolidated Statements of Income-                  5
            Three, Six and  Twelve Months
            Ended June 30, 1998 and 1997

          Consolidated Statements of Cash Flows-              6
            Three, Six and Twelve Months
            Ended June 30, 1998 and 1997

          Notes to Consolidated Financial Statements        7-9

Item 2.   Management's Discussion and Analysis of         10-14
          Financial Position and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  15

Item 4.   Submission of Matters to a Vote of
          Security Holders                                15-16

Item 6.   Exhibits and Reports on Form 8-K                   16

Signatures                                                   17

                                   BLACK HILLS CORPORATION

                                 Consolidated Balance Sheets
                               Unaudited                       Unaudited
                                June 30       December 31       June 30
                                 1998            1997            1997
                                            (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents  		$ 13,080       $ 16,774        $14,204
  Securities available for sale	 23,429         13,969         18,211
  Receivables, net
    Customers              			   52,806         39,639         11,636
    Other                         3,377          3,414          2,652
  Materials, supplies, and fuel   8,163          8,642          7,834
  Prepaid expenses                1,631          1,571            688
                                102,486         84,009         55,225

Property and investments:
  Electric                      491,827        487,424        493,372
  Coal mining                    53,315         52,804         52,838
  Oil and gas                    56,891         52,412         49,291
  Other                           6,459          5,666          4,301
                                608,492        598,306        599,802

Less accumulated depreciation
 and depletion                 (208,350)      (197,179)      (200,189)

  Net property and investments  400,142        401,127        399,613

Other assets:
  Federal income taxes            8,055          8,061          8,110
  Regulatory asset                4,042          3,776          3,476
  Other                          12,183         11,768          4,931
                                 24,280         23,605         16,517

     Total                     $526,908       $508,741       $471,355

       See accompanying notes to consolidated financial statements.

                         BLACK HILLS CORPORATION

                       Consolidated Balance Sheets
                                Unaudited                      Unaudited
                                 June 30     December 31        June 30
                                  1998          1997              1997
                                           (in thousands)
LIABILITIES AND CAPITALIZATION
Current liabilities:
   Current maturities of
     long-term debt            $   1,330     $   1,331         $   1,310
   Notes payable                      12            23                23
   Accounts payable               48,632        32,622             5,397
   Accrued liabilities-
     Taxes                         8,193         8,040             7,509
     Interest                      3,962         3,991             4,003
     Other                         7,220         7,800             6,986
                                  69,349        53,807            25,228
Deferred credits:
   Federal income taxes           54,216        53,010            49,995
   Investment tax credits          3,764         4,014             4,265
   Reclamation costs              17,012        16,664            16,614
   Regulatory liability            5,909         6,152             6,485
   Other                           6,627         6,331             6,111
                                  87,528        86,171            83,470

Capitalization:
   Common stock equity-
     Common stock                 21,714        21,705            14,461
     Additional paid-in
      capital                     40,189        39,995            47,065
     Retained earnings           148,884       143,703           136,967
     Treasury stock               (3,300)            -                 -
   Total common stock equity     207,487       205,403           198,493
   Long-term debt                162,544       163,360           164,164
                                 370,031       368,763           362,657

        Total                   $526,908      $508,741          $471,355
<?TABLE>

      See accompanying notes to consolidated financial statements.



                         BLACK HILLS CORPORATION
                    Consolidated Statements of Income
                               (unaudited)

                       Three Months          Six Months       TwelveMonths
                          June 30              June 30           June 30
                       1998     1997        1998      1997    1998      1997
                            (in  thousands, except per share amounts)
Operating revenues:
  Electric           $ 29,839 $ 29,347   $ 61,829  $ 61,381 $126,945 $122,815
  Coal mining           7,847    7,703     15,771    15,828   31,023   31,657
  Oil and gas           3,291    3,209      6,477     6,929   12,843   13,366
  Energy marketing    100,544        -    188,500         -  331,291        -
                      141,521   40,259    272,577    84,138  502,102  167,838
Operating expenses:
  Fuel and purchased
    power             107,357    8,816    203,048    18,282  362,150   35,731
  Operations and
    maintenance         7,809    7,524     16,055    15,086   32,709   30,734
  Administrative
    and general         3,359    2,264      6,150     4,542   12,945    8,682
  Depreciation,
    depletion, and
    amortization        6,231    5,699     12,369    11,293   23,383   22,685
   Taxes, other than
     income taxes       3,061    3,062      6,279     6,334   11,931   12,480
                      127,817   27,365    243,901    55,537  443,118  110,312
Operating income (loss):
  Electric             10,743    9,078     23,057    20,286   47,383   41,146
  Coal mining           3,109    3,103      6,305     6,533   11,989   12,468
  Oil and gas             420      713        692     1,782    1,818    3,912
  Energy marketing       (568)       -     (1,378)        -   (2,206)       -
                       13,704   12,894     28,676    28,601   58,984   57,526
Other income and  (expense):
   Interest  expense   (3,614)  (3,465)    (7,203)   (6,946) (14,380) (13,958)
  Investment income       709      459      1,306       829    2,612    1,620
  Allowance for funds
    used  during
    construction           65       43         94       109      174      209
  Other, net              160      (32)       436      (215)     223      883
                       (2,680)  (2,995)    (5,367)   (6,223) (11,371) (11,246)

Income before
  income taxes         11,024    9,899     23,309    22,378   47,613   46,280
Income taxes           (3,509)  (3,137)    (7,250)   (7,028) (14,546) (14,565)
  Net income
    available for
    common stock      $ 7,515  $ 6,762    $16,059   $15,350  $33,067  $31,715

Weighted average
  common shares
  outstanding          21,633   21,687     21,671    21,684   21,685   21,677
Earnings per share
  (basic and diluted)   $0.35    $0.31      $0.74     $0.71    $1.52    $1.46
Dividends paid per
  share of
  common stock         $0.250   $0.237     $0.500    $0.473    $.974   $0.934

       See accompanying notes to consolidated financial statements.

                        BLACK HILLS CORPORATION
                 Consolidated Statements of Cash Flows
                              (unaudited)
                         Three Months       Six Months       Twelve Months
                           June 30            June 30           June 30
                         1998   1997       1998     1997     1998     1997
                                           (in thousands)
Operating activities:
   Net  income         $ 7,515  $ 6,762   $16,059  $15,350  $33,067  $31,715
  Principal non-cash items-
   Depreciation, depletion,
   and amortization      6,231    5,699    12,369   11,293   23,383   22,685
   Deferred income
     taxes and investment
     tax credits           227      247       472      829    2,100    1,947
   Allowance for
     other funds used
     during construction   (39)     (23)      (57)     (58)     (97)     (90)
   (Increase) decrease in
     receivables,  inventories,
     and other current
     assets              4,967    1,635   (12,711)   3,389  (43,167)   4,202
   Increase (decrease)
     in other current
     liabilities        (6,098)  (3,240)   15,554   (2,544)  44,112    4,590
   Other, net              245    1,294      (794)    (440)    (769)   1,402
                        13,048   12,374    30,892   27,819   58,629   66,451
Investing activities:
Property additions,
    excluding allowance
    for other funds
    used during
    construction        (7,673)  (8,022)  (10,323)  (9,299) (21,619) (26,240)
Available for sale
    securities sold      7,343    3,638    11,223    5,979   23,494   36,057
Available  for  sale
    securities
    purchased          (11,459)  (6,579)  (20,683) (12,732) (28,712) (43,670)
Energy  marketing
   assets                    -        -         -        -   (7,232)       -
                       (11,789) (10,963)  (19,783) (16,052) (34,069) (33,853)
Financing activities:
  Dividends paid        (5,430)  (5,134)  (10,878) (10,267) (21,150) (20,236)
  Common stock
    acquire             (3,300)       -    (3,300)       -   (3,300)       -
  Common stock
    issued                  48       96       203      235      377      443
  Net short-term
    borrowings               -        -       (11)    (120)     (11)  (1,055)
  Long-term debt
    retired               (290)       -      (817)    (751)  (1,600)  (1,313)
                        (8,972)  (5,038)  (14,803) (10,903) (25,684) (22,161)
  Increase (decrease) in
   cash and cash
   equivalents          (7,713)  (3,627)   (3,694)     864   (1,124)  10,437
Cash and cash equivalents:
  Beginning of
    period              20,793   17,831    16,774   13,340   14,204    3,767
  End of period        $13,080  $14,204   $13,080  $14,204  $13,080  $14,204

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest          $ 2,640  $ 2,458   $ 7,232  $ 6,961  $14,421  $13,991
     Income taxes      $ 3,800  $ 6,500   $ 5,800  $ 6,500  $11,140  $12,366
  Assumption of
    Clovis Point
    reclamation
    liability          $     -  $     -   $     -  $     -  $     -  $ 7,957

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

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 1998, December 31, 1997 and June 30, 1997, financial information and are of a normal recurring nature. The results of operations for the three, six and twelve months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

(2) CAPITAL STOCK

    In January, 1998, the Board of Directors declared a 3-for-2 Common Stock Split effected in the form of a stock dividend. The stock dividend was distributed March 10, 1998 to shareholders of record on February 13, 1998. The common stock share and per share information in the accompanying consolidated financial statements and notes have been restated to reflect the stock distribution.

    In April 1998, the Board of Directors authorized the acquisition of up to 300,000 shares of the Company's Common Stock on the open market to fund possible future acquisitions and for other corporate purposes. At June 30, 1998, the Company has acquired 147,400 shares for such purposes and is reflected as treasury stock on the accompanying consolidated balance sheets.


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

                   Three Months Ended  Six Months Ended  Twelve Months Ended
                         June 30            June 30            June 30
                     1998       1997      1998    1997      1998     1997
Net Income          $7,515    $ 6,762    $16,059 $15,350   $33,067  $31,715

Weighted average common
  shares outstanding:
   Basic            21,633     21,687     21,671  21,684    21,685   21,677
   Dilutive effect of
     option plan        29         10         30       9        18        5
   Diluted          21,662     21,697     21,701  21,693    21,703   21,682

Earnings per share
(Basic and Diluted): $0.35      $0.31      $0.74   $0.71     $1.52    $1.46


(4)  COMPREHENSIVE INCOME

     The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", effective January 1, 1998. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. There were no material differences between net earnings and comprehensive earnings for any periods presented in the accompanying financial statements.


(5)  ACCOUNTING PRONOUNCEMENTS

     FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The Company has historically presented segment information in the consolidated financial statements and related notes and as such does not expect adoption of the disclosures requirements of this pronouncement will have a material impact on its financial statements. The Company will adopt this Statement in the fourth quarter of 1998.

     FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements. The Company will adopt this Statement in the fourth quarter of 1998.

     In March, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expense. The Company has not yet determined when they will adopt the new Statement. The effect of adoption is not expected to materially affect the Company's financial position or results of operations.

     In May 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The Statement is effective for fiscal years beginning after December 15, 1998. The Statement defines one-time start up costs and requires such costs to be expensed as incurred. The Company has not yet determined when they will adopt the new statement. The effect of adoption is not expected to materially affect the Company's financial position or results of operations.

     In  June  1998,  the  Financial  Accounting  Standards  Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

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

     The Company currently has bank lines of credit totaling $12 million which provide for interim borrowings and the opportunity for timing of permanent financing. The Company had no balances outstanding under these lines of credit on June 30, 1998. There are no compensating balance requirements associated with these lines of credit.

    In addition to the above lines of credit, Black Hills Energy Resources, Inc. has an uncommitted demand credit facility for up to $65 million. This facility allows $50 million for a transactional line of credit and $15 million overdraft line of credit. This facility is used to support the issuance of letters of credit. At June 30, 1998, Black Hills Energy Resources has approximately $33 million of outstanding letters of credit.

    In addition to the above lines of credit, Wyodak Resources Development Corp. has guaranteed a $15 million line of credit for Enserco Energy, Inc. to use to guarantee letters of credit. At June 30, 1998, there were no balances outstanding on this line of credit.


RESULTS OF OPERATIONS

      Black Hills Corporation is an energy company consisting of four principal businesses: electric, coal mining, oil and gas production, and crude oil and natural gas marketing.

     Consolidated  net income was $7,515,000, $16,059,000 and $33,067,000 for the three months, six months and twelve months ended June 30, 1998, respectively, representing an increase of 11 percent, 5 percent and 4 percent, respectively. The increase in earnings was primarily due to stable electric sales, lower purchased power expense and strong cost management, partially offset by lower oil and gas commodity prices, mild weather and weak market conditions in the areas served by the energy marketing companies. Consolidated revenues and fuel and purchased power expense increased for the three months, six months and twelve months ended June 30, 1998 primarily due to oil and natural gas purchases and sales from the energy marketing operations.

    Consolidated revenue and income from continuing operations provided by the four businesses as a percentage of the total were as follows:

                         Three Months       Six Months        Twelve Months
                            Ended             Ended              Ended
                           June 30           June 30            June 30
                       1998       1997    1998      1997     1998       1997

REVENUES
Electric                21%       73%       23%      73%         25%       73%
Coal mining              6        19         6       19           6        19
Oil and gas              2         8         2        8           3         8
Energy marketing        71         -        69        -          66         -
                       100%      100%      100%     100%        100%      100%

NET INCOME/(LOSS)

Electric                66%       62%       71%      63%         72%       62%
Coal mining             33        33        31       31          28        30
Oil and gas              4         7         3        8           4         9
Energy marketing
  and Other             (3)       (2)       (5)      (2)         (4)       (1)
                       100%      100%      100%     100%        100%      100%

     Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):

                        Three Months        Six Months        Twelve Months
                           Ended              Ended               Ended
                          June 30            June 30             June 30
                      1998       1997     1998      1997      1998      1997

CAPITAL EXPENDITURES
(includes AFDC)
Electric             $3,547     $4,666   $5,302   $4,711   $13,174    $12,734
Coal mining             274      1,335      519    1,445       580      3,367
Oil and gas           3,848      1,981    4,478    3,107     7,600     10,093
Energy marketing          -          -        -        -     7,232          -
Other                    43         63       81       94       362        136
                     $7,712     $8,045  $10,380   $9,357   $28,948    $26,330

Depreciation, Depletion,
  and Amortization

Electric             $3,797     $3,821   $7,595   $7,642   $14,561    $15,942
Coal mining             850        787    1,705    1,549     3,345      3,220
Oil and gas           1,441      1,091    2,783    2,102     4,956      3,523
Energy marketing        143          -      286        -       521          -
                     $6,231     $5,699  $12,369  $11,293   $23,383    $22,685


ELECTRIC OPERATIONS

    Electric revenues were stable for the three months and six months ended June 30, 1998 and increased 3% for the twelve months ended June 30, 1998. Firm kilowatthour sales decreased 3 percent for the three and six month periods due to milder weather and the Homestake reorganization, and increased 4 percent for the twelve month period due to serving the Montana-Dakota Utilities, Sheridan, Wyoming load beginning January 1, 1997. Industrial sales declined primarily due to Homestake Mining Company. Our low-cost generation allowed the Company to recapture a portion of the margin loss from Homestake in the spot energy market. Such spot energy sales result from additional physical energy available to sell from existing sources.

    Electric expenses decreased 6 percent, 6 percent and 3 percent for the three months, six months, and twelve months ended June 30, 1998 due to continued cost containment and lower purchased power and fuel costs. For the twelve months ended June 30, 1998, such cost containment and lower purchased power and fuel costs partially offset additional cost associated with serving the Sheridan, Wyoming load.

MINING OPERATIONS

    Mining earnings increased $277,000 and $228,000 for the three and six month periods ended June 30, 1998. Earnings decreased $370,000 for the twelve month period primarily as a result of a gain from the sale and retirement of property recognized in the fourth quarter of 1996. Tons of coal sold were relatively flat for the three months, six months and twelve months ended June 30, 1998 as compared to the prior periods.

OIL AND GAS PRODUCTION OPERATIONS

    Oil and gas earnings decreased $158,000, $704,000 and $1,372,000 for the three months, six months and twelve months ended June 30, 1998 primarily as a result of decreased commodity prices. Average oil prices decreased 18 percent, 33 percent and 25 percent for the three months, six months and twelve months ended June 30, 1998, respectively. Average gas prices increased 1 percent for the three months and decreased 16 percent and 5 percent for the six months and twelve months ended June 30, 1998, respectively. Production increased 14 percent, 11 percent and 5 percent for the three month, six month and twelve month periods, respectively.

ENERGY MARKETING OPERATIONS

    Energy marketing revenues and related fuel and purchased power expenses represents the crude oil and natural gas purchases and sales of Black Hills Energy Resources, Inc. which was acquired on July 25, 1997. Crude oil and natural gas wholesale marketing operations are high-volume, low margin operations. Mild weather in the East Coast and Midwest markets served and high storage levels through the winter depressed margins for the periods. Black Hills Energy Resources marketed 341,000 mmbtus and 16,500 barrels of oil per day for the three month period ended June 30, 1998, 334,000 mmbtus and 15,700 barrels of oil per day for the six month period and 282,100 mmbtus and 14,200 barrels of oil per day since the Company acquired the assets in July 1997. At June 30, 1998, Energy Marketing activities have occurred in crude oil and natural gas sales and have not included electricity.

ACCOUNTING PRONOUNCEMENTS

     FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The Company has historically presented segment information in the consolidated financial statements and related notes and as such does not expect adoption of the disclosures requirements of this pronouncement will have a material impact on its financial statements. The Company will adopt this Statement in the fourth quarter of 1998.

     FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements. The Company will adopt this Statement in the fourth quarter of 1998.

     In March, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expense. The Company has not yet determined when they will adopt the new Statement. The effect of adoption is not expected to materially affect the Company's financial position or results of operations.

     In May 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The Statement is effective for fiscal years beginning after December 15, 1998. The Statement defines one-time start up costs and requires such costs to be expensed as incurred. The Company has not yet determined when they will adopt the new statement. The effect of adoption is not expected to materially affect the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.
YEAR 2000 ISSUES

     The Company uses technologies throughout its operations that will be affected by year 2000 issues. During 1997, the Company implemented remediation steps to make the core business systems which are part of the Company's mid-range computer systems year 2000 compliant. The Company also has initiated a company-wide project, to be completed in 1998, to identify and assess year 2000 compliance for all other Company systems and the compliance status of its critical suppliers. The expenses related to year 2000 compliance incurred in 1998 were not material, and the Company believes the amounts that are expected to be expensed in the future for such compliance will not have a material impact on its results of operations.

     BLACK HILLS CORPORATION

                         Part II - Other Information


Item 1. LEGAL PROCEEDINGS

        There are no legal proceedings to be reported on for the quarter ending June 30, 1998.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)  The Annual Meeting of Shareholders was held on May 19, 1998.

        (b) The following Directors were elected to serve until the Annual Meeting of Shareholders in 2001.

                  Adil M. Ameer
                  Everett E. Hoyt
                  Thomas J. Zeller

             Other Directors whose term of office continues are:

                  Glenn C. Barber
                  Bruce B. Brundage
                  David C. Ebertz
                  John R. Howard
                  Kay S. Jorgensen
                  Daniel P. Landguth

        (c)  Matters Voted Upon at the Meeting

              1.   Elected  three Class III Directors to serve  until  the
                    Annual Meeting of Shareholders in 2001.

                  Adil M. Ameer
                       Votes For                                18,558,695
                       Votes Withheld                              407,313

                  Everett E. Hoyt
                       Votes For                                18,623,474
                       Votes Withheld                              342,534

                  Thomas J. Zeller
                       Votes For                                 18,637,100
                       Votes Withheld                               328,908

             2.   Ratified the  appointment  of  Arthur  Andersen  LLP to
                   serve as independent auditors of the Company

                       Votes For                                18,776,750
                       Votes Against                                66,516
                       Abstain                                     122,742
                       Broker Non-Votes                                -0-

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   EXHIBITS

             None

        b.   REPORTS ON FORM 8-K

             None

                         BLACK HILLS CORPORATION

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BLACK HILLS CORPORATION


                                                 /S/ ROXANN R. BASHAM
                                                Roxann   R.  Basham,
                                                Vice  President  - Finance
                                                 (Principal Financial Officer)


                                                /S/   MARK   T.  THIES
                                                 Mark T. Thies, Controller
                                                 (Principal Accounting Officer)


Dated:   August 14, 1998