Form 10-Q
period 1998-09-30
BLACK HILLS CORP
filed 1998-11-13
CIK 12400

Securities and Exchange Commission
                          Washington, D.C.  20549

                                 Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998.

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

               Yes     X                          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

               Class                       Outstanding at October 31, 1998

     Common stock, $1.00 par value                21,570,990  shares










                         BLACK HILLS CORPORATION

                                I N D E X

                                                         Page
                                                        Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets-                   3-4
            September 30, 1998, December 31, 1997
            and September 30, 1997

          Consolidated Statements of Income-             5
            Three, Nine and  Twelve Months
            Ended September 30, 1998 and 1997

          Consolidated Statements of Cash Flows-         6
            Three, Nine and Twelve Months
            Ended September 30, 1998 and 1997

          Notes to Consolidated Financial Statements     7-10

Item 2.   Management's Discussion and Analysis of        11-15
          Financial Position and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                              16

Item 6.   Exhibits and Reports on Form 8-K               16

Signatures                                               17









                          BLACK HILLS CORPORATION

                        Consolidated Balance Sheets
                                 Unaudited               Unaudited
                               September 30 December 31 September 30
                                    1998        1997        1997
                                           (in thousands)
Assets
Current assets:
  Cash and cash equivalents       $ 12,015    $ 16,774   $11,200
  Securities available for sale     23,951      13,969    14,579
  Receivables, net
    Customers                       58,830      39,639    43,696
    Other                            3,267       3,414     3,471
  Materials, supplies, and fuel      9,936       8,642     8,219
  Prepaid expenses                   2,307       1,571     1,125
                                   110,306      84,009    82,290

Property and investments:
  Electric                         493,727     487,424   485,787
  Coal mining                       53,460      52,804    52,843
  Oil and gas                       60,178      52,412    50,943
  Other                              6,755       5,666     4,988
                                   614,120     598,306   594,561

Less accumulated depreciation
 and depletion                   (213,990)   (197,179) (193,764)

  Net property and  investments   400,130     401,127   400,797

Other assets:
  Federal income taxes              8,068       8,061     8,268
  Regulatory asset                  4,042       3,776     3,626
  Other                            13,626      11,768    12,645
                                   25,736      23,605    24,539

     Total                       $536,172    $508,741  $507,626

       See accompanying notes to consolidated financial statements.

                          BLACK HILLS CORPORATION

                        Consolidated Balance Sheets
                                Unaudited                 Unaudited
                              September 30  December 31  September 30
                                  1998         1997         1997
                                          (in thousands)
Liabilities and Capitalization
Current liabilities:
   Current maturities of
    long-term debt             $   1,330   $   1,331   $   1,331
   Notes payable                   1,502          23       1,528
   Accounts payable               50,996      32,622      36,048
   Accrued liabilities-
     Taxes                         9,325       8,040       8,837
     Interest                      2,983       3,991       2,996
     Other                         8,035       7,800       7,103
                                  74,171      53,807      57,843

Deferred credits:
   Federal income taxes           54,765      53,010      50,792
   Investment tax credits          3,639       4,014       4,139
   Reclamation costs              17,192      16,664      16,793
   Regulatory liability            5,785       6,152       6,277
   Other                           6,826       6,331       6,327
                                  88,207      86,171      84,328

Capitalization:
   Common stock equity-
     Common stock                 21,717      21,705      14,466
     Additional paid-in
      capital                     40,238      39,995      47,158
     Retained earnings           153,105     143,703     140,471
     Treasury stock               (3,296)          -           -
   Total common stock equity     211,764     205,403     202,095
   Long-term debt                162,030     163,360     163,360
                                 373,794     368,763     365,455

        Total                   $536,172    $508,741    $507,626


See accompanying notes to consolidated financial statements.











                          BLACK HILLS CORPORATION
                     Consolidated Statements of Income
                                (unaudited)
                           Three Months     Nine  Months      Twelve Months
                           September 30     September 30      September 30
                          1998     1997     1998     1997     1998     1997
                              (in thousands, except per share amounts)
Operating revenues:
  Electric              $ 34,982 $ 33,358 $ 96,810 $ 94,738 $128,569 $125,099
  Coal mining              8,185    8,178   23,956   24,005   31,030   31,572
  Oil and gas              3,199    3,029    9,675    9,958   13,012   13,165
  Energy marketing        97,803   53,617  286,304   53,617  375,476   53,617
                         144,169   98,182  416,745  182,318  548,087  223,453
Operating expenses:
  Fuel and purchased
   power                 105,857   62,557  308,905   80,840  405,512   89,254
  Operations and
   maintenance             8,113    8,511   24,168   23,596   32,313   31,847
  Administrative and
   general                 3,194    2,936    9,348    7,478   13,136    9,523
  Depreciation, depletion,
   and amortization        6,093    5,439   18,463   16,731   24,044   22,196
  Taxes, other than
   income taxes            3,122    3,097    9,394    9,430   11,948   12,383
                         126,379   82,540  370,278  138,075  486,953  165,203
Operating income (loss):
  Electric                14,436   12,141   37,493   32,427   49,678   42,460
  Coal mining              3,433    3,198    9,737    9,731   12,224   12,362
  Oil and gas                267      494      959    2,276    1,591    3,619
  Energy marketing          (346)    (191)  (1,722)    (191)   2,359)    (191)
                          17,790   15,642   46,467   44,243   61,134   58,250
Other income and  (expense):
  Interest expense        (3,656)  (3,559) (10,860) (10,516) (14,470) (14,032)
  Investment income          771      585    2,077    1,412    2,799    1,805
  Allowance for funds used
   during construction        54       44      148      152      184      141
  Other, net                (513)    (197)     (96)    (409)    (112)     553
                          (3,344)  (3,127)  (8,731)  (9,361) (11,599) (11,533)
Income before income
 taxes                    14,446   12,515   37,736   34,882   49,535   46,717
Income taxes              (4,830)  (3,871) (12,079) (10,898) (15,508) (14,600)
Net income available
 for common stock        $ 9,616  $ 8,644  $25,657  $23,984  $34,027  $32,117

Weighted average common shares
  outstanding (Basic):    21,577   21,696   21,639   21,689   21,655   21,685
            (Diluted):    21,633   21,707   21,676   21,698   21,684   21,690
Earnings per share
              (Basic):     $0.45    $0.40    $1.19    $1.11    $1.57    $1.48
            (Diluted):     $0.44    $0.40    $1.18    $1.11    $1.57    $1.48

Dividends paid per share
 of common stock          $0.250   $0.237   $0.750   $0.710   $0.987   $0.940

See accompanying notes to consolidated financial statements.

                          BLACK HILLS CORPORATION
                   Consolidated Statements of Cash Flows
                                (unaudited)
                          Three Months     Nine  Months    Twelve Months
                          September 30     September 30    September 30
                          1998    1997     1998    1997    1998    1997
                                          (in thousands)
Operating activities:
  Net income             $ 9,616 $ 8,644   $25,657 $23,984  $34,027  $32,117
  Principal non-cash items-
   Depreciation, depletion,
    and amortization       6,093   5,439    18,463  16,731   24,044   22,196
   Deferred income taxes and
     investment tax credits  295      37       767     865    2,165    1,775
   Allowance for other funds
    used during construction (33)    (21)      (90)    (80)    (108)     (41)
   (Increase) decrease in
    receivables, inventories,
    and other current
    assets                (8,363) (33,701) (21,074) (30,312) (17,829) (26,077)
   Increase (decrease)
     in other current
     liabilities           3,332   31,089   18,886   28,546   16,355   31,943
   Other, net             (1,218)    (668)  (2,135)  (1,267)    (323)    (833)
                           9,722   10,819   40,474   38,467   58,331   61,080
Investing activities:
Property additions, excluding
 allowance for other
 funds used during
 construction             (5,902)  (6,325) (16,104) (15,463) (22,431) (25,362)
Available for sale
 securities sold             586   11,764   11,810   17,743   12,317   44,623
Available for sale
 securities purchased     (1,108)  (8,132) (21,792) (20,864) (21,689) (48,517)
Energy marketing assets        -   (6,810)       -   (6,810)       -   (6,810)
                          (6,424)  (9,503) (26,086) (25,394) (31,803) (36,066)
Financing activities:
  Dividends paid          (5,395)  (5,140) (16,255) (15,397) (21,392) (20,392)
  Treasury stock, net         (4)       -   (3,296)       -   (3,296)       -
  Common stock issued         60       98      255      333      331      415
  Net short-term
   borrowings              1,490    1,505    1,479    1,385      (26)     180
  Long-term debt retired    (514)    (783)  (1,330)  (1,534)  (1,330)  (1,546)
                          (4,363)  (4,320) (19,147) (15,213) (25,713) (21,343)
  Increase (decrease) in
   cash and cash
   equivalents            (1,065)  (3,004)  (4,759)  (2,140)     815    3,671
Cash and cash equivalents:
  Beginning of period     13,080   14,204   16,774   13,340   11,200    7,529
  End of period          $12,015  $11,200  $12,015  $11,200  $12,015  $11,200

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest            $ 4,593  $ 4,566  $ 8,183  $11,555  $14,393  $14,047
     Income taxes        $ 3,450  $ 2,140  $ 9,250  $ 8,640  $12,450  $11,840
  Assumption of Clovis Point
  reclamation liability  $    -   $     -  $     -  $     -  $     -  $ 7,957

See accompanying notes to consolidated financial statements.


                     BLACK HILLS CORPORATION

           Notes to Consolidated Financial Statements
(Reference is made to Notes to Consolidated Financial Statements included in the Companys Annual Report and Form 10-K)

(1)  Managements Statement

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Companys 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 1998, December 31, 1997 and September 30, 1997, financial information and are of a normal recurring nature. The results of operations for the three, nine and twelve months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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

    In April 1998, the Board of Directors authorized the acquisition of up to 300,000 shares of the Companys Common Stock on the open market to fund possible future acquisitions and for other corporate purposes. At September 30, 1998, the Company has acquired 146,400 shares for such purposes and is reflected as treasury stock on the accompanying consolidated balance sheets.


(3) Net Income Per Share

    The Company adopted the Financial Accounting Standards Board
(FASB) Statement No. 128 Earnings Per Share in 1997 which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options. A reconciliation of these amounts is as follows (in thousands, except per share amounts):

             Three Months Ended   Nine Months Ended    Twelve Months Ended
                  September 30     September 30           September 30
                1998    1997       1998     1997          1998     1997
Net Income     $9,616  $8,644    $25,657  $23,984      $34,027   $32,117

Weighted average common
  shares outstanding:
   Basic       21,577  21,696     21,639   21,689       21,655    21,685
   Dilutive
    effect of
    option plan    56      11         37        9           29         5
   Diluted     21,633  21,707     21,676   21,698       21,684    21,690

Earnings per share
      (Basic):  $0.45   $0.40      $1.19    $1.11        $1.57     $1.48
    (Diluted):  $0.44   $0.40      $1.18    $1.11        $1.57     $1.48
<TABLE/>

(4)  Comprehensive Income

     The Company adopted FASB Statement No. 130, Reporting
Comprehensive Income, effective January 1, 1998.  Statement No.
130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the Companys net earnings or shareholders equity. Statement
No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the Companys available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders equity, to be included in other comprehensive earnings. There were no material differences between net earnings and comprehensive earnings for any periods presented in the accompanying financial statements.

(5)  Accounting Pronouncements

     FASB Statement No. 131 Disclosures about Segments of an
Enterprise and Related Information requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The Company has historically presented segment information in the consolidated financial statements and related notes and as such does not expect adoption of the disclosures requirements of this pronouncement will have a material impact on its financial statements. The Company will adopt this Statement in the fourth quarter of 1998.

     FASB Statement No. 132 Employers Disclosures about
Pensions and Other Postretirement Benefits - an amendment of FASB
Statements No. 87, 88, and 106 requires revised disclosures about pension and other postretirement benefit plans. The
Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements. The Company will adopt this Statement in the fourth quarter of 1998.

     In March, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The
Statement is effective for fiscal years beginning after December
15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The Company has not yet determined when they will adopt the new Statement. The effect of adoption is not expected to materially affect the Companys financial position or results of operations.

     In May 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The Statement is effective for fiscal years beginning after December 15, 1998. The Statement defines one-time start up costs and requires such costs to be expensed as incurred. The Company has not yet determined when they will adopt the new statement. The effect of adoption is not expected to materially affect the Companys financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133,
Accounting for Derivative Instruments and Hedging Activities.
The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999.The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

(6)  New Business Venture

     On September 28, 1998 the Company through Black Hills
FiberCom announced it will build a telecommunications fiber optic network. The newly formed company will invest approximately $40,000,000 over the next three years in state-of-the-art technology.



   Managements Discussion and Analysis of Financial Condition
                    and Results of Operations


Liquidity, Capital Resources, and Commitments

     In the past the Company has depended upon internally generated funds, issuance of short and long-term debt and sales of common stock to finance its activities. It is expected that future activities will also be financed by the most appropriate mix of these various sources of funds.

     The Company currently has bank lines of credit totaling $12 million which provide for interim borrowings and the opportunity for timing of permanent financing. The Company had a $250,000 balance at September 30, 1998. There are no compensating balance requirements associated with these lines of credit.

    In addition to the above lines of credit, Black Hills Energy
Resources, Inc. has an uncommitted demand credit facility for up to $65 million. This facility allows $50 million for a transactional line of credit and $15 million overdraft line of credit. This facility is used to support the issuance of letters of credit. At September 30, 1998, Black Hills Energy Resources has approximately $33 million of outstanding letters of credit.

    In addition to the above lines of credit, Wyodak Resources
Development Corp. has guaranteed a $15 million line of credit for Enserco Energy, Inc. to use to guarantee letters of credit. At
September 30, 1998, there were no balances outstanding on this line of credit.

    In September, 1998, the Company announced that it will invest approximately $40 million over the next three years in state-of-the-art technology that will offer local and long distance telephone service, expanded cable television service, Internet access and high-speed data and video services. Such investment is expected to come from the appropriate mix of internally generated funds and short-term debt.

     Black Hills FiberCom will experience operating losses over the next two to four years as it develops and constructs its network infrastructure, builds its customer base and internal staffing, and develops its systems. Management believes Black
Hills FiberComs operating losses will be offset by growth in the Companys other business segments and overall the Company should have stable or slight growth during this start up phase.


Results of Operations

     Black Hills Corporation is an energy company consisting of four principal businesses: electric, coal mining, oil and gas production, and crude oil and natural gas marketing.

     Consolidated net income was $9,616,000, $25,657,000 and $34,027,000 for the three months, nine months and twelve months ended September 30, 1998, respectively, representing an increase of 11 percent, 7 percent and 6 percent, respectively. The increase in earnings was primarily due to increased electric sales, lower purchased power expense and strong cost management, partially offset by lower oil and gas commodity prices, mild weather and weak market conditions in the areas served by the energy marketing companies. Consolidated revenues and fuel and purchased power expense increased for the three months, nine months and twelve months ended September 30, 1998 primarily due to oil and natural gas purchases and sales from the energy marketing operations.

    Consolidated revenue and income from continuing operations provided by the four businesses as a percentage of the total were as follows:

            Three Months Ended  Nine Months Ended  Twelve Months Ended
               September 30      September 30         September 30
                1998   1997       1998   1997          1998   1997
Revenues

Electric         24%    34%         23%   52%           23%    56%
Coal mining       6      8           6    13             6     14
Oil and gas       2      3           2     6             2      6
Energy marketing 68     55          69    29            69     24
                100%   100%        100%  100%          100%   100%

Net Income/(Loss)

Electric         74%    71%         72%   66%           73%    64%
Coal mining      28     27          29    29            28     30
Oil and gas       2      4           3     7             4      8
Energy marketing
  and Other      (4)    (2)         (4)   (2)           (5)    (2)
                100%   100%        100%  100%          100%   100%
<TABLE/>


     Capital expenditures and depreciation, depletion, and
amortization by business segment were as follows (in thousands):
             Three Months Ended  Nine Months Ended  Twelve Months Ended
                September 30       September 30       September 30
                 1998  1997        1998   1997        1998     1997
Capital Expenditures
(includes AFDC)

Electric        $2,267  $3,168   $7,569  $7,879     $12,272   $12,036
Coal mining        167     100      686   1,545         647     2,298
Oil and gas      3,288   2,887    7,766   5,993       9,235    10,743
Energy
 marketing          22   6,810      112   6,810         258     6,810
Other              191     191       61     126         127       326
                $5,935 $13,156  $16,194 $22,353     $22,539   $32,213

Depreciation, Depletion,
and Amortization

Electric        $3,797  $3,321  $11,392 $10,963     $15,037   $15,171
Coal mining        859     878    2,564   2,427       3,325     3,434
Oil and gas      1,292   1,142    4,075   3,243       5,107     3,493
Energy
 marketing         145      98      432      98         575        98
                $6,093  $5,439  $18,463 $16,731     $24,044   $22,196
<TABLE/>

Electric Operations

    Electric revenues increased 5 percent, 2 percent and 3 percent for the three, nine and twelve months ended September 30, 1998. Firm kilowatthour sales increased 3 percent for the three month period primarily due to increased residential, commercial and wholesale sales, were stable for the nine month period and increased 2 percent for the twelve month period due to serving the Montana-Dakota Utilities, Sheridan, Wyoming load beginning
January 1, 1997. Industrial sales for the three month, nine month and twelve month periods declined primarily due to Homestake Mining Company. Our low-cost generation allowed the Company to recapture a portion of the margin loss from Homestake in the spot energy market. Such spot energy sales result from additional physical energy available to sell from existing sources.

    Electric expenses decreased 3 percent, 5 percent and 5 percent for the three months, nine months, and twelve months ended September 30, 1998 due to continued cost containment and lower purchased power and fuel costs. For the twelve months ended September 30, 1998, such cost containment and lower purchased power and fuel costs partially offset additional cost associated with serving the Sheridan, Wyoming load.

Mining Operations

    Mining earnings increased $370,000, $579,000 and $118,000 for the three month, nine month and twelve month periods ended
September 30, 1998, primarily due to increased non-operating income and continued cost management. Tons of coal sold were relatively flat for the three months, nine months and twelve months ended September 30, 1998 as compared to the prior periods.

Oil and Gas Production Operations

    Oil and gas earnings decreased $171,000, $876,000 and $1,386,000 for the three months, nine months and twelve months ended September 30, 1998 primarily as a result of decreased commodity prices partially offset by production increases.
Average oil prices decreased 34 percent, 33 percent and 30 percent and average gas prices decreased 9 percent, 15 percent and 6 percent for the three months, nine months and twelve months ended September 30, 1998, respectively. Production increased 30 percent, 17 percent and 14 percent for the three month, nine month and twelve month periods, respectively.

Energy Marketing Operations

    Energy marketing revenues and related fuel and purchased power expenses represents the crude oil and natural gas purchases and sales of Black Hills Energy Resources, Inc. which was acquired on July 25, 1997. Crude oil and natural gas wholesale marketing operations are high-volume, low margin operations.
Mild weather in the East Coast and Midwest markets served and high storage levels through the winter depressed margins for the nine month and twelve month periods. Black Hills Energy
Resources marketed 343,000 mmbtus and 22,700 barrels of oil per day for the three month period ended September 30, 1998, 331,000 mmbtus and 18,100 barrels of oil per day for the nine month period and 302,000 mmbtus and 16,800 barrels of oil per day for the twelve month period. At September 30, 1998, Energy
Marketing activities have occurred in crude oil and natural gas sales and have not included electricity.

Accounting Pronouncements

     FASB Statement No. 131 Disclosures about Segments of an
Enterprise and Related Information requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The Company has historically presented segment information in the consolidated financial statements and related notes and as such does not expect adoption of the disclosures requirements of this pronouncement will have a material impact on its financial statements. The Company will adopt this Statement in the fourth quarter of 1998.

     FASB Statement No. 132 Employers Disclosures about
Pensions and Other Postretirement Benefits - an amendment of FASB
Statements No. 87, 88, and 106 requires revised disclosures about pension and other postretirement benefit plans. The
Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements. The Company will adopt this Statement in the fourth quarter of 1998.

     In March, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The
Statement is effective for fiscal years beginning after December
15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The Company has not yet determined when they will adopt the new Statement. The effect of adoption is not expected to materially affect the Companys financial position or results of operations.

     In May 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The Statement is effective for fiscal years beginning after December 15, 1998. The Statement defines one-time start up costs and requires such costs to be expensed as incurred. The Company has not yet determined when they will adopt the new statement. The effect of adoption is not expected to materially affect the Companys financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, Accounting
for Derivative Instruments and Hedging Activities. The Statement
establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative
instruments embedded in other contracts) be recorded in the
balance sheet as either an asset or liability measured at its fair value.  The Statement requires that changes in the
derivatives fair value be recognized currently in earnings
unless specific hedge accounting criteria are met.  Special
accounting for qualifying hedges allows a derivatives gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.  Statement 133 is effective for fiscal
years beginning after June 15, 1999.    The Company has not yet
quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of adoption of
Statement 133.  However, the Statement could increase volatility in earnings and other comprehensive income.

Year 2000 Issues

     What is referred to as the Year 2000 problem (Year 2000 problem) is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Companys computer systems and products that have date-sensitive software may recognize a date using 00 as the Year
1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has formed a Year 2000 Committee to establish and ensure the Companys compliance with what is commonly known as the Year 2000 problem. In addition, consultants may be engaged to assist with a comprehensive review of the Companys state of readiness and to assist with any necessary remedial plans for the Year 2000 date change. The
Companys review encompassed supporting information technology systems, product generation and distribution systems, and business supply chain systems and infrastructure. Management presently believes that with modifications to the CompanYs existing software and conversions to new software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on the Companys business, financial condition and results of operations. Management further believes that the cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 should not have a significant impact on the results of operations. The cost of the Year 2000 project is currently estimated at less than $1 million and is being funded through operating cash flows. These costs are primarily attributable to the purchase of new software and equipment which will be expensed or capitalized on a basis consistent with the Companys accounting policies for capital assets. Other than seeking representations and assurances, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be affected by the date change. The Companys business, financial condition and results of operations may be adversely impacted should the efforts of customers, suppliers or service providers for the Company to address the Year 2000 issue prove to be inadequate.
The Companys risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures will be expanded to include specific procedures for potential Year 2000 issues.
Contingency plans to protect the business from Year 2000-related interruptions are being developed. These plans will be complete by June 1999 and will include, for example, development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels.

Forward Looking Statements

     The above information includes forward-looking statements that are subject to certain risks, uncertainties and assumptions.
Although management believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Actual results may differ materially from managements expectations as a result of a variety of factors including, but not necessarily limited to, technological changes, regulation, market conditions and marketing success, general economic conditions, and a changing competitive environment.






                     BLACK HILLS CORPORATION

                   Part II - Other Information


Item 1.     Legal Proceedings

       There are no legal proceedings to be reported on for the quarter ending September 30, 1998.


Item 6.     Exhibits and Reports on Form 8-K

       a.   Exhibits

            None

       b.   Reports on Form 8-K


            On September 28, 1998, the Registrant filed a Form 8-
            K announcing that it will build a telecommunications fiber optic network to serve the growing needs of Rapid City and the Northern Black Hills of South
            Dakota.

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


Dated:   November 12, 1998

