Form 10-K405
period 1998-12-31
BLACK HILLS CORP
filed 1999-03-11
CIK 12400

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, DC 20549
                                         Form 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
X    ACT OF 1934

     For the fiscal year ended December 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                              on which registered
      -------------------                              -------------------

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

                        At February 26, 1999 $461,115,553

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at February 26, 1999
           -----                               --------------------------------

 Common stock, $1.00 par value                         21,447,235 shares

Documents Incorporated by Reference

1. Definitive Proxy Statement of the Registrant filed pursuant to Regulation 14A for the 1999 Annual Meeting of Stockholders to be held on May 11, 1999, is incorporated by reference in Part III. TABLE OF CONTENTS Page

ITEM 1.  BUSINESS.............................................................4
             GENERAL..........................................................4
             ELECTRIC POWER SUPPLY............................................5
             ELECTRIC SERVICE TERRITORY AND SALES.............................6
             COMPETITION IN THE ELECTRIC UTILITY BUSINESS.....................7
             ENERGY EXTRACTION AND PRODUCTION.................................7
             ENERGY MARKETING OPERATIONS......................................9
             COMMUNICATIONS OPERATIONS........................................9
             ENVIRONMENTAL REGULATION........................................10
             EMPLOYEES.......................................................12

ITEM 2.  PROPERTIES..........................................................13
             UTILITY PROPERTIES..............................................13
             ENERGY EXTRACTION AND PRODUCTION PROPERTIES.....................13

ITEM 3.  LEGAL PROCEEDINGS...................................................14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................15

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................16

ITEM 6.  SELECTED FINANCIAL DATA.............................................16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................17
             LIQUIDITY AND CAPITAL RESOURCES.................................17
             MARKET RISK DISCLOSURES.........................................19
             RATE REGULATION.................................................21
             COMPETITION IN ELECTRIC UTILITY BUSINESS........................21
             RESULTS OF OPERATIONS...........................................24
             BUSINESS OUTLOOK STATEMENTS.....................................33

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................37

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................59

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................59

ITEM 11. EXECUTIVE COMPENSATION..............................................60

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......60

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................60

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....60

         SIGNATURES..........................................................63

                                        DEFINITIONS

When the following terms are used in the text they will have the meanings indicated.

Term                           Meaning

BlackHills  Power.............Black Hills Power and LightCompany, the assumed business name of the Company under which its electric operations are conducted

Basin Electric................Basin Electric Power Cooperative, Inc., a rural electric cooperative engaged in generating and transmitting electric power to its member RECs

Black Hills Capital Group.....Black Hills Capital Group, Inc., a wholly owned subsidiary of Wyodak Resources

Black Hills Exploration and Production......Black Hills Exploration and
                                            Production, Inc., (formerly Western
                                            Production Company) a wholly owned
                                            subsidiary of Wyodak Resources

Clovis                        Point Mine.............Clovis Point Mine refers to
                              coal properties Wyodak Resources acquired from Kerr-McGee Coal Corporation consisting of a federal coal lease, a state coal lease and real property interests including coal processing and rail loading facilities.

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

SDPUC.........................The South Dakota Public Utilities Commission

WAPA..........................Western Area Power Administration, an agency of the Department of Energy of the United States of America

WPSC..........................The Wyoming Public Service Commission

Wyodak Resources..............Wyodak Resources Development Corp., a wholly owned subsidiary of the Company

Wyodak Plant..................A 330 megawatt coal-fired electric generating plant which is owned 20 percent by the Company and 80 percent by Pacific Power and located near Gillette, Wyoming

PART I

ITEM 1.   BUSINESS

                  GENERAL

Incorporated under the laws of South Dakota in 1941, the Company is an energy and communications company primarily consisting of four principal businesses: electric, energy extraction and production, energy marketing, and communications. The Company's mission statement is to provide quality service and energy and communications products at competitive prices in targeted markets in order to build value for customers and shareholders and create opportunities for employees. The Company operates its public utility electric operations under the assumed name of Black Hills Power and Light Company, operates its energy extraction and production businesses through its subsidiary Wyodak Resources related to coal, and Black Hills Exploration and Production (formerly Western Production Company) related to oil and natural gas, and its energy marketing and communication operations through Black Hills Capital Group and its affiliates.

Black Hills Power is engaged in the generation, purchase, transmission, distribution and sale of electric power and energy to approximately 56,900 customers in 11 counties in western South Dakota, northeastern Wyoming and southeastern Montana, an area with a population estimated at 165,000. The largest community served is Rapid City, South Dakota, a major retail, wholesale and health care center, with a population, including environs, estimated at 75,000. Agriculture, tourism, small stakes gambling, mining, lumbering, small item manufacturing, service and support businesses and government support through Ellsworth Air Force Base are the primary influences on the economic well-being of the region.

Wyodak Resources, incorporated under the laws of Delaware in 1956, is engaged in
the  mining  and  sale  of  low  sulfur   sub-bituminous  coal  and  is  located
approximately five miles east of Gillette, Wyoming, in the Powder River Basin.

Black Hills Exploration and Production is an oil and gas exploration and production company with interests located in the Rocky Mountain region, Texas, California and various other locations.

Black Hills Capital Group, incorporated under the laws of South Dakota in 1997, holds the Company's investments in Black Hills Energy Resources, Inc., Enserco Energy, Inc., and Black Hills Coal Network, Inc. The energy marketing companies noted above market natural gas, crude oil, coal, and/or related energy services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, Northwest and West Coast regions.

Black Hills Capital Group also holds the Company's investments in Black Hills FiberCom, Inc. and Daksoft, Inc. The communications companies noted above represent start-up operations formed to provide local and long-distance telephone, cable, internet and data services in the Black Hills of South Dakota, and development and marketing of software products for the utility industry.

In addition to the energy marketing companies and communications' operations, Black Hills Capital Group directs the Company's corporate development efforts in the energy and communication areas.

Information as to the continuing lines of business of the Company for the calendar years 1996-1998 is as follows:

                                             1998           1997          1996
                                             ----           ----          ----
                                                      (in thousands)
Revenue from sales to unaffiliated customers:
  Electric ........................       $128,834       $126,194       $118,508
  Coal mining .....................         21,157         19,991         20,931
  Oil and gas .....................         12,562         13,295         12,555
  Energy marketing.................        506,043        142,790           --

Revenue from inter-company sales:
  Electric .......................        $   402        $    303        $   210
  Coal mining ........................     10,256          11,089         10,384

For additional information relating to the Company's operations by business line see Note 11 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

                              ELECTRIC POWER SUPPLY

General
-------

Black Hills Power has been able to meet the needs of its customers for electric power and energy through its owned generating capacity and by contract purchases. Black Hills Power's peak load of 348 megawatts was reached in July 1998. Approximately 45 megawatts of additional load commenced January 1, 1997, when Black Hills Power began providing wholesale electricity to MDU for its Sheridan, Wyoming electric service territory. (See ITEM 1. BUSINESS-ELECTRIC SERVICE TERRITORY AND SALES - Wholesale to MDU.) Black Hills Power estimated its 1998 required reserves at 82 megawatts. Black Hills Power is not presently a member of a power pool, but in 1998 Black Hills Power joined the Rocky Mountain Reserve Group. Rocky Mountain Reserve Group was approved by FERC in 1998 and becomes active January 1, 1999. Black Hills Power's 1999 reserve requirement is estimated to be 22 megawatts, consisting of 11 megawatts of spinning reserves and 11 megawatts of secondary reserves.

Black Hills Power owns coal-fired generating units having a summer capability rating of 214 megawatts and 77 megawatts of oil-fired diesel and natural gas-fired combustion turbines for peaking and standby use. Black Hills Power purchases additional resources under three contracts with Pacific Power: the Power Sales Agreement, under which it purchases 75 megawatts of baseload power declining to 50 megawatts from 2000 to 2004; the Reserve Capacity Integration Agreement, under which 33 megawatts of additional reserve capacity are available; and the Capacity Contract, under which Black Hills Power has options to be exercised seasonally to purchase up to 60 megawatts of capacity.

Pacific Power's Power Sales Agreement
-------------------------------------

This agreement obligates Black Hills Power to purchase from Pacific Power 75 megawatts of electric power plus energy at a load factor varying from a minimum of 41 percent to a maximum of 80 percent as scheduled by Black Hills Power. In October 1997, Black Hills Power entered into a second Restated and Amended Power Sales Agreement with Pacific Power. The Amended Agreement reduces the contract capacity by 25 megawatts (5 megawatts per year beginning in 2000). The contract terminates December 31, 2023. The power and energy delivered is power from Pacific Power's system and does not depend on any one unit, but the price is generally based on Pacific Power's costs in Units 3 and 4 of the Colstrip coal-fired generating plant near Colstrip, Montana. Black Hills Power contracts for transmission service from Pacific Power under Pacific Power's FERC approved transmission rates. The Company has incurred capacity charges of $15,700 per megawatt month and an average energy charge of $11.90 per megawatt hour over the last three years of this agreement with a 60 percent load factor. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS OUTLOOK STATEMENTS.)

Pacific Power's Reserve Capacity Integration Agreement
------------------------------------------------------

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

Pacific Power's Capacity Contract
---------------------------------

Under this contract, Pacific Power granted Black Hills Power an option to be exercised for each six-month season for a period commencing October 1, 1996 and ending March 31, 2007 to purchase up to 60 megawatts of peaking capacity at established prices. Black Hills Power may schedule the energy at a rate up to 100 percent per hour at a load factor up to 15 percent per season. Other than to give preference to purchasing peaking capacity from Pacific Power, Black Hills Power is under no obligation to exercise any of the six-month seasonal options.

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

                      ELECTRIC SERVICE TERRITORY AND SALES

Retail Service Territory
------------------------

Black Hills Power's service territory is currently protected by assigned service area and franchises that generally grant to Black Hills Power the exclusive right to sell all electric power consumed therein, subject to providing adequate service. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - COMPETITION IN ELECTRIC UTILITY BUSINESS.)

As evidenced by a 1 percent increase in customers in both 1998 and 1997, the economy in and around Black Hills Power's service territory is believed by management to be stable. Small businesses and regional plant expansions are continually being attracted to the region along with retirees who have discovered the Black Hills region with its scenery, recreational activities and medical services to be an attractive place to live. Management anticipates that the economy will continue to experience modest growth but can give no assurances as many economic factors will greatly influence any economy. Ellsworth Air Force Base, a B-1 bomber military base near Rapid City, survived the fourth round of base closures in 1995 but may be subject to future base closures that are beyond the Company's control. The Company does not serve the air base, but it impacts the surrounding economy. In January 1998, Homestake Mining Company (Homestake), the Company's third largest customer at 4.6 percent of 1998 electric revenues, announced a reorganization and restructuring plan at its gold mine in Lead, South Dakota. Load reductions at Homestake were mitigated by additional off-system sales. Other major industries in and around Black Hills Power's service territory have been economically stable.

Wholesale to City of Gillette
-----------------------------

Black Hills Power sells electric power and energy to the municipal electric system at Gillette, Wyoming. Service is rendered under a long-term contract, recently amended, and expiring July 1, 2012, wherein Black Hills Power sells to the City of Gillette its first 23 megawatts of capacity requirements and the associated energy. In 1997, as part of a contract amendment, the transmission service component was unbundled from the power supply agreement, and transmission service will be provided at FERC approved rates. In the amended contract, the City of Gillette has agreed not to apply to FERC for any rate change to be effective prior to January 1, 2003, unless and in the event that Black Hills Power files for a rate change with FERC, which rate filing cannot be effective prior to January 1, 2002, except under extraordinary events as defined in the contract. In addition, Black Hills Power agreed to phase in price reductions for the power purchased by the City of Gillette. The most recent average annual capacity factor for this 23 megawatt demand has been approximately 90 percent. Sales to Gillette represented 9.5 percent and 9.3 percent of total firm energy sales and 6.1 percent and 6.6 percent of revenue from total firm electric sales in 1998 and 1997, respectively.

Wholesale to MDU
----------------

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

Additional Off-System Sales
---------------------------

Black Hills Power sold 371,100, 279,600, and 249,100 megawatt hours of non-firm energy in 1998, 1997, and 1996, respectively. The selling price is based on spot market prices which have generated only a small profit margin on the sales. (See
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS OUTLOOK STATEMENTS.)

Transmission Service Sales
--------------------------

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

                        ENERGY EXTRACTION AND PRODUCTION

Coal Sales to Black Hills Power's Plants
----------------------------------------

Wyodak Resources sells coal to Black Hills Power for all of its requirements under an agreement that limits earnings from all coal sales to Black Hills Power (including the 20 percent share on the Wyodak Plant and all sales to Black Hills Power's other plants) to a return on Wyodak Resources' original cost, depreciated investment base. The return is 4 percent (400 basis points) above A-rated utility bonds to be applied to Wyodak Resources' coal mining investment base as determined each year. Black Hills Power made a commitment to the SDPUC, the WPSC and the City of Gillette that coal would be furnished and priced as provided by this agreement for the life of NS #2. Earnings from the intercompany sales of coal at this time represent 5.9 percent of the Company's consolidated earnings.

Sales and production statistics for the last three calendar years comparing sales to Black Hills Power to others are as follows:

                           % Revenue
                Revenue      Derived
               from Sale   from Black    Tons of
     Year       of Coal    Hills Power  Coal Sold
     ----       -------    -----------  ---------
             (in thousands, except % revenue)

     1998        $31,413         33       3,280
     1997         31,080         36       3,251
     1996         31,315         33       3,243


Coal Sales to the Wyodak Plant
------------------------------

Wyodak Resources furnishes all of the fuel supply for the Wyodak Plant in which Black Hills Power owns a 20 percent interest and Pacific Power an 80 percent interest. (See Note 6 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) The price for unprocessed coal sold to Pacific Power for its 80 percent interest in the Wyodak Plant is determined by a coal supply agreement entered into by Black Hills Power, Pacific Power and Wyodak Resources in 1978 and terminating in the year 2013. This agreement was amended and restated in 1987. Revenue from coal sales to the Wyodak Plant totaled $23,228,000 in 1998 or 74 percent of revenue for all coal sold by Wyodak Resources. The quantity of coal sold in 1998 for the Wyodak Plant was 2,120,000 tons, as compared to 2,155,000 tons sold in 1997. Barring unusual periods of maintenance, the quantity of coal for the maximum consumption capability of the Wyodak Plant for one year is approximately 2,100,000 tons and the average yearly consumption is 1,900,000 tons. The average consumption is expected to continue during the remaining 15 years of the coal agreement. However, from time to time, the plant's physical operating capabilities will affect the quantity of coal burned.

Of the 3,280,000 tons of coal sold by Wyodak Resources in 1998, 1,463,000 tons were sold to Black Hills Power, 1,697,000 tons were sold to Pacific Power and 120,000 tons were sold to others.

Wyodak Resources' revenue from sales of coal to Pacific Power and Black Hills Power as compared to its revenue from all sales to total unaffiliated customers for the last three years was as follows:

                  1998     1997    1996
                  ----     ----    ----
                      (in thousands)
Sales to:
Pacific Power    $20,263 $19,240  $19,189
Black Hills      10,256   11,089   10,384
Power
All unaffiliated
 Customers       21,157   19,991   20,931

(See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-BUSINESS OUTLOOK STATEMENTS--Future Coal Sales.)

Oil and Gas Operations
----------------------

The oil and gas industry is highly competitive. Black Hills Exploration and Production (formerly Western Production Company) encounters strong competition from many oil and gas producers in acquiring drilling prospects and producing properties.

The Company's oil and gas production is sold at or near the wellhead, generally at prevailing posted prices. Black Hills Exploration and Production has been able to market all of its oil and gas production. Oil and natural gas revenues are subject to market price volatility. Operating revenue by source for the last three years was as follows:

          Oil and Gas Gas Plant    Field
Year        Sales      Revenue    Services
----        -----      -------    --------
                   (in thousands)
1998        $9,204      $613      $2,745
1997         9,763       755       2,777
1996         9,050       875       2,630

Black Hills Exploration and Production sold approximately 687,000 equivalent barrels of oil in 1998 comprised of 50 percent oil and 50 percent gas. (See ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-BUSINESS OUTLOOK STATEMENTS--Future Oil and Gas Sales.)

                           ENERGY MARKETING OPERATIONS

The Company's energy marketing operations market natural gas, crude oil, and/or coal to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest regions of the United States. Natural gas marketing operations are located in Houston, Texas, and Lakewood, Colorado, with sales offices in Allentown, Pennsylvania, Chicago, Illinois and Calgary, Alberta, Canada. Crude oil marketing operations are headquartered in Houston, Texas with sales offices in Tulsa, Oklahoma and Midland, Texas. Coal marketing operations are headquartered in Mason, Ohio.

In October 1998, Enserco Energy, Inc. reacquired the other shareholder interests becoming a wholly-owned subsidiary of Black Hills Capital Group. In September 1998, Black Hills Capital Group formed Black Hills Coal Network which acquired the assets and hired the operational management of Coal Network, Inc. and Coal Niche, Inc. based in Mason, Ohio.

In July 1997, Black Hills Capital Group acquired, through Wickford Energy Marketing, Inc., the assets and hired the operational management of Jomax Partners, L.P. as successor and survivor of Wickford Energy Marketing, L.C. and Wickford Energy Marketing Canada Company. In March 1998, Wickford Energy Marketing, Inc. changed its name to Black Hills Energy Resources, Inc.

Revenues and marketed daily volumes by energy product for the last two years are as follows:

                          1998     1997
                          ----     ----
                          (in thousands)
Revenues:
  Natural gas           $375,934 $95,980*
  Crude oil             117,185   46,810*
  Coal                   12,924*       -

Daily Volumes:
  Natural gas (mmbtus)  487,000  231,000*
  Crude oil (barrels)   19,000    12,600*
  Coal (tons)            4,400*        -

*Since date of acquisition

The marketing operations are high volume, low margin businesses whose contribution to consolidated earnings has not been significant. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -RESULTS OF OPERATIONS - Energy Marketing Operations.)

                            COMMUNICATIONS OPERATIONS

In September 1998, Black Hills Capital Group formed Black Hills FiberCom, Inc. to provide facilities-based communication services for Rapid City and the Northern Black Hills of South Dakota .

The newly formed company is expected to invest more than $50,000,000 over the next three years in state-of-the-art technology that will offer local and long distance telephone service, expanded cable television service, Internet access, and high-speed data and video services. System engineering and acquisition of equipment began in the fourth quarter of 1998. The network is expected to take two to three years to build out the complete system. The Company plans to market the communications services to schools, hospitals, cities, economic development groups, and business and residential customers.

The hybrid fiber coaxial cable link will enable customers to receive telephone, cable television, internet, and high-speed data and video services all through one cable coming into their businesses and homes. The network is designed to provide greater reliability because there will be redundancy built into the system. Compared with the present telecommunications network in the Black Hills, connections to homes and businesses are expected to have significantly greater capacity.

The Company is partnering with an international telecommunications firm, GLA International, of St. Louis, Missouri, to build a 200 mile fiber optic backbone and a 500-mile hybrid fiber coaxial network in Rapid City and the Northern Black Hills. Black Hills FiberCom's assets and net income are expected to comprise less than 10 percent of consolidated assets and earnings when fully implemented.

DAKSOFT, Inc. develops and markets internally generated computer software associated with the Company's business segments and the utility industry.

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

Air Quality
-----------

Under the federal Clean Air Act, the federal Environmental Protection Agency ("EPA") has promulgated national air quality standards for certain air pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The Company was granted a prevention of significant deterioration ("PSD") construction permit by the DEQ for NS #2. The PSD construction permit set emission rate limitations on particulate, sulfur dioxide, nitrogen oxides and opacity. Black Hills Power has been in substantial compliance with its PSD construction permit in its operations of NS #2 since its completion in August of 1995. Black Hills Power expects to receive an operational PSD construction permit from DEQ in 1999.

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

All existing generating units of the Company are required to obtain operating source permits under the Clean Air Act amendments. The operating permit applications for the Osage and NS #1 generating units were submitted in 1995 and received in 1997. Air quality permits for the Ben French Station were renewed in 1995 by the Department of Environment and Natural Resources of South Dakota. Black Hills Power expects to receive a renewed permit in 1999.

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

Water Quality
-------------

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

Land Quality - Solid Waste Disposal
-----------------------------------

Black Hills Power disposes all solid wastes collected as a result of burning coal at its power plants in approved solid waste disposal sites. Each disposal site has been permitted by the state of its location in compliance with law. Ash and wastes from flue gas and sulfur removal from the Wyodak Plant and NS #2 are deposited in Wyodak Resources' mined areas. These disposal areas are located below some shallow water aquifers in the mine. None of the solid wastes from the burning of coal is classified as hazardous material, but the wastes do contain minute traces of metals that would be perceived as polluting if such metals were leached into underground water. Recent investigations have concluded that the wastes are relatively insoluble and will not measurably affect the post-mining ground water quality. While management does not believe that any substances from the solid waste disposal will pollute underground water, they can give no assurances that over a long period of time such could never happen. In such event, the Company could experience material costs in mitigating any damages from such pollution. Agreements in place require Pacific Power to be responsible for any such costs that would be related to the solid waste from its 80 percent interest in the Wyodak Plant.

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

Reclamation
-----------

Under federal and state laws and regulations, Wyodak Resources is required to submit to and receive approval from the DEQ for a mining and reclamation plan which provides for orderly mining, reclaiming and restoring of all land in conformity with all laws and regulations. Wyodak Resources has an approved mining permit and is otherwise in compliance with other land quality permitting programs.

One condition that could result in substantial unexpected increases in costs of the reclamation permit relates to three depressions, the existing south depression, the Peerless depression and the North Pit depression, which have or will result from Wyodak Resources' mining. Because of the thick coal seam and relatively shallow overburden, the present plan for restoration leaves areas of the mine that will have limited reclamation potential because of their location in depressions with interior drainage only. While the DEQ has allowed these depressions in the present plan, the DEQ has reserved the right to review and evaluate future mining plans proposed by Wyodak Resources. Such plans are reviewed for the feasibility and desirability of causing Wyodak Resources to place additional overburden generated elsewhere for the purpose of reducing the depressions if the DEQ finds that the placement is necessary to prevent degradation of more areas than expected. The DEQ has allowed the depressions at the maximum acres specified and subject to maintenance of water quality at the sites. Exceedence of acreage limitations or degradation of water quality could result in material additional requirements placed upon Wyodak Resources, including the placement of additional quantities of overburden in the depressions and restoring water quality. Based on extensive reclamation studies, accruals are maintained to comply with all reclamation requirements. However, no assurances can be given that additional requirements in the future may be imposed that cause unexpected material increases in reclamation costs.

Ben French Oil Spill
--------------------

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

Cleanup costs recognized to date total approximately $438,000, of which amount $354,000 has been reimbursed from the South Dakota Petroleum Release Compensation Fund. To date, no penalties, claims or actions have been taken or threatened against the Company because of this oil spill.

PCBs
----

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

Release of PCB-contaminated fluids, especially any involving a fire or a release into a waterway, could result in substantial cleanup costs. As the result of the September 18, 1996 inspection by the Environmental Protection Agency of Black Hills Power's Deadwood Avenue facility located in Rapid City, South Dakota, the United States Environmental Protection Agency Region VIII filed a complaint dated September 30, 1998, alleging three counts of violations of PCB regulations and proposing a civil penalty of $13,600. Black Hills Power filed an answer contesting the complaint. Based on Black Hills' answer and subsequent facts and information, the EPA withdrew their complaint and an order was entered by an administrative law judge dismissing the complaint on December 1, 1998.

Electromagnetic Fields
----------------------

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

                                    EMPLOYEES

At December 31, 1998, the number of employees of the Company (including Black Hills Power), Wyodak Resources, Black Hills Exploration and Production, energy marketing companies and communication companies, were 291, 44, 32, 60 and 27, respectively, for a total of 454 employees.

Approximately 48 percent of the employees of Black Hills Power are covered by union contracts with the International Brotherhood of Electrical Workers. In the Company's opinion employee relations are satisfactory.

--------------------------------------------------------------------------------

ITEM 2.   PROPERTIES

                               UTILITY PROPERTIES

The following table provides information on the generating plants of Black Hills Power. During 1998, 98 percent of the fuel used in electric generation, measured in Btus (British thermal units), was coal. Generating Units

                                                          Name Plate
                                             Year of        Rating     Principal
                                           Installation  (Kilowatts)     Fuel
                                           ------------  -----------     ----
    Osage Plant - Osage, Wyoming            1948-1952       34,500       Coal
    Ben French Station-Rapid City, South       1960         25,000       Coal
     Dakota
                                               1965         10,000       Oil
                                           1977-1979(a)    100,000    Oil or gas
    Neil Simpson Station - Gillette,           1969         21,760       Coal
     Wyoming
                                               1995(b)      88,900       Coal
    Wyodak Plant - Gillette, Wyoming           1978(c)      72,400       Coal
                                                           -------
     Total                                                 352,560
                                                           =======

(a) These combustion turbines are those referenced by ITEM 1. BUSINESS ELECTRIC POWER SUPPLY - Pacific Power's Reserve Capacity Integration
     Agreement.

(b) NS #2 was placed into commercial operation in August 1995. The plant's total production may, at times, exceed its name plate rating by 11 MWs.

(c) Black Hills Power's 20 percent interest. See Note 6 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS".

Black Hills Power owns transmission lines and distribution systems in and adjoining the communities served consisting of 447 miles of 230 kV, 527 miles of 69 kV, 8 miles of 47 kV and numerous distribution lines of less voltage. Black Hills Power owns a service center in Rapid City, several district office buildings at various locations within its service area and an eight-story home office building at Rapid City, South Dakota, housing its home office on four floors, with the balance of the building rented to others.

--------------------------------------------------------------------------------

                   ENERGY EXTRACTION AND PRODUCTION PROPERTIES

Coal Mining Properties
----------------------

Wyodak Resources is engaged in mining and processing sub-bituminous coal near Gillette in Campbell County, Wyoming, and owns or has user rights in the necessary mining, processing and delivery equipment to fulfill its sales contracts. The coal averages 8,000 Btus per pound. Mining rights to the coal are based upon four federal leases and one state lease. The estimated recoverable coal from the leases as of December 31, 1998 is 280,895,000 tons, of which 22,012,000 tons are committed to be sold to the Wyodak Plant and approximately 25,125,000 tons to Black Hills Power's other plants.

Each federal lease grants Wyodak Resources the right to mine all of the coal in the land described therein, but the government has the right at the end of 20 years from the date of the lease to readjust royalty payments and other terms and conditions. All of the federal leases provide for a royalty of 12.5 percent of the selling price of the coal. The state lease provides for a royalty to be determined every five years. Currently, the royalty on the state lease, approved in 1998, is 9% of the selling price of the coal. Each federal lease and state lease requires diligent development to produce at least one percent of all recoverable reserves within either 10 years from the respective dates of the 1983 leases or 10 years from the date of adjustment of the other leases. Each lease further requires a continuing obligation to mine, thereafter, at an average annual rate of at least one percent of the recoverable reserves. All of the federal leases and the state lease constitute one logical mining unit which is treated as one lease for the purpose of determining diligent development and continuing operation requirements. All coal is to be mined within 40 years from December 31, 1991, the date of the logical mining unit. Even if federal and state coal leases are not mined out in 40 years, the federal coal is likely to be available for further lease after the 40 years. Wyodak Resources' current coal agreements require production which should be sufficient to satisfy the diligent development and continual operation requirements of present law absent any unexpected event. Wyodak Resources will require additional coal sales in order to mine all of its state and federal coal within the 40 year requirement.

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

In 1996, Wyodak Resources purchased the Clovis Point Mine properties from Kerr McGee Coal Corporation. Acquisition of the property increased Wyodak Resources' 1996 recoverable reserves to approximately 288 million tons and included a train loadout facility, maintenance and processing facilities and a developed open pit. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES - Acquisition of Clovis Point Mine Properties.)

Oil and Natural Gas Properties
------------------------------

Black Hills Exploration and Production operates 297 wells as of December 31, 1998. The majority of these wells are in the Finn Shurley Field, located in Weston and Niobrara Counties, Wyoming. Black Hills Exploration and Production does not operate, but owns a working interest in 275 producing properties located in the western and southern United States. Black Hills Exploration and Production also owns a 44.7 percent non-operating interest in a natural gas processing plant also located at the Finn Shurley Field.

Black Hills Exploration and Production participated in the drilling of 43 exploratory and development wells in 1998. Black Hills Exploration and Production's average working interest in such wells was 15 percent, or 6 net wells. A development well is a well drilled within the presently proved productive area of an oil and gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir. An exploratory well is a well drilled in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. Twenty-three out of the 43 wells drilled in 1998 were completed as producing wells for an overall drilling success rate of 53 percent.

See the table in Note 10 of "NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS" for Black Hills Exploration and Production's estimated quantities of proved developed and undeveloped oil and natural gas reserves at December 31, 1998, 1997 and 1996, and a reconciliation of the changes between these dates using constant product prices for the respective years.

ITEM 3.   LEGAL PROCEEDINGS

Transmission Rates - FERC Proceedings
-------------------------------------

The  FERC   approved  a  settlement  in  Black  Hills'  Order  888  open  access transmission tariff filing. This settlement allows Black Hills to use the revenues received under the long-term transmission agreement between the Company and the Cooperatives which terminates on December 31, 2020 (SEE ITEM 1. BUSINESS -ELECTRIC SERVICE TERRITORY AND SALES-Transmission Service Sales) as being equal to the cost of providing service to the Cooperatives. The Cooperatives' transmission loads are not considered when calculating Black Hills' open access transmission tariff rates; and as such, the Cooperatives are paying less than their fully allocated cost for use of the transmission system. But as a result of allowing the revenue credit methodology, the open access transmission rates still allow Black Hills to earn a just and reasonable rate on its transmission facilities. The settlement with the FERC is consistent with past actions of the SDPUC and WPSC, which similarly have allowed Black Hills to use the revenue credit methodology in determining bundled rates for retail customers.

In the settlement, Black Hills has agreed to file for new open access transmission tariff rates in the event that: (1) either the South Dakota or the Wyoming legislatures adopt retail access which would allow alternative electricity suppliers to have access to existing franchised retail service territories; (2) an entity other than Black Hills Power or the Cooperatives establishes generation tied to a Cooperative's transmission line as identified in the 1986 Black Hills Power-Basin Electric Transmission Agreement for service to that entity's existing retail customers within the joint transmission area;
(3) an AC/DC/AC tie is established near Rapid City, South Dakota, to connect the western electric transmission and eastern electric transmission grids of the United States; or (4) the FERC revises the rates Black Hills Power charges the Cooperatives. Finally, to the extent that a transmission customer (other than Black Hills Power or the Cooperatives) arranges for transmission service on the Cooperatives' transmission facilities as defined in the 1986 Agreement for the purposes of serving the transmission customer's retail customers within the joint transmission area as defined within the 1986 Agreement, Black Hills Power shall provide a credit, not to exceed its tariff rate, against their rates for transmission service it charges to such transmission customer for its use of the Cooperatives' transmission facilities to serve the transmission customer's retail customers within the joint transmission area.

Because Order 888 now gives the cooperatives the full use of the transmission system, Black Hills Power had filed a complaint against the Cooperatives. In its complaint, Black Hills Power had requested that the FERC modify the transmission contract between Black Hills Power and the Cooperatives, so that the Cooperatives would be obligated to pay a just and reasonable rate that would fairly allocate the capital cost of the transmission system to reflect the Cooperatives' use. Black Hills Power withdrew its complaint, without prejudice, against the Cooperatives.

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

Other Legal Proceedings
-----------------------

The Company and its subsidiaries are involved in minor routine administrative proceedings and litigation incidental to the businesses, none of which, in the opinion of management, are expected to have a material effect on the consolidated financial statements of the Company. .

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock ($1 par value) is traded on The New York Stock Exchange. Quotations for the Common Stock are reported under the symbol BKH. At year-end, the Company had 6,315 common shareholders of record. All 50 states and the District of Columbia plus 11 foreign countries are represented.

The Company has declared Common Stock dividends payable in cash in each year since its incorporation in 1941. At its January 1999 meeting, the Board of Directors raised the quarterly dividend to 26.0 cents per share, equivalent to an annual increase of 4.0 cents per share. This regular quarterly dividend is payable March 1, 1999. Dividend payment dates are normally March 1, June 1, September 1, and December 1.

Quarterly dividends paid and the high and low Common Stock prices for the last two years reflecting the 3-for-2 Common Stock split in March 1998 were as follows:

                                Year ended December 31, 1998
                              1st       2nd       3rd       4th
Dividends paid
  per share                   $0.25     $0.25     $0.25     $0.25
Common stock
  prices
   High                       $25.56    $24.25    $26.88    $27.94
   Low                        $21.00    $20.69    $22.31    $24.13

                               Year ended December 31, 1998
                              1st       2nd       3rd       4th
Dividends paid
  per share                   $0.237    $0.237    $0.237    $0.237
Common stock
  prices
   High                       $19.25    $19.67    $19.75    $24.29
   Low                        $17.50    $17.58    $17.92    $19.50


--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA

The following data was derived from the Company's audited financial statements.


Years ended December 31            1998        1997        1996       1995        1994
-----------------------            ----        ----        ----       ----        ----
                                         (in thousands, except per share amounts)

Operating revenues               $679,254    $313,662    $162,588   $149,817   $145,402
Net income                         25,808*     32,359      30,252     25,590     23,805
Per share of common stock:
   Earnings - basic and diluted      1.19*       1.49        1.40      1.19        1.11
   Dividends paid                    1.00        0.95        0.92      0.89        0.88
Total assets                      559,417     508,741     467,354    448,830    436,877
Long-term debt                    162,030     163,360     164,691    166,069    128,925


Quarterly financial data for the years indicated (are summarized in thousands, except per share amounts) as follows:

                                                1st         2nd        3rd         4th
                                                ---         ---        ---         ---
Year ended December 31, 1998
Operating revenues                           $153,837    $161,334    $170,158   $193,925
Operating income                               14,875      13,915      17,603      2,840*
Net income                                      8,544       7,497       9,616        151*
Earnings per share                                .39         .35         .45        .01*

Year Ended December 31, 1997
Operating revenues                            $43,879     $40,259     $98,182   $131,342
Operating income                               15,629      12,742      15,573     14,495
Net income                                      8,586       6,762       8,644      8,367
Earnings per share                               0.39        0.31         0.40      0.39


*Includes $8.8 million, or 41 cents per share, non-cash writedown of certain oil and gas properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operations sufficient to meet operating needs, pay dividends on common stock and finance its capital requirements. Property additions from 1996 through 1998 were primarily for the replacement of equipment, modernization of facilities, oil and gas investment and expansion of energy marketing operations. The primary capital requirements of the Company for the past three years were as follows:

                                           1998         1997          1996
                                           ----         ----          ----
                                                   (in thousands)
      Property additions                 $25,265      $21,087       $24,388
      Common stock dividends              21,737       20,540        19,930
      Energy marketing assets              1,960        7,232             -
      Maturities/redemptions of
      long-term debt                      1,331        1,534         1,405
                                          -----        -----         -----
                                         $50,293      $50,393       $45,723
                                         =======      =======       =======

Capital requirements for projected construction, capital improvements, oil and gas investments, communications network construction and corporate development activities for the next three years are estimated to be as follows:

                                          1999          2000          2001
                                          ----          ----          ----
                                                   (in thousands)
      Electric:
         Production                      $3,316      $  1,291        $1,415
         Transmission                     3,956         2,479         2,807
         Distribution                     8,731         7,937         8,008
         General                          1,804         2,414         1,749
                                          -----         -----         -----
                                         17,807        14,121        13,979
      Energy Extraction and
      Production:
         Coal mining                      4,245         5,211         1,233
         Oil and gas                      9,700        10,000        10,000
                                          -----        ------        ------
                                         13,945        15,211        11,233
      Communications                     38,556         5,389         6,644
      Corporate development              20,000        10,000        10,000
                                         ------        ------        ------
                                        $90,308       $44,721       $41,856
                                        =======       =======       =======

-------------------------------------------------------------------------------

The electric and coal mining operations' forecasted expenditures include the replacement of equipment and modernization of facilities. Forecasted expenditures for the oil and gas operations are dependent upon future cash flows and include an active development and exploratory drilling program and acquisition of existing producing properties. Forecasted investment in communications infrastructure represents the communications network build-out in Rapid City and the Northern Black Hills. Forecasted investment in corporate development activities are dependent on market conditions at the time and the Company's ability to identify opportunities consistent with its corporate strategy. Black Hills Generation, Inc. (formerly WYGEN, Inc.) and the energy marketing companies do not have any forecasted capital expenditures that are significant. The energy marketing companies are generally not capital intensive businesses. Black Hills Generation was formed as an exempt wholesale generator and will not incur substantial costs until and unless long-term power sale contracts are obtained. If long term sales agreements are reached requiring capital expenditures, such expenditures will be evaluated at that time.

Electric operations is the only segment of the Company's business with long-term debt. Long-term debt sinking fund requirements are: $1,330,000 in 1999, $1,330,000 in 2000, and $3,029,000 in 2001. Under its mining permit, Wyodak Resources is required to reclaim all land where it has mined coal reserves. The cost of reclaiming the land is accrued as the coal is mined. While the reclamation process takes place on a continual basis, much of the reclamation occurs over an extended period after the area is mined. Approximately $700,000 is charged to operations as reclamation expense annually. As of December 31, 1998, accrued reclamation costs were approximately $17,000,000 which includes $7,957,000 for the 1996 Clovis Point Mine Acquisition. (See Acquisition of Clovis Point Mine Properties following this section.)

The Company has a Dividend Reinvestment and Stock Purchase Plan, under which shareholders may purchase additional shares of Common Stock through dividend reinvestment or optional cash payments at 100 percent of the recent average market price. The Company has the option of issuing new shares or purchasing the shares on the open market. The Company used the open market purchase option for all of 1998, 1997 and 1996.

The debt component of the Company's capital structure at December 31, 1998 and 1997, was 44 percent. The Company does not anticipate any additional long-term debt financings in the next three years and would expect the debt ratio to decrease to approximately 40 percent over the next 3 to 5 year period unless a Black Hills Generation project is constructed or significant other development opportunities are consummated. The Company anticipates financing the communications construction through operating cash flow and short-term debt. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RESULTS OF OPERATIONS-Independent Power Business; and BUSINESS OUTLOOK STATEMENTS - Future Corporate Development Activities.)

The Company had $12,000,000 of unsecured short-term lines of credit at December 31, 1998 and 1997, which provide for interim borrowings and the opportunity for timing of permanent financing. There was $3,850,000 outstanding under these lines of credit as of December 31, 1998. There are no compensating balance requirements associated with these lines of credit.

In addition to the above lines of credit, Black Hills Energy Resources has a $65,000,000 uncommitted line of credit with a national bank ($50,000,000 for letters of credit and $15,000,000 for working capital) to provide credit support for purchases and sales of natural gas and crude oil. The Company does not provide credit support for this agreement. At December 31, 1998, there were outstanding letters of credit totaling approximately $28,000,000, which reduced the available credit to $37,000,000.

In addition to the above lines of credit, Wyodak Resources has guaranteed a $15,000,000 line of credit for Enserco to use to guarantee letters of credit. Enserco pays a 0.125 percent facility fee on this line of credit. At December 31, 1998, there were no balances outstanding on this line of credit.

In the past, the Company has relied upon internally generated funds, issuance of short and long-term debt and sales of common stock to finance its activities. The Company expects an appropriate mix of financing options will be used to finance future activities.

Credit ratings for the Company's First Mortgage Bonds are at an A1 level at Moody's Investors Service, Inc. and at an A+ at Standard & Poor's. These ratings reflect the respective agencies' opinions of the credit quality of the Company's first mortgage bonds.

Acquisition of Clovis Point Mine Properties
-------------------------------------------

In September 1996, Wyodak Resources purchased the Clovis Point Mine properties from Kerr-McGee Coal Corporation. The Clovis Point Mine properties are located adjacent to Wyodak Resource's current reserves in Campbell County, Wyoming, and consist of State of Wyoming and federal leased coal reserves.

Acquisition of the property increased the Company's 1996 recoverable reserves from 170 million tons to approximately 288 million tons and included a train loadout facility, maintenance and processing facilities and a developed open pit. (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 7 - Commitments and Contingent Liabilities - Acquisition of Clovis Point Mine Properties.)

                             MARKET RISK DISCLOSURES

Commodity Risk
--------------

The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows. In the normal course of business, the Company actively manages its exposure to these market risks by entering into various hedging transactions, which are authorized under its policies that place clear controls on these activities. Hedging transactions involve the use of a variety of derivative financial instruments.

The Company has adopted a Risk Management Policies and Procedures, approved by the Board of Directors, which include, but are not limited to, risk tolerance levels relating to authorized derivative financial instruments, position limits, authorization of transactions and credit exposure.

Trading Activities
------------------

The Company, through its energy marketing companies, utilizes derivatives for its energy marketing services. These financial instruments include fixed price swap agreements, variable price swap agreements, exchange-traded energy futures contracts, and swaps and collars traded in the over-the-counter financial markets.

The majority of derivatives have been designated for hedging purposes and are not held for speculative purposes. For trading transactions that do not qualify for hedge accounting, the Company utilizes marked-to-market accounting, and such financial instruments are recorded at fair value with realized and unrealized gains (losses) recorded as a component of income. The quantities and maximum terms of derivative financial instruments held for trading purposes at December 31, 1998 and 1997 are not significant to the Company's financial position or results of operations.

Non-trading activities
----------------------

To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into futures and swap transactions. The transactions are used to hedge price risk from sales of the Company's crude oil and natural gas production, and from fixed price sales from the Company's retail gas marketing activities. For such transactions, the Company utilizes hedge accounting. (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Price Risk Management Activities).

The notional quantities and maximum terms of derivative financial instruments held for non-trading activities at December 31, 1998 are presented below:

                               Volume       Max.
                               Purchased    Term      Fair Value
                               (MMBtu's)   (Years)  (in thousands)
                               ---------   -------  --------------
Natural gas futures
 contracts purchased          1,470,000      2         $(409)
Natural gas swap
 contracts purchased          7,989,096      3         $(2,601)
Natural gas swap
 contracts sold               1,473,000      1         $432

Because these contracts are entered into for hedging purposes, the Company expects that the gains/(losses) will be offset by gains (losses) on the underlying physical transactions; Such physical transactions are subject to weather trends, transportation and delivery risks and other factors that the Company monitors on a regular basis. The notional amounts detailed above are
intended  to  be  indicative  of  the  Company's   level  of  activity  in  such
derivatives.

At December 31, 1998, the Company did not have material crude oil derivatives in its non-trading activities. At December 31, 1997, the company had price collars and fixed rate for floating rate price swaps to hedge crude oil price risk for 15,000 barrels of oil per month, resulting in the recognition of $939,000 of gains during 1998. In addition, the Company had fixed rate for floating rate price swaps on 3.9 bcf of natural gas to hedge fixed price sales commitments in a similar quantity.

Trading and Non-trading--General Policy
---------------------------------------

In addition to the risk associated with price movements, credit risk is also inherent in the Company's risk management activities. Credit risk relates to the risk of loss resulting from non performance of contractual obligations by a counterparty. While the Company has not experienced significant losses due to the credit risk associated with these arrangements, the Company has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract.

Interest Rate Risk
------------------

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments and long-term debt obligations. The Company does not use derivative financial instruments in its available for sale securities. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its investments by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in high credit quality securities consisting primarily of tax-exempt Federal, state and local agency obligations and by constantly monitoring the credit rating of any investment issuer or guarantor and by limiting the amount of exposure to any one issuer. The portfolio includes only securities with active secondary or resale markets to ensure portfolio liquidity. All short-term investments mature, by policy, in three years or less.

The effect of a 100 basis point increase in interest rates would not have a material effect to the Company's results of operations or financial condition, due to the short-term duration of the investment portfolio.

The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.
-------------------------------------------------------------------------------

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's short-term investments and long-term debt obligations, including current maturities (in thousands).
                                1999    2000     2001     2002     2003    Thereafter  Total
                                ----    ----     ----     ----     ----    ----------  -----
Cash equivalents
   Fixed rate                 $14,764  $  --    $  --   $    --   $  --   $     --   $ 14,764
   Average interest rate        3.40%     --       --        --      --         --      3.40%
Available for sale securities
   Fixed rate                  11,834   9,006    1,835       --      --         --     22,675
   Average interest rate        4.18%   4.14%    4.26%       --      --         --      4.17%
Total investment securities    26,598   9,006    1,835       --      --         --     37,439
   Average interest rate         3.75    4.14    4.26%       --      --         --      3.87%

Long-term debt
   Fixed rate                   1,330   1,330    3,029   18,018   3,068    136,585    163,360
   Average interest rate        9.11%   9.11%    9.24%    6.96%   9.24%       8.2%       8.2%

                                 RATE REGULATION

Existing Rate Regulation
------------------------

In 1995, Black Hills Power and the South Dakota and Wyoming regulatory bodies reached settlement relating to the inclusion of NS #2 into rate base.

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

During the freeze period, Black Hills Power is undertaking the risks of machinery failure, load loss caused by either an economic downturn or changes in regulation, increased costs under existing power purchase contracts over which the Company has no control, government interferences, acts of nature and other unexpected events that could cause material losses of income or increases in costs of doing business. However, the settlements anticipate that Black Hills Power will retain during that period of time earnings realized from more efficient operations, sales from load growth, and off-system sales of power and energy, including the sale to MDU. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS OUTLOOK STATEMENTS.)

Long-Term Contracts
-------------------

As a result of rate negotiations, Black Hills Power has been successful in entering into long-term contracts with most of its industrial and large commercial customers. The all requirements electric service agreement with Homestake Mining Company expires September 9, 2002, and the other contracts have terms of five years that begin to expire in 2000. However, each of the contracts provides options for the customer to keep the term of the contract extended for at least three years, with the proviso that if the customer allows the term to reduce to less than two years, Black Hills Power may invoke a planning surcharge on that customer. If deregulation in retail electric sales occurs, the contracts give Black Hills Power notice to allow for planning to make the transition to full competition, guard against stranded investment and protect other customers from rate impacts of unexpected load loss. However, management cannot predict if the notice period would be sufficient to fully adapt for competition. These industrial and large commercial customers, together with the wholesale power sales agreements to the City of Gillette and MDU, result in approximately 40 percent of Black Hills Power's firm load under these term contracts.

Business Development Rates
--------------------------

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

                    COMPETITION IN ELECTRIC UTILITY BUSINESS

Current Status of Competition for Service at Retail
---------------------------------------------------

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

Competition in Electric Generation
----------------------------------

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

Black Hills Power could face the competition of industrial and public customers constructing self-generation facilities using alternative fuels, such as waste material, natural gas or oil. To date, Black Hills Power has not faced any material competition from such sources and management does not believe that such sources are cost effective and the company believes its rate design allows flexibility in rates should competition become a threat, but no assurances can be given that material competition from these sources will not occur.

Transmission Access
-------------------

In 1996, the FERC adopted Order 888 that requires each public utility under its jurisdiction to file open access transmission tariffs that provide rates which are comparable to the same transmission costs of the public utility to transmit power over its system. The rates provide for various transmission services to be provided for any competitor but apply to the transmission of electric power for wholesale purposes only. FERC has established Black Hills Power's open access transmission tariffs (See ITEM 3. LEGAL PROCEEDINGS - Transmission Rates - FERC Proceedings). The regulations further require the public utility to keep posted for public access, on an electronic bulletin board, all current information concerning the availability and rates for these transmission services. Black Hills Power was granted an extension by FERC to delay establishing an electronic bulletin board until WAPA, which operates the control area in which Black Hills Power is located, establishes or participates in an electronic bulletin board. The public utilities are further required by FERC to adopt standards of conduct which require the functional separation of those persons who operate and market the transmission system from those persons who buy and sell power for the same utility; however, the FERC granted a waiver to Black Hills Power from the requirement to adopt the standards of conduct in view of Black Hills Power's small transmission system and lack of significant market control. The regulations are designed to attempt to eliminate any market advantage of the utility owning transmission over others engaged in the sale of electric power at wholesale.

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

Retail Wheeling
---------------

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

The SDPUC and WPSC continue to monitor the potential impacts of electric utility industry restructuring and retail competition in South Dakota and Wyoming. At this time, South Dakota does not have any legislative activity regarding retail wheeling. During the 1999 legislative session, the Wyoming State Senate rejected a bill which would have required the WPSC to hold formal hearings and provide a report regarding the effects of retail wheeling in Wyoming. Several credible studies, including a study for the US Department of Energy, have indicated that electric rates for residential customers in South Dakota and Wyoming may increase if there is national retail competition. The Company is unable to predict whether Congress or the states may in the future require electric retail competition and, if they do, whether the ground rules for competition will be fair to all participants including its related impacts on customers rates.

Management is unable to predict the effect of full electric retail competition on the Company's earnings. Management does anticipate that a transition period of at least five years will be required to achieve a fully competitive electric energy retail market. During that five years, Black Hills Power will endeavor to increase its earnings through additional sales and cost management. Based upon the FERC's expressed positions concerning open access transmission regulations, electric utilities which will lose revenues due to competition should be allowed recovery of stranded costs. The market price of electric energy in a fully competitive market is expected to be based upon a much wider geographical area than just Black Hills Power's service territory. Because energy providers are likely to seek the markets where the highest profit margins can be realized, today's rates designed to serve exclusive service territories may be substantially different for service to a fully competitive market. Lower rates today are partially caused by excess generation capacity which allows providers to sell energy above their marginal costs but below full costs.

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

Regulatory Accounting
---------------------

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

                              RESULTS OF OPERATIONS

Consolidated Results
--------------------

The Company reported record earnings for 1998 (before a special non-cash charge), due to sales growth in electric operations and record coal and oil and gas production, partially offset by lower oil and natural gas prices. Consolidated net income for 1998 was $25,808,000 compared to $32,359,000 in 1997 and $30,252,000 in 1996 or $1.19 per average common share in 1998, compared to $1.49 and $1.40 per averaged common share in 1997 and 1996, respectively. This equates to a 12.5 percent return on year-end common equity in 1998, 15.8 percent return on year-end common equity in 1997, and 15.7 percent in 1996.

In 1998, the Company recorded an $8.8 million (net-of-tax) charge to earnings related to a write down of oil and natural gas properties. Absent this charge, the Company's earnings per average common share for 1998 would have been $1.60, a 7 percent increase as compared to 1997, and a return on year-end common equity of 16.1 percent.

Consolidated revenue and net income (loss) provided by the four business segments as a percentage of the total were as follows:


                          1998     1997      1996
                          ----     ----      ----
Revenue:
  Electric                19%      40%       73%
  Energy  extraction
   and production:
   Coal mining             5       10        19
   Oil and gas             2        4         8
Energy Marketing          74       46         -
                          --       --        --
                         100%     100%      100%
                         ===      ===       ===

                         1998     1997      1996
                         ----     ----      ----
Net Income (Loss):
  Electric                96%      68%       61%
   Energy extraction
    and production:
    Coal mining           37       28        32
    Oil and gas          (31)       7         7
  Energy marketing        (1)      (2)        -
  Communications
      and other           (1)      (1)        -
                          --       --        --
                         100%     100%      100%
                         ===      ===       ===

Dividends paid on common stock totaled $1.00 per share in 1998. This reflected increases approved by the Board of Directors from $0.95 per share in 1997 and $0.92 per share in 1996. All dividends were paid out of current earnings. The Company's dividend objective is to increase the dividend at or above the electric utility average and reduce the Company's payout ratio to the low 60's. Management believes this objective is attainable through earnings growth. The Company's three year dividend growth rate was 4.0 percent and the payout ratio for 1998 was 63 percent, excluding the effect of the special non-cash charge.

In January 1999 the Board of Directors increased the quarterly dividend 4.0 percent to 26 cents per share. If this dividend is maintained during 1999, it will be equivalent to $1.04 per share, an annual increase of 4 cents per share.

Electric Operations
-------------------

                   1998     1997     1996
                   ----     ----     ----
                       (in thousands)

Revenue          $129,236 $126,497 $118,718
Operating
  expenses         79,340   81,886   79,628
                 -------- -------- --------
Operating income $ 49,896 $ 44,611 $ 39,090
                 ======== ======== ========
Net income       $ 24,825 $ 22,106 $ 18,333
                 ======== ======== ========


Electric revenue increased 2.2 percent in 1998 compared to a 6.6 percent increase in 1997 and a 9.1 percent increase in 1996. Firm kilowatthour sales decreased 0.4 percent in 1998 compared to a 13 percent increase in 1997 and a
3.9 percent increase in 1996 and have averaged an annual 5.5 percent growth rate over the last three years.

The increase in electric revenue in 1998 was primarily due to a 60 percent increase in non-firm sales and a 2 percent increase in commercial sales partially offset by 4 percent decrease in industrial sales primarily due to Homestake's restructuring. Firm kilowatthour sales declined slightly due to Homestake but total kilowatthour sales increased 4 percent primarily due to a 33 percent increase in off-system sales. Degree days, a measure of weather trends, were 2 percent below 1997 and 4 percent below normal.

The increase in electric revenue and firm kilowatthour sales in 1997 was primarily due to the additional load to serve MDU's energy requirements for its customers in the Sheridan, Wyoming area. Partially offsetting the increase, residential sales declined 3 percent primarily due to milder weather. Degree days were 15 percent below 1996 and 2 percent below normal.

The increase in electric revenue in 1996 was due to strong sales growth in all sectors of the Company's electric business, including the industrial sector and the inclusion of NS #2 in the Company's rate base (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RATE REGULATION).

Revenue per kilowatthour sold was 5.4 cents in 1998 compared to 5.5 cents in 1997 and 5.8 cents in 1996. The number of customers in the service area increased to 56,856 in 1998 from 56,269 in 1997 and 55,601 in 1996. The revenue per kilowatthour sold in 1998 reflects the 33 percent increase in wholesale non-firm sales to 371,100 megawatthours. The revenue per kilowatthour sold in 1997 reflects the increased wholesale sales to MDU's Sheridan, Wyoming customers and 279,600 megawatthours of wholesale non-firm sales. The revenue per kilowatthour sold in 1996 reflects the increase in electric rates and the strong growth in the higher margin sectors of Black Hills Power's business offset by the impact of 249,100 megawatt hours of wholesale non-firm sales in 1996.

Operating  expenses  have  remained  fairly  stable  over the last three  years.
Operating expenses decreased in 1998, primarily due to lower purchased power costs and strong operating cost management, partially offset by increased property taxes and fuel expense. Purchased power costs declined due to the renegotiated Pacific Power Sales Agreement (SEE ITEM 1. BUSINESS - ELECTRIC POWER SUPPLY - Pacific Power's Power Sales Agreement). The increase in operating expenses in 1997 are primarily due to the increased load requirements to serve MDU's Sheridan, Wyoming energy needs. The increase in operating expenses and depreciation associated in 1996 with the commercial operation of NS #2 were offset by a decrease in fuel and purchased power costs.

Depreciation expense decreased 9 percent in 1997 as a result of the 1996 accelerated depreciation of the Kirk Power Plant.

Firm energy sales are forecasted to increase over the next 10 years at an annual compound growth rate of approximately 1 percent with the system demand forecasted to increase 2 percent. The Company currently has a winter peak of 344 MWs established in December 1998 and a summer peak of 348 MWs established in July 1998. These forecasts are from studies conducted by the Company with the help of outside consultants whereby Black Hills Power's service territory is examined and analyzed to estimate changes in the needs for electrical energy and demand over a 20-year period. These forecasts are only estimates, and the actual changes in electric sales may be substantially different. However, in the past the forecasts tracked actual sales within a band of reasonableness over a period of several years. Weather deviations can adversely effect energy sales when compared to forecasts based on normal weather.

Coal Mining Operations
----------------------

                       1998     1997     1996
                       ----     ----     ----
                            (in thousands)

Revenue              $31,413   $31,080  $31,315
Expenses              18,690    18,863   19,081
                      ------    ------   ------
Operating income     $12,723   $12,217  $12,234
                     =======   =======  =======
Net income           $ 9,585   $ 9,073  $ 9,934
                     =======   =======  =======

Revenue and operating expenses have been fairly stable over the last three years reflecting stable production and long-term coal contracts. Wyodak Resources had record coal production of 3,280,000 tons in 1998 compared to 3,251,000 tons in 1997 and 3,243,000 tons in 1996.

Non-operating income was $1,063,000 in 1998 and $1,066,000 in 1997 compared to $2,725,000 in 1996. Non-operating income includes gains or losses on sale or disposal of property and equipment and interest income from investments. Non-operating income in 1996 included a $700,000 gain realized on the disposal of equipment and an increase in cash available for investment.

Wyodak Resources expects relatively stable sales in 1999 absent unplanned outages at the Wyodak Plant or Black Hills Power's plants.

Oil and Gas Operations
----------------------

                           1998     1997      1996
                           ----     ----      ----
                               (in thousands)

Revenue                   $12,562  $13,295  $12,555
Expenses                   11,356   10,388    9,574
                           ------   ------    -----
Operating income
   before non-cash
   charge                   1,206    2,907    2,981
Ceiling test write down    13,546     -           -
                           ------   ------   ------
Operating income
 (loss)                  $(12,340) $ 2,907  $ 2,981
                         ========  =======  =======
Net income (loss)        $ (7,976) $ 2,147  $ 2,198
                         ========  =======  =======

In 1998, Western Production Company changed its name to Black Hills Exploration and Production, Inc. to more closely identify it's activities with the Company.

Net income before the special non-cash charge and assets related to oil and gas operations have been 7 percent or less of the Company's consolidated amounts over the last three years.

Black Hills Exploration and Production's product sales and product prices for the last three years were as follows: 1998 1997 1996 Barrels of oil 344,000 299,000 286,000 sold Mcf of natural 2,056,000 1,747,000 1,718,000 gas sold
Equivalent barrels 687,000 590,000 572,000 of oil sold Price per barrel $12.19 $19.05 $21.09 of oil Price per mcf of natural gas $1.97 $2.42 $2.05

Revenue decreased 5.5 percent in 1998 primarily due to 36 percent and 19 percent lower oil and natural gas prices, respectively, partially offset by 15 percent and 18 percent increases in oil and natural gas sales, respectively. In addition, to mitigate the risk of declining product prices, the company hedged certain oil production in Wyoming (excluded from the product prices noted above) and recognized $939,000 in hedging gain (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 7 - Commitments and Contingent Liabilities - Price Risk Management Activities).

Black Hills Exploration and Production's production expenses increased 9.3 percent in 1998, 8.5 percent in 1997, and 1.1 percent in 1996. Production expenses increased in 1998 and 1997 due to increased depletion as a result of increased oil and gas production and lower crude oil prices. Black Hills Exploration and Production recognized $4,850,000, $3,920,000, and $3,434,000 of depletion expense in 1998, 1997, and 1996, respectively. Low oil and gas prices reduce the cash flow and value of the Company's oil and gas assets and cause the Company to increase its depletion expense.

Black Hills Exploration and Production accounts for its oil and gas activities using the full cost method of accounting (See NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Note 1 - Business Description and Summary of Significant Accounting Policies - Oil and Gas Operations).

In December 1998, Black Hills Exploration and Production recognized a $13,546,000 pretax loss related to a write down of oil and gas properties. The write down was primarily due to historically low crude oil prices, lower natural gas prices and decline in value of certain unevaluated properties. Absent other factors impacting depletion expense, the Company expects future depletion expense per unit of production to be reduced because of this write down.

Black Hills Exploration and Production's proved reserves and the revenues generated from production decline as production occurs, except to the extent successful exploration, development, and production enhancement activities are conducted or additional proved reserves are acquired. Black Hills Exploration and Production has been active in exploration and development drilling during the past three years.

Black Hills Exploration and Production's drilling results were as follows:

                    1998       1997       1996
                 ---------------------------------
                 Gross Net  Gross Net  Gross Net
Wells drilled     43   6.4   37   7.1   52   7.0
Producing         23   2.3   22   3.5   35   4.7
Success rate      53%        59%        67%

In April 1998, Black Hills Exploration and Production acquired approximately 3.7 billion cubic feet of natural gas in Wyoming for $1,836,000. In 1998, the Company also acquired 88,000 barrels of oil and 0.1 billion cubic feet of natural gas in the Finn Shurley Field for $404,000.

In 1997, Black Hills Exploration and Production acquired approximately 121,000 barrels of oil and 0.2 bcf of natural gas in the Finn Shurley Field for $455,000.

In 1997 and 1996, Black Hills Exploration and Production sold certain interest in natural gas properties for $165,000 and $380,000, respectively. Such sales are not expected to materially impact future production.

Black Hills Exploration and Production intends to increase its net proved reserves by selectively increasing its oil and gas exploration and development activities and by acquiring producing properties primarily with the use of internally generated funds and short-term borrowings.

Black Hills Exploration and Production's reserves are based on reports prepared by Ralph E. Davis Associates, Inc. Reserves were determined using constant product prices at the end of the respective years. Estimates of economically recoverable reserves and future net revenues are based on a number of variables which may differ from actual results. Black Hills Exploration and Production's unaudited reserves, principally proved developed and proved undeveloped properties, were estimated to be 2.4, 2.5, and 2.4 million barrels of oil and 16.0, 9.1, and 11.0 billion cubic feet of natural gas as of December 31, 1998, 1997 and 1996, respectively. The increase in reserves at December 31, 1998, was due to natural gas acquisitions and drilling results despite lower product prices. The decrease in reserves at December 31, 1997 was due to lower oil and gas prices and reductions in engineering estimates of recoverable reserves for certain natural gas properties.

Independent Power Business
--------------------------

In 1998, WYGEN, Inc. changed its name to Black Hills Generation, Inc., reflecting its alignment with the Company and its stated mission to build or acquire electric generating assets. Black Hills Generation was formed in 1994 for the sole purpose of engaging in the generating and selling of electric power and energy at wholesale and has exempt wholesale generator status under Section 32 of the Public Utility Holding Company Act. At this time Black Hills Generation is proposing to build an 80 megawatt coal-fired electric generating plant to be known as the WYGEN project adjacent to NS #2. In 1996, Black Hills Generation received a prevention of significant deterioration air quality construction permit from the DEQ. In addition, Black Hills Generation renewed its prevention of significant deterioration air quality construction permit for the WYGEN project with the DEQ in September 1998. Construction must commence within one year of the renewal of the permit or Black Hills Generation will be required to reapply. As an independent power project, the air quality permit is the only major permit required. Viable markets for the electric power and energy from the WYGEN project will depend partially upon the cost of transmission rights to deliver the electric power and energy to higher priced energy markets. While the FERC's open access transmission regulations should make such transmission legally available, physical transmission constraints or the perception of such constraints may require Black Hills Generation's participation in transmission improvements which, together with transmission rates for access across transmission systems, could make the WYGEN project less economical. The economics of delivering power over multiple-owned transmission systems will depend upon how successful the FERC is in bringing about regional transmission systems operated independently of the interest of any one provider, with mechanisms to pool costs and cause transmission system improvements to be constructed, on a timely basis, with broad participation.

In addition to the WYGEN project, the Company is exploring opportunities for participating in the acquisition of existing or new independent power projects fueled by coal or natural gas and located at Wyodak Resources' mine or at other locations in the United States. To date, such efforts have not resulted in successful bids for such projects.

Energy Marketing Operations
---------------------------

                              1998      1997
                              ----      ----
Revenue                     $506,043  $142,790
Expenses                     506,002   143,615
                            --------  --------
Operating income            $     41  $   (825)
                            ========  ========
Net loss                    $   (346) $   (749)
                            ========  ========

The substantial increase in revenues and operating expenses and related increases in accounts receivable and accounts payable balances is primarily due to recording twelve months of operations for Black Hills Energy Resources in 1998. Black Hills Energy Resources was acquired in July 1997. Enserco Energy, Inc.'s revenues and operating expenses were recorded using the equity method in 1997 and due to the acquisition of the shareholder interests in 1998 (discussed below), include all 1998 revenues and operating expenses and related increases in accounts receivable and accounts payable balances. Net income was adjusted for the other shareholder interests prior to the reacquisition. Black Hills Coal Network was formed in September 1998 (discussed below) and reflects activity from the acquisition's effective date.

Energy marketing operations revenues and daily volumes by energy product for the last two years are as follows:

                          1998      1997
                          ----      ----
                          (in thousands)
Revenues:
  Natural gas            375,934   95,980*
  Crude oil              117,185   46,810*
  Coal                    12,924*       -
Daily Volumes:
  Natural gas (mmbtus)   487,000   231,000*
  Crude oil (barrels)     19,000    12,600*
  Coal (tons)              4,400*        -

*Since the acquisition date.

The  marketing   operations  are  high  volume,   low  margin  businesses  whose
contribution to consolidated earnings has not been significant.

Within the context of this report, an energy marketing company is a company that sells and buys natural gas, crude oil, coal, and electric power at market prices and ordinarily does not participate in the production of energy.

Black Hills Capital Group, Inc. was incorporated by the Company to hold the Company's equity and debt investments in Black Hills Energy Resources, Inc. VariFuel, Inc., Enserco Energy, Inc., and Black Hills Coal Network, Inc. In addition to the energy marketing companies, Black Hills Capital Group will be the primary vehicle for future corporate development activities outside of the internal company specific activities.

Energy marketing operations expanded considerably in 1998 in terms of products, customers, and volume. In September Black Hills Coal Network acquired Coal Network and Coal Niche, Mason, Ohio-based coal marketing companies with customer and supplier relationships east of the Mississippi. Enserco Energy, our Rocky Mountain, Northwest and West Coast regions' natural gas marketing company, reacquired the shares not owned by the company and expanded its Rocky Mountain region service to retail customers with an acquisition of Platte River Solutions' retail operations. Black Hills Energy Resources expanded its crude oil marketing operations with additional sales from its 1997 expansion in Tulsa, Oklahoma and Midland, Texas, and East Coast region retail gas sales with the opening of an Allentown, Pennsylvania office.

Cost of natural gas, crude oil and coal sold (included in Fuel and Purchased Power in the CONSOLIDATED STATEMENTS OF INCOME) relating to the above revenues totaled $498,580,000 in 1998 and $141,726,000 in 1997. The increase in cost of sales is primarily due to increased volumes as described in the revenue increase above.

In 1998, the energy marketing companies incurred a net loss of $346,000 due to mild weather conditions in certain markets and additional administrative expenses incurred to expand its operations.

In 1997, the energy marketing companies incurred a net loss of $(749,000) primarily due to mild weather conditions in its target markets, start-up expenses and additional administrative expenses to expand its energy marketing operations.

In July 1997, Black Hills Capital Group acquired the assets and hired the operational management of Jomax Partners, L.P. as successor and survivor of Wickford Energy Marketing, L.C. and Wickford Energy Marketing Canada Company. Black Hills Energy Resources, Inc., is headquartered in Houston, Texas with a natural gas sales office in Calgary, Alberta, Canada and crude oil sales offices in Tulsa, Oklahoma, and Midland, Texas. Black Hills Energy Resources is a "niche" wholesale natural gas and crude oil marketing company with expertise in Gulf Coast and Canadian supply, targeting natural gas markets in the East Coast and Midwest and crude oil markets primarily in the Southwest.

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

In 1996, Wyodak Resources, with the participation of three individuals, formed an energy marketing startup company under the name of Enserco Energy, Inc. (Enserco), headquartered in Lakewood, Colorado. Wyodak Resources also acquired a convertible debenture from Enserco.

To provide Enserco with the financial backing to participate in the purchase and sale of natural gas and electric power, Wyodak Resources has agreed to guarantee up to $15,000,000 of letters of credit to be issued by banks to guarantee purchases and sales of natural gas.

Enserco has acquired the approval from the FERC of a tariff which allows Enserco to sell electric power at market prices. With the reacquisition of shares, Enserco's FERC approval to market electric power needs recertification of FERC. The company has not actively pursued the electricity market to date. Should wholesale electricity market conditions stabilize, the company will review its options at that time. Enserco is also qualified to purchase and sell natural gas at market prices.

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

The energy marketing companies generate large amounts of revenue and corresponding expense related to buying and selling energy products. Associated with the purchase and sale of energy products, the energy marketing companies use derivatives (exchange traded and over-the-counter energy financial instruments) to manage risk associated with the buying and selling of energy products whose prices can be extremely volatile. The use of derivatives helps mitigate risk in the trading of energy products but does not eliminate the risk. Black Hills Capital Group and the energy marketing companies have adopted risk management policies and established risk management committees to further mitigate risk associated with the sale and purchase of energy products. Some purchasers and sellers with whom the energy marketing companies transact business require the utilization of letters of credit to assure the underlying performance of the obligations between the parties. The failure of a party to perform may result in a significant risk of loss to the energy marketing companies and corresponding loss to Wyodak Resources as it concerns the outstanding letters of credit to Enserco.

Communication and Technology Operations
---------------------------------------

In September 1998, Black Hills Capital Group formed Black Hills FiberCom, Inc. to provide facilities-based communication services for Rapid City, and the Northern Black Hills of South Dakota .

The newly formed company is expected to invest more than $50,000,000 over the next three years in state-of-the-art technology that will offer local and long distance telephone service, expanded cable television service, Internet access, and high-speed data and video services. Construction began in the fourth quarter of 1998 and will take two to three years to build out the complete fiber optics system. The Company expects to begin serving customers by the summer of 1999. The company plans to market the communications services to schools, hospitals, cities, economic development groups, and business and residential customers.

Black Hills FiberCom is partnering with an international telecommunications firm, GLA International, of St. Louis, Missouri, to build 200 mile fiber optic backbone and a 500-mile hybrid fiber coaxial network in Rapid City and the Northern Black Hills. GLA was the firm that helped develop the fiber networks for Brooks Fiber Properties which was recently purchased by WorldCom. Black Hills FiberCom is expected to have positive cash flow from operating activities in its second year of operation and assets and net income are expected to comprise less than 10 percent of consolidated assets and earnings when fully implemented.

DAKSOFT, Inc. was incorporated by the Company in 1994, to develop and market internally generated computer software associated with the Company's business segments. Additionally, DAKSOFT has developed internet/intranet products which are currently being used internally and marketed to third parties. In 1998 and 1997, DAKSOFT entered into agreements for the customized installation of its Customer Information System (CIS) product. DAKSOFT's assets and net income are expected to comprise less than 3 percent of consolidated assets and earnings.

Other Segments of Business
--------------------------

Landrica was incorporated by the Company in March 1984, and holds minor interests in real estate.

The financial position and results of operations of Black Hills Generation and Landrica are not material to the Company.

Year 2000 Issues
----------------

What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems and products that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management has formed a Year 2000 Committee to establish and ensure the Company's compliance with what is commonly known as the "Year 2000 problem". In addition, consultants have been engaged in certain areas to assist with a comprehensive review of the Company's state of readiness and to assist with any necessary remedial plans for the Year 2000 date change. The Company's review encompassed supporting information technology systems, product generation and distribution systems, and business supply chain systems and infrastructure.

Management presently believes that with the modifications it is making to the Company's existing software and conversions to new software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations.

Management further believes that the cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 should not have a significant impact on the results of operations. The cost of the Year 2000 project is currently estimated at less than $1 million and is being funded through operating cash flows. These costs are primarily attributable to the purchase of new software and equipment which are expensed or capitalized on a basis consistent with the Company's accounting policies for capital assets.

Other than seeking representations and assurances from third parties, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be affected by the date change. The Company's business, financial condition and results of operations may be adversely impacted should the efforts of customers, suppliers or service providers for the Company to address the Year 2000 issue prove to be inadequate. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures are being expanded to include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions are being developed. These plans will be complete by June 1999 and will include, for example, development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels.

Accounting Pronouncements
-------------------------

FASB Statement No. 130, "Reporting Comprehensive Income," adopted in 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Adoption of Statement No. 130 did not impact the Company's financial position or results of operations in 1998.

FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The Company adopted this Statement in the fourth quarter of 1998. (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 11 - Summary of Information Relating to Segments of the Company's Business.)

FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The Company adopted this Statement in the fourth quarter of 1998. (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 8 - Employee Benefit Plans.)

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use." The Statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The Company will adopt the new Statement in 1999. The effect of adoption is not expected to materially affect the Company's financial position or results of operations.

In May 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The Statement is effective for fiscal years beginning after December 15, 1998. The Statement defines one-time start up costs and requires such costs to be expensed as incurred. The Company will adopt the new Statement in 1999. The effect of adoption is not expected to materially affect the Company's financial position or results of operations.

As a result of recent pronouncements issued by the Financial Accounting Standards Board and the Emerging Issues Task Force, the Company's comprehensive method of accounting for energy-related contracts and/or derivative instruments and hedging transactions is changing effective January 1, 1999. The Company does not anticipate that its current mark-to-market accounting for certain fixed-price natural gas contracts will be significantly affected by the adoption of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") or by the Emerging Issues Task Force's conclusions in EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10"). However, provisions in Statement No. 133 and in EITF 98-10 will affect the accounting for other trading and marketing operations that are currently accounted for under the accrual method. Further, provisions in Statement No. 133 will affect the accounting for and disclosure of other contractual arrangements and operations of the Company.

The Company is required to adopt the provisions of EITF 98-10 effective January 1, 1999, while the transition rules under Statement No. 133 provide for early adoption as of the beginning of any fiscal quarter subsequent to June 15, 1998. Management anticipates that implementation of the provisions of these standards will not have a material impact on the Company's financial position at January 1, 1999. However, management believes that the adoption of the provisions of these standards may affect the variability of future periodic results reported by the Company, as well as its competitors. Such earnings variability, if any, will likely result principally from valuation issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets resulting from, among other things, the lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively. Management will continue to monitor exposure to these and other market and business risks and will adjust valuation reserves accordingly as indicated by changing circumstances.

                           BUSINESS OUTLOOK STATEMENTS

The following statements are based on current expectations. The statements under this Business Outlook Statements section are forward-looking, and actual results may differ materially.

Pacific Power's Power Sales Agreement
-------------------------------------

Pacific Power's Power Sales Agreement represents Black Hills Power's highest-cost electric power resource. Black Hills Power has been able to utilize the 75 MW resource from Pacific Power's Power Sales Agreement at a load factor of only 60 percent. Black Hills Power expects to reduce these costs in the future through better utilization of the resource through a marketing program and as a result of the Second Restated and Amended Power Sales Agreement executed between Pacific Power and Black Hills Power. This marketing program will include the use of the Pacific Power's Power Sales Agreement under which Black Hills Power has the right to cause the power and energy to be delivered at any point on Pacific Power's transmission system (defined as both Pacific Power's owned and contracted transmission paths) where capacity is available. This Second Restated and Amended Power Sales Agreement, effective August 1, 1997, and terminating December 31, 2023, supersedes the Restated Agreement, which was intended to be effective January 1, 2000.

The Second Restated Agreement provides (i) that 25 megawatts of the contract capacity amount and the charges thereof will be deleted, 5 megawatts each year commencing in the year 2000, (ii) Black Hills Power shall pay no levelized annual charges for Colstrip Plants' additions and replacements which are completed after January 1, 1997, (iii) that commencing January 1, 1997, the company's fixed cost components of the Variable Costs shall be based on an assumption that the Colstrip Plants operated at an 80 percent load factor, (iv) beginning August 1, 1997 and continuing until December 31, 1999, Black Hills Power shall pay Pacific Power annual fixed cost of $164.59 per kW-yr multiplied by the capacity purchased, (v) commencing January 2000 and continuing until December 2018, Black Hills Power shall pay Pacific Power's initial investment in Colstrip Units 3 and 4 using Pacific Power's then most current applicable cost of capital consisting of Pacific Power's then current FERC approved capital structure, Pacific Power's then current weighted average cost of long-term debt and preferred stock using FERC approved methods and Pacific Power's then current FERC approved cost of common equity, (vi) that the monthly invoices for the fixed amount calculated above shall be reduced by $95,564 for the years 2000 through 2009, and (vii) unbundling of the transmission charge in the contract to Pacific Power's FERC-filed rates. Future cost reductions or increases related to these amendments will depend on Pacific Power's future capital structure and cost of capital and the cost of replacement power starting in the year 2000. However, the Company believes the reduction of the 25 MWs of capacity which begins in the year 2000 at a rate of 5 MW a year is positive as the Company enters a deregulated electricity market and believes Pacific Power's future cost of capital under the FERC approved capital structure will be lower than the cost of capital formulas embedded in the existing contract.

Future Electric Sales
---------------------

Future earnings from all power sales are dependent on many economic and political factors, including the move toward competition at the retail level, the market price of electricity, the ability of Black Hills Power to generate and deliver electric power at a cost that will allow a profit margin and the regulatory treatment of electric utilities during the transition period toward competition.

In order to realize a higher margin of profit than from sales on the spot market, Black Hills Power continues to look for opportunities to sell power off-system . The highly competitive wholesale electric power market, the lack of an open retail market at this time, the cost of transmission to deliver the power to markets where prices are higher, the current low natural gas prices and the availability of surplus capacity and energy are the current competitive conditions that make it difficult to find new markets. However, management believes that Black Hills Power's marginal production costs are low enough and the quantity of power Black Hills Power has available high enough that new opportunities for off-system sales are feasible.

Future Retail Wheeling
----------------------

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

Rate Regulation
---------------

Management's expectation is that the rate settlements made with the South Dakota and Wyoming Commissions in 1995 are beneficial in that (i) management has confidence in the operational capability of Black Hills Power's power plants;
(ii) management does not anticipate purchasing any substantial amount of capacity and energy during the freeze period except for its existing purchase power agreements; and (iii) Wyodak Resources' mining costs are not expected to materially increase. Absent unplanned state or Federal requirements to deregulate the electric utility industry in South Dakota or Wyoming, the Company expects its electric operations to be regulated by the SDPUC and WPSC.

Future Coal Sales
-----------------

Many factors can significantly affect sales of coal and revenue under the existing contracts. Examples include the seller's or buyer's inability to perform due to machinery breakdown, damage to equipment, governmental impositions, labor strikes, coal quality problems, transportation problems and other unexpected events, including a material breach of an obligation under existing contracts.

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

Because of an acquisition of unit train load-out facilities with the Clovis Point Mine Properties, Wyodak Resources expects to increase its market opportunities. However, the heating value (approximately 8,000 Btu per pound) of the coal at Wyodak Resources' mine and the Clovis Point Mine Properties is approximately 400 to 800 Btus less than Powder River Basin coal available at other locations. This difference in the Btu value combined with relatively high mining costs due to low production volumes makes Wyodak Resources' coal noncompetitive in the current market for coal to be shipped by rail over long distances because of higher freight rates per Btu. Notwithstanding this limitation, the acquisition of a unit train loadout facility has led management to investigate opportunities for Wyodak Resources to ship coal by rail at closer distances where the Btu difference would not be a major factor, to ship coal that is enhanced at the coal mine site by various processes, one of the results of which would remove some of the moisture content of the coal and thereby increase the Btu per pound content and to the acquisition of the coal marketing companies to enhance future coal sale opportunities.

Processes for the enhancement of Powder River Basin coal are being developed and seriously considered for commercial operations by the coal industry. Wyodak
Resources continues to investigate several coal enhancement opportunities but has not invested significant capital in any of the processes. Management can give no assurances at this time that any coal enhancement process will be economically viable at Wyodak Resources' mine due to several factors including: the current low spot market price of Powder River Basin coal, technical limitations of many of the coal enhancement processes developed to date, and an uncertain market demand for enhanced Powder River Basin coal.

Freight rates to ship coal by rail are also a material factor in determining the economic feasibility of selling either raw run-of-the-mine coal or enhanced coal products. At this time only one rail carrier, the Burlington Northern, is available to Wyodak Resources for such sales. Reasonable freight rates are a requirement for any rail transported sales from Wyodak Resources' mine.

Future Oil and Gas Sales
------------------------

Many factors can significantly affect sales of oil and natural gas and the corresponding revenues under existing or future agreements. Such factors include, but are not limited to, the seller's or buyer's inability to perform due to equipment malfunctions, damage to equipment, and transportation problems which could result from the Company or third party providers of such services, governmental impositions, labor problems, weather problems, economic factors, and other unexpected events.

The oil and natural gas industry is highly competitive and the Company's ability to obtain rights to drill future oil and natural gas wells and/or acquire such properties is subject to the Company's availability to obtain such opportunities on an economic basis.

The Company is unable to predict future markets, technological advancements, and economic conditions that could effect the profitability and probability of success of the oil and natural gas operations.

Future Energy Marketing Sales
-----------------------------

The profitability of the Company's energy marketing operations depends in large part on management's ability to assess and respond to changing market conditions. Such conditions include, but are not limited to, availability of supply, availability of transportation capacity from supply area to markets served, operating margins on sales and market demand. In addition, such operations are highly sensitive to weather conditions in the markets served. The Company is unable to predict future markets and economic conditions that could effect the profitability of the energy marketing operations.

Future Communication and Technology Activities
----------------------------------------------

The Company's start-up communications operations are expected to have operating losses for two to four years. The recovery of capital investment and future profitability are dependent primarily on the ability of the Company to attract new customers and customers from incumbent providers including U.S. West Communications and Telecommunications, Inc. (TCI) the incumbent telephone and cable television providers. Although the Company does not anticipate being regulated in the local markets it is unable to predict future markets, future government impositions, and future economic conditions that could effect the profitability of the communication and technology operations.

Future Corporate Development Activities
---------------------------------------

The Company's corporate development activities are accomplished through Black Hills Capital Group. Black Hills Capital Group's focus is to increase the Company's earnings and assets through energy and communication related investments that position the Company to earn multiple revenue streams. Potential investments could be comprised of independent power projects, coal reserves, oil and gas reserves, energy transportation assets, energy marketing assets, communication assets or other related assets. The success of Black Hills Capital Group acquiring such assets will depend on future market conditions. The market for such assets is very competitive. The Company is unable to predict future markets and economic conditions that could effect the profitability and probability of the success of corporate development activities.

Risks and Uncertainties
-----------------------

The forward looking statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations involve a number of risks and uncertainties. In addition to factors discussed above, other factors that could cause actual results to differ materially are the following: the extent to which the federal government or the state governments, or both, institute competition in the electric utility business; the market value of electric power at the time of full competition, of including any competitor's delivery costs to Black Hills Power's current markets and Black Hills Power's ability to produce and deliver power at those market prices; the extent to which the surplus electric generation continues; the extent that any electric generating surplus is exhausted and customers are again entering into longer-term purchased power contracts with prices relating more to the full cost of generating and delivering electric power than to spot market energy prices; the future market prices of crude oil, natural gas and coal; the Company's ability to produce coal, oil and natural gas at costs maintaining historical profit margins consistent with contractual sales obligations; government regulations of the environment, especially to the extent to which further financial burdens may be placed upon coal versus natural gas and additional governmental burdens that may be placed upon the burning of all fossil fuels; the extent to which competition will be fairly administered for participants in the electric utility business and whether it will be applied equally to investor-owned companies, rural electric cooperatives, public power agencies and municipalities; technological advances in the generation and delivery of electric power; the general economy as it affects the use of electric power; the market price of competing fuels to electricity, such as natural gas; the extent to which coal beneficiation programs are efficiently developed and the extent to which the new coal products will be accepted by the market; the Company's ability and success in implementing its communications strategy; technological advances in communications delivery equipment; the general economy of Black Hills Power's retail service territory; and other risk factors which are referenced in this report and other SEC reports filed prior hereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Public Accountants                               37

      Consolidated Statements of Income and Retained Earnings
        for the three years ended December 31, 1998                          38

      Consolidated Statements of Cash Flows for
        the three years ended December 31, 1998                              39

      Consolidated Balance Sheets as of December 31, 1998 and 1997           40

      Consolidated Statements of Capitalization as of
        December 31, 1998 and 1997                                           41

      Notes to Consolidated Financial Statements                             42



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Black Hills Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Black Hills Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Hills Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                       ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
January 27, 1999


                                  BLACK HILLS CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31                       1998         1997         1996
-----------------------                       ----         ----         ----
                                        (in thousands, except per share amounts)
Operating revenues:
   Electric                                $129,236      $126,497    $118,718
   Coal mining                               31,413        31,080      31,315
   Oil and gas                               12,562        13,295      12,555
   Energy marketing                         506,043       142,790           -
                                            -------       -------     -------
                                            679,254       313,662     162,588
                                            -------       -------     -------
Operating expenses:
   Fuel and purchased power                 531,518       177,071      34,195
   Operations and maintenance                32,701        31,743      30,343
   Administrative and general                15,747        12,113       8,491
   Depreciation, depletion and amortization  24,037        22,311      22,794
   Oil and gas ceilings test write down      13,546             -           -
   Taxes, other than income taxes            12,472        11,985      12,460
                                             ------        ------      ------
                                            630,021       255,223     108,283
                                            -------       -------     -------

Operating income                             49,233        58,439      54,305
                                             ------        ------      ------

Other income (expense):
   Interest expense                         (14,707)      (14,123)    (13,942)
   Investment income                          2,861         2,136       1,373
   Other, net                                   129           233       2,094
                                            -------       -------     -------
                                            (11,717)      (11,754)    (10,475)
                                            -------       -------     -------
Income before income taxes                   37,516        46,685      43,830
Income taxes                                (11,708)       (14,326)   (13,578)
                                            -------        -------    -------
       Net income                          $ 25,808      $ 32,359    $ 30,252
                                           ========      ========    ========

Earnings per share of common stock:
   Basic and diluted                         $1.19         $1.49        $1.40
                                             =====         =====        =====
Weighted average common shares outstanding:
   Basic                                     21,623        21,692      21,660
                                             ======        ======      ======
   Diluted                                   21,665        21,706      21,660
                                             ======        ======      ======

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Years ended December 31                       1998         1997         1996
-----------------------                       ----         ----         ----
                                                      (in thousands)
Balance, beginning of year                 $143,703      $131,884    $121,562
Net income                                   25,808        32,359      30,252
Cash dividends on common stock ($1.00,
  $0.95 and$0.92 per share, respectively)   (21,737)      (20,540)    (19,930)
                                            -------       -------     -------

Balance, end of year                       $147,774      $143,703    $131,884
                                           ========      ========    ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 BLACK HILLS CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31                          1998        1997        1996
                                                 ----        ----        ----
                                                        (in thousands)

Operating activities:
   Net income                                   $25,808      $32,359    $30,252
   Principal non-cash items-
    Depreciation, depletion and amortization     24,037       22,311     22,794
    Oil and gas ceilings test write down         13,546            -          -
    Deferred income taxes and investment tax
     credits                                     (2,535)       2,457      1,872
   Increase in receivables, inventories and
     other current assets                       (49,775)     (27,067)      (373)
   Increase (decrease) in current liabilities    43,709       26,015     (1,412)
   Other, net                                       (60)         (26)     2,264
                                                 ------       ------     ------
                                                 54,730       56,049     55,397
                                                 ------       ------     ------
Investing activities:
   Property additions, excluding allowance
    for other funds used during construction    (25,265)     (21,087)   (24,388)
   Energy marketing assets                       (1,960)      (7,232)         -
   Available for sale securities purchased      (22,361)     (31,944)   (40,894)
   Available for sale securities sold            13,655       29,433     36,189
                                                (35,931)     (30,830)   (29,093)

Financing activities:
   Dividends paid                               (21,737)     (20,540)   (19,930)
   Treasury stock, net                           (3,081)           -          -
   Common stock issued                              273          409        511
   Increase (decrease) in short-term borrowings   5,067         (120)      (475)
   Long-term debt issued                              -            -        156
   Long-term debt retired                         (1,331)     (1,534)    (1,405)
                                                 -------     -------    -------
                                                 (20,809)    (21,785)   (21,143)
                                                 -------     -------    -------

    Increase (decrease) in cash and cash
     equivalents                                  (2,010)      3,434      5,161

Cash and cash equivalents:
   Beginning of year                              16,774      13,340      8,179
                                                  ------      ------      -----
   End of year                                   $14,764     $16,774    $13,340
                                                 =======     =======    =======

Supplemental disclosure of cash flow information:

   Cash paid during the period for-
    Interest                                    $14,742      $14,167    $13,996
    Income taxes                                $13,135      $11,840    $12,616

   Assumption of reclamation liability in
     acquisition of Clovis Point properties     $     -      $     -    $ 7,957

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 BLACK HILLS CORPORATION
                                CONSOLIDATED BALANCE SHEETS

At December 31,                                           1998          1997
---------------                                           ----          ----
                                                            (in thousands)
   ASSETS
Current assets:
   Cash and cash equivalents                         $  14,764       $  16,774
   Securities available for sale                        22,675          13,969
   Receivables, net
    Customers                                           87,068          39,639
    Other                                                2,919           3,414
   Materials, supplies and fuel                          9,733           8,642
   Prepaid expenses                                      3,321           1,571
                                                       -------          ------
                                                       140,480          84,009
                                                       -------          ------
Property and equipment:
   Electric                                            496,883         487,424
   Coal mining                                          51,889          52,804
   Oil and gas                                          62,581          52,412
   Other                                                 8,196           5,666
                                                       619,549         598,306
   Less accumulated depreciation and depletion        (229,942)       (197,179)
                                                      --------        --------
                                                       389,607         401,127
                                                      --------        --------
Deferred charges:
   Federal income taxes                                 12,347           8,061
   Regulatory asset                                      3,978           3,776
   Other                                                13,005          11,768
                                                      --------        --------
                                                        29,330          23,605
                                                      --------        --------
                                                      $559,417        $508,741
                                                      ========        ========
   LIABILITIES AND CAPITALIZATION
Current liabilities:
   Current maturities of long-term debt              $   1,330      $    1,331
   Notes payable                                         5,090              23
   Accounts payable                                     74,087          32,622
   Accrued liabilities-
    Taxes                                                9,950           8,040
    Interest                                             3,956           3,991
    Other                                                8,169           7,800
                                                       -------          ------
                                                       102,582          53,807
                                                       -------          ------
Deferred credits:
   Federal income taxes                                 55,107          53,010
   Investment tax credits                                3,514           4,014
   Reclamation liability                                17,000          16,664
   Regulatory liability                                  5,661           6,152
   Other                                                 6,857           6,331
                                                        ------          ------
                                                        88,139           8,171
                                                        ------          ------
Commitments and contingent liabilities (Notes 6, 7 and 8)

Capitalization, per accompanying statements:
   Common stock equity                                 206,666         205,403
   Long-term debt                                      162,030         163,360
                                                      --------        --------
                                                       368,696         368,763
                                                      --------        --------
                                                      $559,417        $508,741
                                                      ========        ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                                 BLACK HILLS CORPORATION
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31,                                          1998          1997
---------------                                          ----          ----
                                                            (in thousands)
Common stock equity:
   Common stock $1 par value; 50,000,000 shares
     authorized; 21,719,465 and 21,704,592 shares
     outstanding, respectively                       $  21,719      $  21,705
   Additional paid-in capital                           40,254         39,995
   Retained earnings                                   147,774        143,703
   Treasury stock                                       (3,081)             -
                                                       -------        -------

      Total common stock equity                        206,666        205,403
                                                       -------        -------


Long-term debt:
   First mortgage bonds-
    6.50% due 2002                                      15,000         15,000
    9.00% due 2003                                       5,295          6,336
    8.06% due 2010                                      30,000         30,000
    9.49% due 2018                                       5,710          6,000
    9.35% due 2021                                      35,000         35,000
    8.30% due 2024                                      45,000         45,000
                                                       -------        -------
                                                       136,005        137,336
                                                       -------        -------

Other-
   6.7% pollution control revenue bonds, due 2010       12,300         12,300
   7.5% pollution control revenue bonds, due 2024       12,200         12,200
   Other long-term obligations                           2,855          2,855
                                                        ------         ------
                                                        27,355         27,355
                                                        ------         ------

    Total long-term debt                               163,360        164,691

Current maturities                                      (1,330)        (1,331)
                                                        ------         ------

    Net long-term debt                                 162,030        163,360
                                                       -------        -------

    Total capitalization                              $368,696       $368,763
                                                      ========       ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

 (1)  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Corporation and its subsidiaries operate in four primary business segments: electric, energy extraction and production (includes coal mining and oil and natural gas operations), energy marketing, and communications. The Company's electric utility operation is engaged in the generation, purchase, transmission, distribution and sale of electric power and energy in western
South Dakota, northeastern Wyoming and southeastern Montana. Sales of electric power to the three largest electric customers represented 17 percent of the Company's electric revenue in 1998, 18 percent in 1997 and 17 percent in 1996. The coal mining operation of the Company, located in northeastern Wyoming, mines and sells sub-bituminous coal primarily under long-term coal supply agreements. As discussed in Note 6, approximately 74 percent of the coal mining operation's sales are to the Wyodak Plant. Sales of coal to the Company and to PacifiCorp, herein referred to as Pacific Power, represent 97 percent of total coal sales in 1998. The Company's oil and gas exploration and production business operates and has working interests in properties located in the western and southern United States. The Company's energy marketing businesses market natural gas, crude oil and coal and provide related energy services to customers in the West Coast, Northwest, Rocky Mountain, Southwest, Midwest and East Coast markets. The Company's communication operations represent a start-up business to provide communication services to Rapid City and the Northern Black Hills of South Dakota and a software development and marketing company.

Principles of Consolidation

The consolidated financial statements include the accounts of Black Hills Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation except for revenues and expenses associated with intercompany coal sales in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Total intercompany coal sales not eliminated were $10,256,000, $11,089,000, and $10,384,000 in
1998, 1997, and 1996, respectively.

In 1998, Enserco Energy, Inc. ("Enserco") reacquired the other shareholders interests effectively becoming a wholly-owned subsidiary. For the 1998 financial statements, the Company consolidated Enserco as if it was wholly owned for the entire year and reported a minority interest for the portion of net income due the other shareholders. Investments in Enserco, in which in 1997 and 1996 the Company had a 50 percent ownership interest, were accounted for on the equity method of accounting.

The Company uses the proportionate consolidation method to account for its working interests in oil and gas properties.

Regulatory Accounting

Black Hills Power follows the provisions of SFAS No. 71, and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating Black Hills Power. As a result of Black Hills Power's 1995 rate case settlement, a 50-year depreciable life for NS #2 is used for financial reporting purposes. If Black Hills Power were not following SFAS 71, a 35 to 40 year life would be more appropriate which would increase depreciation expense by approximately $600,000 per year. If rate recovery of generation-related costs becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to Black Hills Power's generation operations. In the event Black Hills Power determines that it no longer meets the criteria for following SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that could restrict Black Hills Power's ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

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

Depreciation and Depletion

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation provisions for the electric property were equivalent to annual composite rates of 3.0 percent in 1998, and 1997 and 3.4 percent in 1996. Composite depreciation rates for other property were 7.9 percent, 8.1 percent, and 7.7 percent in 1998, 1997 and 1996, respectively. Depletion of coal and oil and gas properties is computed using the cost method for financial reporting.

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

Oil and Gas Operations

The Company accounts for its oil and gas activities under the full cost method. Under the full cost method, all productive and nonproductive costs related to acquisition, exploration and development drilling activities are capitalized. These costs are amortized using a unit-of-production method based on volumes produced and proved reserves. Under the full cost method, net capitalized costs may not exceed the present value of proved reserves.

Allowance for Funds Used During Construction

Allowance for funds used during construction (AFDC) represents the approximate composite cost of borrowed funds and a return on capital used to finance construction expenditures and is capitalized as a component of the electric property. The AFDC was computed at an annual composite rate of 10.1 percent in 1998 and 10.0 percent in 1997 and 1996.

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

Price Risk Management

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

Accounting Pronouncements

FASB Statement No. 130, "Reporting Comprehensive Income," adopted in 1998, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Adoption of Statement No. 130 did not impact the Company's financial position or results of operations in 1998.

In March, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use." The Statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The Company will adopt the new Statement in 1999. The effect of adoption is not expected to materially affect the Company's financial position or results of operations.

In May 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The Statement is effective for fiscal years beginning after December 15, 1998. The Statement defines one-time start up costs and requires such costs to be expensed as incurred. The Company will adopt the new statement in 1999. The effect of adoption is not expected to materially affect the Company's financial position or results of operations.

As a result of recent pronouncements issued by the Financial Accounting Standards Board and the Emerging Issues Task Force, the Company's comprehensive method of accounting for energy-related contracts and/or derivative instruments and hedging transactions is changing effective January 1, 1999. The Company does not anticipate that its current mark-to-market accounting for fixed-price natural gas contracts will be significantly affected by the adoption of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") or by the Emerging Issues Task Force's conclusions in EITF 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10"). However, provisions in Statement No. 133 and in EITF 98-10 will affect the accounting for other trading and marketing operations that are currently accounted for under the accrual method. Further, provisions in Statement No. 133 will affect the accounting for and disclosure of other contractual arrangements and operations of the company. The Company is required to adopt the provisions of EITF 98-10 effective January 1, 1999, while the transition rules under Statement No. 133 provide for early adoption as of the beginning of any fiscal quarter subsequent to June 15, 1998. Management anticipates that implementation of the provisions of these standards will not have a material impact on the Company's financial position at January 1, 1999.

Reclassifications

Certain 1997 and 1996 amounts in the financial statements have been reclassified to conform to the 1998 presentation. These reclassifications did not have a material effect on the Company's stockholders' investment or results of operations.

(2) CAPITAL STOCK

In January, 1998, the Board of Directors declared a 3-for-2 Common Stock Split effected in the form of a stock dividend. The stock dividend was paid March 10, 1998 to shareholders of record on February 13, 1998. The common stock share and per share information in the accompanying consolidated financial statements and notes reflect the stock distribution.

Net Income Per Share

The Company follows SFAS No. 128 "Earnings Per Share", which requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options.

A reconciliation of these amounts is as follows (in thousands, except per share data):

                              1998       1997        1996
                              ----       ----        ----
Net income                  $25,808     $32,359    $30,252
                            =======     =======    =======
Weighted average
  common shares
  outstanding-basic          21,623      21,692     21,660
Dilutive effect of
  option plan                    14          42          -
                             ------      ------     ------
Common and
  potential common
  shares outstanding-
  diluted                    21,665      21,706     21,660
                             ======      ======     ======
Basic and diluted net
  income per share            $1.19       $1.49      $1.40
                              =====       =====      =====


Common Stock

The Company has a stock option plan ("the 1996 Stock Option Plan") which allows for the granting of stock options with exercise prices equal to the stocks' market value on the date of grant and an employee stock purchase plan ("the ESPP Plan"). The Company accounts for such plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

                              1998       1997        1996
                              ----       ----        ----
                                    (in thousands)
Net income:
  As reported               $25,808     $32,359     $30,252
  Proforma                  $25,717     $32,308     $30,215

Earnings per share (basic and diluted):
  As reported                 $1.19       $1.49       $1.40
  Performa                    $1.19       $1.49       $1.39

The Company may grant options for up to 300,000 shares of common stock under the Stock Option Plans. The Company has granted options on 292,700 shares and 182,700 shares through December 31, 1998 and 1997, respectively. The option exercise price equals the fair market value of the stock on the day of the grant. The options granted have an exercise price range of $16.67 to $25.00. The options granted vest one-third a year for three years and all expire after ten years from the grant date. At December 31, 1998, 84,800 options were available for exercise at an exercise price range of $16.67 to $22.50. At December 31, 1997, 27,900 options were available for exercise at an exercise price of $16.67. There were no options available for exercise at December 31, 1996.

The fair value of each option  grant is estimated on the date of grant using the
Black  Scholes  option   pricing  model  with  the  following   weighted-average
assumptions used for the grants:

                             1998       1997        1996
                             ----       ----        ----
                                    (in thousands)

Risk free interest rate      5.50%      6.09%       6.15%
Expected dividend yield      4.20%      5.00%       5.50%

Expected life                10 years   10 years   10 years
Expected volatility          16.67%    16.71%      17.66%
Weighted average fair value  $0.61     $1.09       $0.49

The Company issued 12,824 and 29,294 shares of common stock under the ESPP Plan in 1998 and 1997, respectively. At December 31, 1998, 267,135 shares are reserved and available for issuance under the ESPP Plan. The Company sells the shares to employees at 90 percent of the stock's market price on the offering date. The fair value per share of shares sold in 1998 was $19.38.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which shareholders may purchase additional shares of common stock through dividend reinvestment and/or optional cash payments at 100 percent of the recent average market price. The Company has the option of issuing new shares or purchasing the shares on the open market. The Company purchased shares on the open market in 1998, 1997 and 1996. At December 31, 1998, 1,290,797 shares of unissued common stock were available for future offerings under the Plan.

Additional Paid-in Capital

Changes in additional paid-in capital for the years indicated were:

                             1998       1997        1996
                             ----       ----        ----
                                    (in thousands)

Balance, beginning
  of year                   $39,995    $46,841     $46,355
Stock Dividend for 3-for-2
  Common Stock split              -     (7,235)          -
Premium, net of expenses
  from sales of stock           259        389         486
                            -------    -------     -------
Balance, end of year        $40,254    $39,995     $46,841
                            =======    =======     =======

Treasury Stock

In 1998, a subsidiary of the Company was authorized to repurchase up to 300,000 shares of common stock to be used for acquisitions, development and other corporate purposes. At December 31, 1998, the Company had reacquired 141,251 shares at an average price of $22.50 per share.

(3)   LONG-TERM DEBT

Substantially all of the Company's utility property is subject to the lien of the Indenture securing its first mortgage bonds. First mortgage bonds of the Company may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures. Scheduled maturities of long-term debt for the next five years are: $1,330,000 in 1999, $1,330,000 in 2000, $3,029,000
in 2001, $18,018,000 in 2002, and $3,068,000 in 2003.

(4)   NOTES PAYABLE

The Company had $12,000,000 of unsecured short-term lines of credit at December 31, 1998 and 1997. There was $3,850,000 outstanding under these lines of credit at December 31, 1998. There were no outstanding borrowings at December 31, 1997. The Company has no compensating balance requirements associated with these lines of credit. The lines of credit are subject to periodic review and renewal during the year by the banks.

In 1998, Black Hills Coal Network acquired the assets of Coal Network, Inc. and Coal Niche, Inc. The Company issued a $1,240,000 note payable to partially finance the purchase. Black Hills Capital Group provided credit support for the 1999 and 2000 principal and interest payments due under this note payable totaling $1,100,000.

In addition to the above lines of credit, Black Hills Energy Resources, Inc. (formerly Wickford Energy Marketing, Inc.), has a $65,000,000, uncommitted, discretionary credit facility consisting of a $50,000,000 transactional line of credit and a $15,000,000 overdraft line of credit. The transactional line of credit provides credit support for the purchases of natural gas and crude oil of Black Hills Energy Resources. The Company and its subsidiaries provide no guarantee to the Lender. At December 31, 1998, and 1997, Black Hills Energy Resources had letters of credit outstanding of $27,990,000 and $29,000,000, respectively, and no balance outstanding on the overdraft line of credit.

In addition to the above lines of credit, Wyodak Resources has guaranteed a $15,000,000 line of credit for Enserco to use to guarantee letters of credit. Enserco pays a 0.125 percent facility fee on this line of credit. At December 31, 1998 and 1997, there were no balances outstanding on this line of credit.

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

Available for Sale Securities

The fair value of the Company's investments equals the quoted market price when available and a quoted market price for similar securities if a quoted market price is not available. The Company has classified all of its marketable securities as available-for-sale as of December 31, 1998 and 1997, and the fair value approximates cost.

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

The estimated fair values of the Company's financial instruments are as follows:

                                                1998
                                 (in thousands)
                                         Carrying     Fair
                                          Amount      Value
                                          ------      -----
Cash and cash equivalents               $ 14,764    $ 14,764
Securities available for sale:
  Corporate debt securities                1,997       1,997
  Federal, state and local
    agency obligations                    20,678      20,678
Long-term debt                           163,360     189,767

                                                1997
                                 (in thousands)
                                         Carrying     Fair
                                          Amount      Value
                                          ------      -----

Cash and cash equivalents               $16,774     $16,774
Securities available for sale:
  Corporate debt securities                 997         997
  Federal, state and local
    agency obligations                   12,972      12,972
Long-term debt                          164,691     189,649

(6)   WYODAK PLANT

The Company owns a 20 percent interest and Pacific Power an 80 percent interest in the Wyodak Plant (the Plant), a 330 megawatt coal-fired electric generating station located in Campbell County, Wyoming. Pacific Power is the operator of the Plant. The Company receives 20 percent of the Plant's capacity and is committed to pay 20 percent of its additions, replacements and operating and maintenance expenses. As of December 31, 1998, the Company's investment in the Plant included $72,979,000 in electric plant and $28,121,000 in accumulated depreciation. The Company's share of direct expenses of the Plant was $5,835,000, $5,934,000, and $6,458,000 for the years ended December 31, 1998,
1997 and 1996, respectively, and is included in the corresponding categories of operating expenses in the accompanying consolidated statements of income. Wyodak Resources supplies coal to the Plant under an agreement expiring in 2013 with a Pacific Power option to renew for 10 years. This coal supply agreement is collateralized by a mortgage on and a security interest in some of Wyodak Resources' coal reserves. At December 31, 1998, approximately 22,012,000 tons were covered under this agreement. Wyodak Resources' sales to the Plant were $23,228,000, $22,688,000, and $22,643,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

(7)   COMMITMENTS AND CONTINGENT LIABILITIES

MDU Power Sale

On January 1, 1997, the Company began service under a ten year contract to supply up to 55 megawatts of electric power and associated energy required by MDU for its Sheridan, Wyoming, service territory. In both 1998 and 1997, MDU's Sheridan service area experienced a 47 megawatt peak, and had a load factor of approximately 57 percent.

Coal Obligations

In addition to the 22,012,000 tons of coal reserved under the agreement to supply coal to the Wyodak Plant, Wyodak Resources has reserved 25,125,000 tons of coal under existing contracts.

Coal Leases

Wyodak Resources' mining rights to its coal are based upon four federal leases and one state lease. The federal leases provide for a royalty of 12.5 percent of the selling price of the coal. The state lease provides for a royalty, approved in 1998, currently at 9 percent. Wyodak Resources paid royalties in the amount of $4,009,000, $3,969,000, and $3,995,000 in 1998, 1997, and 1996, respectively.
Each federal lease requires diligent development to produce at least one percent of all recoverable reserves within either 10 years from the respective dates of the leases or 10 years from the date of adjustment of the leases. Each lease further requires a continuing obligation to mine, thereafter, at an average annual rate of at least one percent of the recoverable reserves. All of the federal leases constitute one logical mining unit which is treated as one lease for the purpose of determining diligent development and continuing operation requirements.

Pacific Power's Power Sales Agreement

In 1983 the Company entered into a 40 year power agreement with Pacific Power providing for the purchase by the Company of 75 megawatts of electric capacity and energy from Pacific Power's system. The price paid for the capacity and energy is based on the operating costs of one of Pacific Power's coal-fired electric generating plants. Costs incurred under this agreement were $17,458,000, $20,251,000, and $19,777,000 in 1998, 1997 and 1996, respectively.

Acquisition of Clovis Point Mine Properties

In 1996, Wyodak Resources purchased a portion of the Clovis Point and East Gillette Mine properties from Kerr-McGee Coal Corporation. The Clovis Point Mine properties are located adjacent to Wyodak Resources' current reserves in Campbell County, Wyoming, and consist of State of Wyoming and federal leased coal reserves.

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

Reclamation

Under its mining permit, Wyodak Resources is required to reclaim all land where it has mined coal reserves. The cost of reclaiming the land is accrued as the coal is mined. While the reclamation process takes place on a continual basis, much of the reclamation occurs over an extended period after the area is mined. Approximately $700,000 is charged to operations as reclamation expense annually. As of December 31, 1998, accrued reclamation costs were approximately $17,000,000 which includes $7,957,000 for the Clovis Point Mine Acquisition.

Price Risk Management Activities

The Company utilizes a variety of financial instruments to hedge the impact of price fluctuations on its oil and gas production and energy marketing operations. The Company does not hold or issue derivative financial instruments for trading purposes.

The primary financial instruments the Company uses in managing its price risk exposure are exchange traded natural gas futures contracts, over-the-counter natural gas and crude oil swaps, collar and option contracts. The Company would be exposed to credit losses in the event of nonperformance by the counterparties that have issued the financial instruments. The Company does not expect that the counterparties will fail to meet their obligations, based on the Company's review of the financial condition of the counterparties and/or their credit ratings.

The notional quantities and maximum terms of derivative financial instruments held for non-trading activities at December 31, 1998 are presented below:

                               Volume     Max.
                             Purchased    Term       Fair Value
                             (MMBtu's)   (Years)   (in thousands)
                             ---------   -------   --------------

Natural gas futures
  contracts purchased        1,470,000      2           $(409)
Natural gas swap
  contracts purchased        7,989,096      3         $(2,601)
Natural gas swap
  contracts sold             1,473,000      1            $432

Because these contracts are entered into for hedging purposes, the Company expects that the gains/(losses) will be largely offset by gains (losses) on the underlying physical transactions. The notional amounts detailed above are intended to be indicative of the Company's level of activity in such derivatives.

At December 31, 1997, the Company had fixed rate for floating rate price swaps to hedge crude oil price risk for 15,000 barrels of oil per month at prices ranging from $19.00 per barrel to $20.93 per barrel which expired December 31, 1998. In addition, the Company had fixed rate for floating rate price swaps on
3.9 bcf of natural gas to hedge fixed price sales commitments in a similar quantity.

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

In December 1998, the Company adopted FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" which requires revised disclosures about pension and other postretirement benefit plans.

Net pension (income) expense for the Plan was as follows:

                             1998       1997        1996
                             ----       ----        ----
                                    (in thousands)

Service cost                $  895    $   931      $   874
Interest cost                2,406      2,383        2,239
Return on assets:
  Actual                    (2,007)   (10,278)      (4,477)
  Deferred                  (2,412)     7,022        1,502
                            ------      -----        -----
Net pension (income)
  expense                  $(1,118)   $    58      $   138
                           =======    =======      =======

Actuarial assumptions:
  Discount rate               7.5%       7.5%         7.5%
  Expected long-term rate
   of return on assets       10.5%      10.5%        10.5%
  Rate of increase in
   compensationn levels         5%         5%           5%

Funding information for the Plan as of October 1 each year was as follows (the discount rate assumption for obligations at 1998 was 6.75% and at 1997 was 7.5%):

                                   1998         1997
                                   ----         ----
                                    (in thousands)

Fair value of plan assets        $40,638       $40,435
Projected benefit obligation     (39,490)      (33,025)
                                 -------       -------
                                   1,148         7,410
Unrecognized:
  Net gain                          (200)       (7,579)
  Prior service cost                 528           618
  Transition asset                  (180)         (271)
                                 -------       -------
Prepaid pension cost             $ 1,296       $   178
                                 =======       =======

Accumulated benefit obligation   $31,323       $27,133
                                 =======       =======

Vested benefit obligation        $29,829       $25,995
                                 =======       =======

A reconciliation of the beginning and ending balances of the projected benefit obligation is as follows:

                                     1998    1997    1996
                                     ----    ----    ----
                                 (in thousands)
Beginning projected
  benefit obligation               $33,025  $32,722 $30,714
Service cost                           895      931     874
Interest cost                        2,406    2,383   2,239
Actuarial gains (losses)             4,968   (1,215)    603
Benefits paid                       (1,804)  (1,796) (1,708)
                                    ------   ------  ------
Net increase                         6,465      303   2,008
                                    ------   ------  ------
Ending projected
  benefit obligation               $39,490  $33,025 $32,722
                                   =======  ======= =======

A reconciliation of the fair value of plan assets as of October 1 of each year is as follows:

                                     1998     1997
                                     ----     ----
                                     (in thousands)
Beginning market value
  of plan assets                    $40,435   $31,953
Benefits paid                        (1,804)   (1,796)
Investment income                     2,007    10,278
                                    -------   -------
Ending market value
  of plan assets                    $40,638   $40,435
                                    =======   =======

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The plans are nonqualified defined benefit plans. Expenses recognized under the plans were $395,000, $94,000 and $498,000 in 1998, 1997, and 1996, respectively.

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

The net periodic postretirement cost for the Company was as follows:

                       1998    1997    1996
                       ----    ----    ----
                          (in thousands)
Service cost            $135    $168    $166
Interest cost            290     329     304
Amortization of
transition               150     150     150
  obligation
Amortization of gain     (42)     (5)     (1)
                         ---      --      --
                        $533    $642    $619
                        ====    ====    ====

Funding information as of October 1 was as follows:

                                         1998    1997
                                        (in thousands)

Accumulated postretirement benefit
  obligation:
   Retirees                            $1,821  $1,588
   Fully eligible active participants   1,033     671
   Other active participants            2,576   1,668
                                        -----   -----
Unfunded accumulated postretirement
  benefit obligation                    5,430   3,927
Unrecognized net gain (loss)             (301)  1,067
Unrecognized transition
obligation                             (2,097) (2,247)
                                       ------  ------
                                       $3,032  $2,747
                                       ======  ======

For measurement purposes, a 9.0 percent annual rate of increase in healthcare benefits was assumed for 1998; the rate was assumed to decrease gradually to 6 percent in 2005 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the healthcare cost trend assumption would increase the service and interest cost $95,000 or 22.2% and the net periodic postretirement cost $129,000 or 24.1%. A one percent decrease would reduce the service and interest cost by $73,000 or 17.1% and decrease the net periodic postretirement cost $112,000 or 21.0%. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75 percent.

(9)   INCOME TAXES

Income tax expense for the years indicated was:

                                            1998           1997           1996
                                            ----           ----           ----
                                                     (in thousands)
      Current                               $14,243       $11,869       $11,706
      Deferred                               (1,886)        3,107         2,533
      Tax credits, net                         (649)         (650)         (661)
                                            -------       -------       -------
                                            $11,708       $14,326       $13,578
                                            =======       =======       =======

The temporary differences which gave rise to the net deferred tax liability at December 31, 1998 and 1997 were as follows:

                                                                    Net Deferred
                                                                       Income
                                                                      Tax Asset
December 31, 1998                          Assets      Liabilities   (Liability)
-----------------                          ------      -----------   -----------
                                                     (in thousands)
Accelerated depreciation and other
  plant-related differences                  $     -      $47,095      $(47,095)
Regulatory asset                               1,963            -         1,963
Regulatory liability                               -        1,392        (1,392)
Unamortized investment tax credits             1,230            -         1,230
Mining development and oil exploration         5,481        5,746          (265)
Employee benefits                              2,623          494         2,129
Other                                          1,050          380           670
                                             -------      -------      --------
                                             $12,347      $55,107      $(42,760)
                                             =======      =======      ========


                                                                    Net Deferred
                                                                       Income
                                                                      Tax Asset
December 31, 1997                          Assets      Liabilities   (Liability)
-----------------                          ------      -----------   -----------
                                                       (in thousands)
Accelerated depreciation and other
  plant-related differences                $       -      $45,508      $(45,508)
Regulatory asset                               2,136            -         2,136
Regulatory liability                               -        1,415        (1,415)
Unamortized investment tax credits             1,405            -         1,405
Mining development and oil exploration         1,417        5,342        (3,925)
Employee benefits                              2,426          103         2,323
Other                                            677          642            35
                                            --------      -------      --------
                                            $  8,061      $53,010      $(44,949)
                                            ========      =======      ========

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                             1998           1997           1996
                                             ----           ----           ----

Federal statutory rate                        35.0%         35.0%         35.0%
Regulatory asset recognition                  (0.7)         (1.3)         (1.7)
Amortization of investment tax credits        (1.3)         (1.1)         (1.5)
Tax-exempt interest income                    (1.1)         (0.9)         (0.6)
Percentage depletion in excess of cost        (1.7)         (0.7)         (0.5)
Other                                          1 .0         (0.3)          0.2
                                               ----         ----           ---
                                              31.2%         30.7%         30.9%
                                              ====          ====          ====

(10) OIL AND GAS RESERVES  (Unaudited)

Black Hills Exploration and Production has interests in 572 producing oil and gas properties in seven states. Black Hills Exploration and Production also holds leases on approximately 38,825 net undeveloped acres.

The following table summarizes Black Hills Exploration and Production's quantities of proved developed and undeveloped oil and natural gas reserves, estimated using constant year-end product prices, as of December 31, 1998, 1997 and 1996, and a reconciliation of the changes between these dates. These estimates are based on reserve reports by Ralph E. Davis Associates, Inc. (an independent engineering company selected by the Company). Such reserve estimates are based upon a number of variable factors and assumptions which may cause these estimates to differ from actual results.

                                       1998                1997                1996
                                   Oil       Gas       Oil       Gas       Oil      Gas
                                   ---       ---       ---       ---       ---      ---
                                     (in thousands of barrels of oil and MCF of gas)
Proved developed and
undeveloped
  Reserves:
  Balance at beginning of year     2,495    9,052      2,386   10,972     1,612      7,658
   Production                       (353)  (2,068)      (299)  (1,747)     (286)    (1,718)
   Additions                       1,149   10,721      1,146    3,498       404      5,098
   Property sales                      -        -        (10)    (393)       (9)      (312)
   Revisions to previous estimates  (923)   (1,753)     (728)  (3,278)      665        246
                                    ----    ------      ----   ------       ---        ---

  Balance at end of year           2,368   15,952      2,495    9,052     2,386     10,972
                                   =====   ======      =====    =====     =====     ======

Proved developed reserves at
  end of Year included above        1,463   10,041      2,035    6,821     2,376     9,633
                                    =====   ======      =====    =====     =====     =====

Year-end prices                     $9.16    $1.93     $16.34    $2.32    $24.04     $3.20
                                    =====    =====     ======    =====    ======     =====


In December 1998, Black Hills Exploration and Production recognized a $13,546,000 pretax loss related to a write down of oil and gas properties. The write down was primarily due to historically low crude oil prices, lower natural gas prices and decline in value of certain unevaluated properties.

(11)   SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

Effective December 31, 1998 the Company adopted FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information." Black Hills Corporation's business segments include: Electric which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Mining which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Energy Marketing which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest Regions markets and Technology and Others which primarily markets communications and software development services.

Financial data for the business segments are as follows (in thousands):

                                         Oil      Energy    Technology
                    Electric  Mining   and Gas   Marketing   & Others  Eliminations  Total
                    --------  ------   -------   ---------   --------  ------------  -----
       1998
-------------------
Operating revenues  $129,236 $31,413   $12,562   $506,043     $2,437    $(2,437)   $679,254
Depreciation,
 depletion & amort.   14,881   3,252    18,760*       690          -          -      37,583*
Operating income
 (loss)               49,896  12,723   (12,340)        41     (1,087)         -      49,233
Interest expense      13,572       9       355        731         40          -      14,707
Income taxes          12,612   4,092    (4,689)      (116)      (191)         -      11,708
Net income (loss)     24,825   9,585    (7,976)      (346)      (280)         -      25,808
Current assets        43,760  25,538     1,335     77,401      6,406    (13,960)    140,480
Total assets         451,404  93,140    26,666     86,300     18,838   (116,931)    559,417
Property additions    11,451   1,447    10,169        424      1,774          -      25,265
Increase in goodwill       -       -         -      1,960          -          -       1,960


* Includes the impact of a $13,546 pretax write down of certain oil and natural gas properties.

                                         Oil      Energy    Technology
                    Electric  Mining   and Gas   Marketing   & Others  Eliminations  Total
                    --------  ------   -------   ---------   --------  ------------  -----
       1997
-------------------
Operating revenues   $126,497 $31,080  $13,295    $142,790     $685      $(685)     $313,662
Depreciation,
  depletion & amort.   14,608   3,188    4,275         240        -          -        22,311
Operating income
  (loss)               44,611  12,217    2,907        (825)    (471)         -        58,439
Interest expense       13,676       5      203         203       36          -        14,123
Income taxes            9,929   4,205      629        (347)     (90)         -        14,326
Net income (loss)      22,106   9,073    2,147        (749)    (218)         -        32,359
Current assets         35,987  17,227    2,009      34,403    6,116    (11,733)       84,009
Total assets          445,840  89,665   31,449      41,211   15,888   (115,312)      508,741
Property additions     12,484   1,336    7,076           -      191          -        21,087
Increase in goodwill        -       -        -       7,232        -          -         7,232

                                          Oil      Energy     Technology
                      Electric  Mining   and Gas   Marketing   & Others  Eliminations  Total
                      --------  ------   -------   ---------   --------  ------------  -----
       1996
-------------------
Operating revenues    $118,718  $31,315   $12,555        -      $685       $(685)      $162,588
Depreciation,
  depletion & amort.    16,104    2,981     3,709        -        24         (24)        22,794
Operating income
 (loss)                 39,090   12,234     2,981        -      (237)        237         54,305
Interest expense        13,814        1        98        -        29           -         13,942
Income taxes             7,887    5,024       715        -       (48)          -         13,578
Net income (loss)       18,333    9,934     2,198     (126)      (87)          -         30,252
Current assets          30,345   20,325     3,796        -       385      (3,854)        50,997
Total assets           432,667   77,671    29,131     (123)      604     (72,596)       467,354
Property additions      12,634    2,118     9,585        -        51           -         24,388


Detailed revenues by product sold and business segment are as follows (in thousands):

                                        Oil      Energy   Technology
                   Electric  Mining   and Gas  Marketing   & Others  Eliminations  Total
                   --------  ------   -------  ---------   --------  ------------  -----
       1998
-------------------
Electric revenues  $129,236  $    -   $    -   $       -   $      -    $     -    $129,236
Coal revenues             -  31,413        -      12,924          -          -      44,337
Gas revenues              -       -    4,073     375,136          -          -     379,209
Oil revenues              -       -    5,131     117,185          -          -     122,316
Other revenues            -       -    3,358         798      2,437     (2,437)      4,156
                   -------- -------  -------    --------     ------    -------    --------
Total              $129,236 $31,413  $12,562    $506,043     $2,437    $(2,437)   $679,254
                   ======== =======  =======    ========     ======    =======    ========



                                        Oil      Energy    Technology
                   Electric  Mining   and Gas   Marketing   & Others  Eliminations  Total
       1997
-------------------
Electric revenues  $126,497 $     -   $     -   $      -     $    -    $     -    $126,497
Coal revenues            -   31,080         -          -          -          -      31,080
Gas revenues             -        -     4,223     94,295          -          -      98,518
Oil revenues             -        -     5,540     48,495          -          -      54,035
Other revenues           -        -     3,532          -        685       (685)      3,532
                   -------- -------   -------   --------       ----      -----    --------
Total              $126,497 $31,080   $13,295   $142,790       $685      $(685)   $313,662
                   ======== =======   =======   ========       ====      =====    ========


                                       Oil      Energy   Technology
                   Electric Mining   and Gas  Marketing   & Others  Eliminations  Total
       1996
-------------------
Electric revenues  $118,718 $     -  $      -    $     -    $     -     $    -    $118,718
                                  -         -
Coal revenues            -   31,315         -          -          -          -      31,315
Gas revenues             -        -     3,523          -          -          -       3,523
Oil revenues             -        -     5,527          -          -          -       5,527
Other revenues           -        -     3,505          -          -          -       3,505
                   -------- -------  --------    -------    -------     ------    --------
Total              $118,718 $31,315  $ 12,555    $     -    $     -     $    -    $162,588
                   ======== =======  ========    =======    =======     ======    ========


(12)   SUPPLEMENTARY INCOME STATEMENT INFORMATION

Taxes Other than Income Taxes

                                            1998           1997           1996
                                            ----           ----           ----
                                                     (in thousands)

      Property                             $ 4,993      $  4,326      $  4,368
      Production and severance               3,437         3,654         4,105
      Payroll                                1,348         1,332         1,307
      Black lung                             1,324         1,310         1,320
      Federal reclamation                    1,148         1,138         1,135
      Other                                    222           225           225
                                           -------       -------       -------
                                           $12,472       $11,985       $12,460
                                           =======       =======       =======

FINANCIAL STATISTICS

Years ended December 31,                          1998        1997      1996      1995       1994
------------------------                          ----        ----      ----      ----       ----
TOTAL ASSETS (in thousands)                      $559,417    $508,741 $467,354   $448,830  $436,877

PROPERTY AND INVESTMENTS
     (in thousands)
   Total property and investments                $619,549    $598,306 $581,537   $557,642  $519,296
   Accumulated depreciation and depletion         229,942     197,179  181,103    164,383   156,046
   Capital expenditures (includes AFDC)            27,225      28,319   24,388     51,895   103,059

CAPITALIZATION (in thousands)
   Long-term debt                                $162,030    $163,360 $164,691   $166,069  $128,925
   Common stock equity                            206,666     205,403  193,175    182,342   175,410
                                                  -------     -------  -------    -------   -------

      Total capitalization                       $368,696    $368,763 $357,866   $348,411  $304,335
                                                 ========    ======== ========   ========  ========

CAPITALIZATION RATIOS
   Long-term debt                                   43.9%       44.3%    46.0%      47.7%     42.4%
   Common stock equity                              56.1        55.7     54.0       52.3      57.6
                                                    ----        ----     ----       ----      ----
      Total                                        100.0%      100.0%   100.0%     100.0%    100.0%
                                                   =====       =====    =====      =====     =====

AVERAGE INTEREST RATE ON LONG-
TERM DEBT                                            8.1%        8.1%     8.1%       8.1%      8.5%

NET INCOME AVAILABLE FOR
   COMMON STOCK (in thousands)                   $25,808*    $32,359  $30,252    $25,590   $23,805

DIVIDENDS PAID IN COMMON STOCK
   (in thousands)                                $21,737     $20,540  $19,930    $19,312   $18,920

COMMON STOCK DATA (in thousands)**

   Shares outstanding, average                    21,623      21,692   21,660     21,614    21,509
   Shares outstanding, end of year                21,578      21,705   21,675     21,638    21,579

   Earnings per average share, in dollars          $1.19*      $1.49    $1.40      $1.19     $1.11
   Dividends paid per share, in dollars            $1.00       $0.95    $0.92      $0.89     $0.88
   Book value per share, end of year, in dollars   $9.58       $9.46    $8.91      $8.43     $8.13

RETURN ON COMMON STOCK
EQUITY (year-end)                                  12.5%*      15.8%    15.7%      14.0%     13.6%

ALLOWANCE FOR FUNDS USED
   DURING CONSTRUCTION AS
   PERCENT OF NET INCOME                            0.9%        0.6%     1.2%      22.9%     16.7%

 * Includes impact of $8.8 million, or 41 cents per average share, write down of certain oil and gas properties.

**Common Stock Data reflects the 3-for-2 stock split on March 10, 1998.

ELECTRIC OPERATION STATISTICS

Years ended December 31,                 1998      1997       1996      1995       1994
------------------------                 ----      ----       ----      ----       ----
ELECTRIC ENERGY GENERATED AND
   PURCHASED (megawatt hours)
   Generated, net station output      1,870,247  1,803,350  1,659,671   1,320,630  1,108,530
   Purchased and net interchange        500,319    503,242    380,106     473,175    595,872
                                      ---------  ---------  ---------   ---------  ---------
     Total generated and purchased    2,370,566  2,306,592  2,039,777   1,793,805  1,704,402
   Company use and losses               (76,131)   (94,633)   (80,106)    (87,512)   (65,651)
   ----------------------             ---------  ---------  ---------   ---------  ---------
     Total electric energy sales      2,294,435  2,211,959  1,959,671   1,706,293  1,638,751
                                      =========  =========  =========   =========  =========

ELECTRIC ENERGY SALES
   (megawatt hours)
   Residential                           392,637   392,059    406,658     383,929    368,953
   General and commercial                561,292   547,624    541,463     513,854    495,909
   Industrial                            527,157   556,554    555,601     552,829    583,258
   Public authorities                     24,356    22,583     25,083      23,164     23,051
   Sales for resale                      417,889   413,527    181,766     171,942    166,580
                                       --------- ---------  ---------   ---------  ---------
      Total firm electric energy sales 1,923,331 1,932,347  1,710,571   1,645,718  1,637,751
   Non-firm sales                        371,104   279,612    249,100      60,575      1,000
                                       --------- ---------  ---------   ---------  ---------
     Total electric energy sales       2,294,435 2,211,959  1,959,671   1,706,293  1,638,751
                                       ========= =========  =========   =========  =========

ELECTRIC REVENUE (in thousands)
   Residential                            32,336    32,178     33,230      30,433     28,574
   General and commercial                 42,221    41,452     41,307      37,663     35,390
   Industrial                             25,713    26,802     26,915      26,495     27,318
   Public authorities                      1,944     1,843      1,970       1,775      1,718
   Sales for resale                       15,782    16,181      8,189       7,625      7,460
                                         -------   -------    -------     -------    -------
      Total firm electric revenue        117,996   118,456    111,611     103,991    100,460
   Non-firm electric revenue               6,002     3,760      2,985         741          -
   Other electric revenue                  5,238     4,281      4,122       4,051      4,296
                                        --------  --------   --------    --------   --------
     Total electric revenue             $129,236  $126,497   $118,718    $108,783   $104,756
                                        ========  ========   ========    ========   ========

ELECTRIC CUSTOMERS (end of year)
   Residential                            46,967    46,656     46,146      45,886     45,060
   General and commercial                  9,703     9,431      9,280       8,958      8,732
   Industrial                                 44        39         37          35         36
   Public authorities                        140       141        137         138        130
   Other electric utilities                    2         2          1           1          1
                                          ------    ------     ------      ------     ------
     Total electric customers             56,856    56,269     55,601      55,018     53,959
                                          ======    ======     ======      ======     ======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure have occurred.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 11, 1999.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of all executive officers of the Company. There are no family relationships among them. Officers are normally elected annually.

Daniel P. Landguth, 52, Chairman, President and Chief Executive Officer of Black Hills Corporation Mr. Landguth was elected to his present position in January 1991.

Roxann R.  Basham,  37, Vice  President - Finance  and  Secretary/Treasurer

Ms. Basham was elected to her present position in December 1997. She had served as Secretary/Treasurer since 1993.

David R. Emery, 36, Vice President - Fuel Resources

Mr. Emery was elected to his present position in January 1997. He had served as General Manager of Black Hills Exploration and Production (formerly Western Production Company) since June 1993.

Gary R. Fish, 40, Vice President - Corporate Development

Mr. Fish was elected to his present position in October 1996. He had served as Controller since 1988.

Everett E. Hoyt, 59, President and Chief Operating Officer of Black Hills Power

Mr. Hoyt was elected to his present position in October 1989.

James M. Mattern, 44, Vice President - Corporate Administration and Assistant to the CEO

Mr. Mattern was elected to his present position in September 1997. He had served as Vice President - Corporate Administration since January 1994 and had served as Director of Human Resources since 1991.

Thomas M. Ohlmacher, 47, Vice President - Power Supply

Mr. Ohlmacher was elected to his present position in August 1994. He had served as Director of Power Generation since 1993.

Mark T. Thies, 35, Controller

Mr. Thies was elected to his present position in May 1997. Previously, Mr. Thies had served in a number of accounting positions, most recently as Assistant Controller, at InterCoast Energy Company, a wholly owned subsidiary of MidAmerican Energy Holdings Company since 1990.

Kyle D. White, 39, Vice President - Marketing and Regulatory Affairs

Mr. White was elected to his present position in July 1998. He had served as Vice President - Energy Services since January 1998 and had served as Director of Strategic Marketing and Sales since 1993.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding management remuneration and transactions is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 11, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy statement for the Annual Shareholders' Meeting to be held May 11, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information   regarding  certain   relationships  and  related  transactions  is
incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held May 11, 1999.

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

           *10(b) Restated and Amended Coal Supply Agreement for NS #2 dated February 12, 1993 (Exhibit 10(c) to Form 10-K for 1992).

           *10(c) Coal Leases between Wyodak Resources Development Corp. and the Federal Government -Dated May 1, 1959, (Exhibit 5(i) to Form S-7, File No. 2-60755) -Modified January 22, 1990 (Exhibit 10(h) to Form 10-K for 1989) -Dated April 1, 1961 (Exhibit 5(j) to Form S-7, File No. 2-60755) -Modified January 22, 1990 (Exhibit 10(i) to Form 10-K for 1989) -Dated October 1, 1965 (Exhibit 5(k) to Form S-7, File No. 2-60755) -Modified January 22, 1990 (Exhibit 10(j) to Form 10-K for 1989)

           *10(d) Further Restated and Amended Coal Supply Agreement dated May 5, 1987 between Wyodak Resources Development Corp. and Pacific Power & Light Company (Exhibit 10(k) to Form 10-K for 1987).

           *10(e) Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and the Company (Exhibit 10(e) to Form 10-K for 1997).

           *10(f) Coal Supply Agreement for Wyodak Unit #2 dated February 3, 1983, and Ancillary Agreement dated February 3, 1982, between Wyodak Resources Development Corp. and Pacific Power & Light Company and the Company (Exhibit 10(o) to Form 10-K for 1983). Amendment to Agreement for Coal Supply for Wyodak #2 dated May 5, 1987 (Exhibit 10(o) to Form 10-K for 1987).

           *10(g) Third Restated Electric Power and Energy Supply and Transmission Agreement dated January 1, 1998, by and between the Company and the City of Gillette, Wyoming (Exhibit 10(g) to Form 10-K for 1997).

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

           *10(n) Change in Control Agreements dated January 30, 1996 for Daniel P. Landguth, Everett E. Hoyt, Thomas M. Ohlmacher, James M. Mattern, Roxann R. Basham and Gary R. Fish (Exhibit 10(af) to Form 10-K for 1995). Change in Control Agreement dated February 1, 1997 for David R. Emery (Exhibit 10(p) to Form 10-K for 1997). Change in Control Agreement dated May 1, 1997 for Mark T. Thies (Exhibit 10(q) to Form 10-K for
                    1997). Change in Control Agreement dated December 31, 1997 for Kyle D. White (Exhibit 10(r) to Form 10-K for 1997).

           *10(o) Marketing, Capacity and Storage Service Agreement between Black Hills Corporation and PacifiCorp dated September 1, 1995 (Exhibit 10(ag) to Form 10-K for 1995).

           *10(p) Black Hills Corporation 1996 Stock Option Plan (Exhibit 10(s) to Form 10-K for 1997).

           *10(q) The Outside Directors Stock Based Compensation Plan (Exhibit 10(t) to Form 10-K for 1997).

           *10(r)   Assignment  of  Mining   Leases  and  Related   Agreement
                    effective May 27, 1997, between Wyodak Resources Development Corp. and Kerr-McGee Coal Corporation. Included in this Agreement are coal leases between Wyodak Resources Development Corp. and the Federal Government and the State of Wyoming, as modified by the decision dated May 27, 1997 from the U.S. Department of the Interior - Bureau of Land Management (Exhibit 10(u) to Form 10-K for 1997).

            10(s)   Officers 1998 Short-Term Incentive Plan.

      21  Subsidiaries of the Registrant.

      23a Consent  of  Independent  Public  Accountants  with  respect to Annual
          Report on Form 10-K.

      23b Consent  of  Independent  Public  Accountants  with  respect to Annual
          Report on Form 11-K.

      27  Financial Data Schedule.

      99 Annual Report on Form 11-K of the Black Hills Corporation Employee Stock Purchase Plan for the year ended December 31, 1998.


      *   Exhibits incorporated by reference.

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

Dated:    March 9, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DANIEL P. LANDGUTH                Director and Principal       March 9, 1999
Daniel P. Landguth, Chairman,         Executive Officer
President, and Chief Executive Officer

/s/ ROXANN R. BASHAM                  Principal Financial Officer  March 9, 1999
Roxann R. Basham, Vice President-Finance,
and Corporate Secretary/Treasurer

/s/ MARK T. THIES                     Principal Accounting Officer March 9, 1999
Mark T. Thies, Controller

/s/ ADIL M. AMEER                     Director                     March 9, 1999
Adil M. Ameer

/s/ GLENN C. BARBER                   Director                     March 9, 1999
Glenn C. Barber

/s/ BRUCE B. BRUNDAGE                 Director                     March 9, 1999
Bruce B. Brundage

/s/ DAVID C. EBERTZ                   Director                     March 9, 1999
David C. Ebertz

/s/ JOHN R. HOWARD                    Director                     March 9, 1999
John R. Howard

/s/ EVERETT E. HOYT                   Director and Officer         March 9, 1999
Everett E. Hoyt (President and Chief
Operating Officer of Black Hills Power)

/s/ KAY S. JORGENSEN                  Director                     March 9, 1999
Kay S. Jorgensen

/s/ THOMAS J. ZELLER                  Director                     March 9, 1999
Thomas J. Zeller

BOARD OF DIRECTORS AND OFFICERS


BOARD OF DIRECTORS                        OFFICERS

Daniel P. Landguth                      Daniel P. Landguth
  Chairman of the Board, President and    Chairman of the Board,President and
  Chief Executive Officer of the Compan    Chief Executive Officer

Adil M. Ameer                           Roxann R. Basham
  President and Chief Executive Officer   Vice President - Finance and
  Rapid City Regional Hospital            Corporate Secretary/Treasurer

Glenn C. Barber                         David R. Emery
  President and Chief Executive Officer   Vice President - Fuel Resources
  Glenn C. Barber & Associates, Inc.

Bruce B. Brundage                       Gary R. Fish
  President and Director                  Vice President-
  Brundage & Company                      Corporate Development

David C. Ebertz                         Everett E. Hoyt
  President                               President and Chief Operating Officer
  Barlow Agency, Inc.                     Black Hills Power and Light Company

John R. Howard                          James M. Mattern
  President                              Vice President-Corporate Administration
  Industrial Products, Inc.              and Assistant to the CEO

Everett E. Hoyt                         Thomas M. Ohlmacher
  President and Chief Operating Officer   Vice President-Power Supply
  Black Hills Power and Light Company

Kay S. Jorgensen                        Mark T. Thies
  Owner - Jorgensen-Thompson              Controller
  Creative Broadcast Services

Thomas J. Zeller                        Kyle D. White
  President                               Vice President-Marketing and
  RE/SPEC Inc.                            Regulatory Affairs