Form 10-Q/A
period 1998-03-31
BLACK HILLS CORP
filed 1999-05-14
CIK 12400

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10Q-A

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

                             BLACK HILLS CORPORATION

                                    I N D E X
                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets-                                       4-5
           March 31, 1998, December 31, 1997
           and March 31, 1997

         Consolidated Statements of Income-                                   6
           Three and Twelve Months
           Ended March 31, 1998 and 1997

         Consolidated Statements of Cash Flows-                               7
           Three and Twelve Months
           Ended March 31, 1998 and 1997

         Notes to Consolidated Financial Statements                        8-10

Item 2.  Management's Discussion and Analysis of                          11-13
           Financial Position and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15


                                TEXT OF AMENDMENT

Explanatory Note:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to amend the Company's 10-Q for the period ended March 31, 1998, (the "Original Filing") to reflect changes resulting from the Company filing its Form 10-K, for the period ended December 31, 1998 originally filed on March 9, 1999 which restated its 1998 historical financial statements. In the fourth quarter of 1998, Enserco Energy, Inc. reacquired the shares not owned by the Company resulting in 100% ownership by the Company. The Company's results of operations and financial position for the periods from January 1, 1998 to the time the Company acquired majority ownership in Enserco Energy, Inc. have been restated to reflect the consolidation of Enserco Energy. Enserco Energy's 1997 results were recorded using the equity method of accounting. Net income for the 1998 and 1997 periods did not significantly change.

Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the date of such reports.

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets


                                Unaudited                    Unaudited
                                 March 31     December 31     March 31
                                    1998         1997           1997
                                ------------- ------------  -------------
                                             (in thousands)

Assets

Current assets:
  Cash and cash equivalents ...   $  22,433    $  16,774    $  17,831
  Securities available for sale      19,313       13,969       15,270
  Receivables, net
    Customers .................      65,204       39,639       12,603
    Other .....................       3,269        3,414        2,362
  Materials, supplies, and fuel       8,409        8,642        7,895
  Prepaid expenses ............       2,021        1,571        1,585
                                  ---------    ---------    ---------
                                    120,649       84,009       57,546
                                  ---------    ---------    ---------

Property and investments:
  Electric ....................     489,036      487,424      480,158
  Coal mining .................      53,039       52,804       53,388
  Oil and gas .................      53,043       52,412       46,344
  Other .......................       5,218        5,666        4,549
                                  ---------    ---------    ---------
                                    600,336      598,306      584,439

Less accumulated depreciation
 and depletion ................    (202,520)    (197,179)    (186,182)
                                  ---------    ---------    ---------

  Net property and  investments     397,816      401,127      398,257
                                  ---------    ---------    ---------

Other assets:
  Federal income taxes ........       8,020        8,061        8,013
  Regulatory asset ............       3,926        3,776        3,326
  Other .......................      11,845       11,768        4,813
                                  ---------    ---------    ---------
                                     23,791       23,605       16,152
                                  ---------    ---------    ---------

     Total ....................   $ 542,256    $ 508,741    $ 471,955
                                  =========    =========    =========

See  accompanying  notes  to  consolidated  financial statements.

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                       Unaudited                  Unaudited
                                        March 31    December 31    March 31
                                          1998          1997         1997
                                      ------------- ------------ -------------
                                                  (in thousands)

Liabilities and Capitalization

Current liabilities:
   Current maturities of long-term debt   $  1,330   $  1,331   $  1,310
   Notes payable ......................         12         23         23
   Accounts payable ...................     59,893     32,622      5,207
   Accrued liabilities-
     Taxes ............................     13,220      8,040     12,725
     Interest .........................      3,131      3,991      2,996
     Other ............................      6,340      7,800      6,206
                                          --------   --------   --------
                                            83,926     53,807     28,467
                                          --------   --------   --------

Deferred credits:
   Federal income taxes ...............     53,605     53,010     49,254
   Investment tax credits .............      3,889      4,014      4,390
   Reclamation costs ..................     16,840     16,664     16,446
   Regulatory liability ...............      6,028      6,152      6,568
   Other ..............................      6,480      6,331      5,897
                                          --------   --------   --------
                                            86,842     86,171     82,555
                                          --------   --------   --------

Capitalization:
   Common stock equity-
     Common stock .....................     21,712     21,705     14,457
     Additional paid-in
      capital .........................     40,143     39,995     46,973
     Retained earnings ................    146,799    143,703    135,339
                                          --------   --------   --------
   Total common stock equity ..........    208,654    205,403    196,769
   Long-term debt .....................    162,834    163,360    164,164
                                          --------   --------   --------
                                           371,488    368,763    360,933
                                          --------   --------   --------

        Total .........................   $542,256   $508,741   $471,955
                                          ========   ========   ========


     See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)


                                                       Three Months             Twelve Months
                                                         March 31                  March 31
                                                     1998        1997          1998        1997
                                                  ---------    ---------    ---------    ---------
                                                     (in  thousands,  except  per share amounts)

Operating revenues:
  Electric ....................................   $  31,990    $  32,034    $ 126,452    $ 120,447
  Coal mining .................................       7,924        8,125       30,878       31,372
  Oil and gas .................................       3,186        3,719       12,762       13,543
  Energy marketing ............................     110,737         --        253,528         --
                                                  ---------    ---------    ---------    ---------
                                                    153,837       43,878      423,620      165,362
                                                  ---------    ---------    ---------    ---------
Operating expenses:
  Fuel and purchased power ....................     118,229        9,466      286,072       34,846
  Operations and maintenance ..................       8,244        7,431       32,423       30,432
  Administrative and general ..................       3,110        2,476       12,662        8,872
  Depreciation, depletion, and amortization ...       6,145        5,579       22,857       22,967
  Taxes, other than income taxes ..............       3,234        3,298       11,922       12,599
                                                  ---------    ---------    ---------    ---------
                                                    138,962       28,250      365,936      109,716
                                                  ---------    ---------    ---------    ---------
Operating income (loss):
  Electric ....................................      12,315       11,208       45,718       39,711
  Coal mining .................................       3,197        3,430       11,984       12,359
  Oil and gas .................................         272        1,068        2,110        3,761
  Energy marketing and others .................        (909)         (78)      (2,128)        (185)
                                                  ---------    ---------    ---------    ---------
                                                     14,875       15,628       57,684       55,646
                                                  ---------    ---------    ---------    ---------
Other income and  (expense):
  Interest expense ............................      (3,624)      (3,479)     (14,268)     (13,954)
  Investment income ...........................         604          369        2,371        1,507
  Allowance for funds used  during construction          29           65          151          299
  Other, net ..................................         353         (106)         505        1,220
                                                  ---------    ---------    ---------    ---------
                                                     (2,638)      (3,151)     (11,241)     (10,928)
                                                  ---------    ---------    ---------    ---------

Income before income taxes ....................      12,237       12,477       46,443       44,718
Income taxes ..................................      (3,693)      (3,891)     (14,127)     (13,880)
                                                  ---------    ---------    ---------    ---------
  Net income available for common stock .......   $   8,544    $   8,586    $  32,316    $  30,838
                                                  =========    =========    =========    =========

Earnings per share - basic and diluted ........   $    0.39    $    0.40    $    1.49    $    1.42
                                                  =========    =========    =========    =========
Weighted average common  shares outstanding ...      21,712       21,681       21,699       21,669
                                                  =========    =========    =========    =========
Dividends paid per  share of common stock .....   $    0.25    $    0.24    $    0.96    $    0.93
                                                  =========    =========    =========    =========

See  accompanying  notes  to  consolidated  financial statements.

                             BLACK HILLS CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Three Months          Twelve Months
                                                                           March 31               March 31
                                                                      1998        1997         1998        1997
                                                                    --------    --------    --------    --------
                                                                                   (in thousands)

Operating activities:
  Net Income ....................................................   $  8,544    $  8,586    $ 32,316    $ 30,838
  Principal non-cash items-
   Depreciation, depletion, and amortization ....................      6,145       5,579      22,857      22,967
   Deferred income taxes and investment tax credits .............        245         583       1,881       1,632
   Allowance for other funds
    used during construction ....................................        (18)        (36)        (81)       (151)
   (Increase) decrease in receivables,
    inventories, and other current assets .......................    (25,637)      1,754     (54,458)      2,210
   Increase (decrease) in other current liabilities .............     30,131         696      55,450       2,140
   Other, net ...................................................        442        (179)      1,261       2,041
                                                                    --------    --------    --------    --------
                                                                      19,852      16,983      59,226      61,677
                                                                    --------    --------    --------    --------
Investing activities:
  Available for sale securities sold ............................      3,880       2,341      19,789      35,518
  Property additions, excluding allowance
   for other funds used during construction .....................     (3,018)     (2,816)    (21,597)    (24,605)
  Available for sale securities purchased .......................     (9,224)     (6,153)    (23,832)    (37,323)
  Energy marketing assets .......................................       --          --        (7,232)       --
                                                                    --------    --------    --------    --------
                                                                      (8,362)     (6,628)    (32,872)    (26,410)
                                                                    --------    --------    --------    --------
Financing activities:
  Dividends paid ................................................     (5,448)     (5,132)    (20,856)    (20,083)
  Common stock issued ...........................................        155         139         425         470
  Net short-term borrowings .....................................        (11)       (120)        (11)       (900)
  Long-term debt issued .........................................       --          --          --          --
  Long-term debt payments .......................................       (527)       (751)     (1,310)     (1,313)
                                                                    --------    --------    --------    --------
                                                                      (5,831)     (5,864)    (21,752)    (21,826)
                                                                    --------    --------    --------    --------
  Increase (decrease) in
   cash and cash  equivalents ...................................      5,659       4,491       4,602      13,441

Cash and cash equivalents:
  Beginning of period ...........................................     16,774      13,340      17,831       4,390
                                                                    --------    --------    --------    --------
  End of period .................................................   $ 22,433    $ 17,831    $ 22,433    $ 17,831
                                                                    ========    ========    ========    ========

Supplemental  disclosure  of cash flow  information
  Cash paid during the period for:
     Interest ...................................................   $ 4,593     $ 4,518    $ 14,133     $ 13,968
     Income taxes ...............................................   $ 2,000     $  --      $ 13,840     $ 12,016
  Assumption of Clovis Point reclamation liability ..............   $     -     $  --      $   --       $  7,957

See  accompanying  notes  to  consolidated  financial statements

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

                                         Three MonthsEnded  Twelve Months Ended
                                              March 31            March  31
                                           1998      1997      1998      1997
                                           ----      ----      ----      ----

Net Income ............................   $ 8,544   $ 8,586   $32,316   $30,838
                                          =======   =======   =======   =======

Weighted average common shares outstanding:
         Basic ........................    21,712    21,681    21,699    21,669
         Dilutive effect of option plan .      24         7        16         4
                                          -------   -------   -------   -------
         Diluted ......................    21,736    21,688    21,715    21,673
                                          =======   =======   =======   =======

Earnings per share (Basic and Diluted):.. $  0.39   $  0.40   $  1.49   $  1.42
                                          =======   =======   =======   =======


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

(6)      Restatement of Financial Statements

         In the fourth quarter of 1998, Enserco Energy, Inc. reacquired the shares not owned by the Company resulting in 100% ownership by the Company. The Company's results of operations and financial position for the periods from January 1, 1998 to the time the Company acquired majority ownership in Enserco Energy, Inc. have been restated to reflect the consolidation of Enserco Energy. Enserco Energy's 1997 results were recorded using the equity method of accounting. Net income for the 1998 and 1997 periods did not significantly change.


(7)      Reclassifications

         Certain 1998 and 1997 amounts in the financial statements have been reclassified to conform to the 1998 presentation in the Company's Form 10-K. These reclassifications did not have a material effect on the Company's stockholders' investment or results of operations.

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

        Consolidated revenue and income from continuing operations provided by the four businesses as a percentage of the total were as follows:

                 Three Months Ended  Twelve Months Ended
                      March 31           March  31
                    1998     1997      1998     1997
                    ----     ----      ----     ----
Revenues
--------

Electric ........     21%      73%      30%      73%
Coal mining .....      5       19        7       19
Oil and gas .....      2        8        3        8
Energy marketing      72       --       60       --
                    ----     ----     ----     ----
                     100%     100%     100%     100%
Net Income/(Loss)
-----------------

Electric ........     75%      64%      71%      61%
Coal mining .....     28       29       28       31
Oil and gas .....      2        8        5        9
Energy marketing
  and Other .....     (5)      (1)      (4)      (1)
                    ----     ----     ----     ----
                     100%     100%     100%     100%

     Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):

                          Three Months Ended  Twelve Months Ended
                               March 31            March  31
                           1998        1997      1998      1997
                           ----        ----      ----      ----
Capital Expenditures
--------------------
(includes AFDC)

Electric ...............   $ 2,162    $ 1,490   $13,254   $13,251
Coal mining ............       245        205     1,546     1,988
Oil and gas ............       630      1,126     6,699     9,439
Energy marketing .......      --         --       7,232      --
Other ..................        (1)        31       179        78
                           -------    -------   -------   -------
                           $ 3,036    $ 2,852   $28,910   $24,756
                           =======    =======   =======   =======

Depreciation, Depletion,
  and Amortization
------------------------

Electric ...............   $ 3,797    $ 3,821   $14,584   $16,220
Coal mining ............       855        761     3,282     3,079
Oil and gas ............     1,342        997     4,606     3,668
Energy marketing .......       151       --         385      --
                           -------    -------   -------   -------
                           $ 6,145    $ 5,579   $22,857   $22,967
                           =======    =======   =======   =======

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

Energy Marketing Operations

        Energy marketing revenues and related fuel and purchased power expenses represents the crude oil and natural gas purchases and sales of Black Hills Energy Resources, Inc. which was acquired on July 25, 1997, and Enserco Energy, Inc. (the energy marketing companies). Crude oil and natural gas wholesale marketing operations are high-volume, low margin operations. Mild weather in the East Coast and Midwest markets served and high storage levels through the winter depressed margins for the periods. The energy marketing companies marketed 435,700 mmbtus and 14,900 barrels of oil per day for the three month period ended March 31, 1998 and Black Hills Energy Resources marketed 258,900 mmbtus and 13,400 barrels of oil per day since the Company acquired the assets in July 1997.

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


                               BLACK HILLS CORPORATION


                               /s/ Roxann R. Basham
                               ------------------------------------------
                               Roxann R. Basham, Vice President - Finance
                               (Principal Financial Officer)


                               /s/ Mark T. Thies
                               ------------------------------------------
                               Mark T. Thies, Controller
                               (Principal Accounting Officer)


Dated:   May 13, 1999