Form 10-Q/A
period 1998-06-30
BLACK HILLS CORP
filed 1999-05-14
CIK 12400

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

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                          Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets-                              4-5
                    June 30, 1998, December 31, 1997
                    and June 30, 1997

                  Consolidated Statements of Income-                          6
                    Three, Six and  Twelve Months
                    Ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flows-                      7
                    Three, Six and Twelve Months
                    Ended June 30, 1998 and 1997

                  Notes to Consolidated Financial Statements               8-11

Item 2.           Management's Discussion and Analysis of                 12-16
                    Financial Position and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                          17

Item 4.           Submission of Matters to a Vote of Security Holders     17-18

Item 6.           Exhibits and Reports on Form 8-K                           18

Signatures                                                                   19

                                TEXT OF AMENDMENT

Explanatory Note:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to amend the Company's 10-Q for the period ended June 30, 1998, (the "Original Filing") to reflect changes resulting from the Company filing its Form 10-K, for the period ended December 31, 1998 originally filed on March 9, 1999 which restated its 1998 historical financial statements.

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

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                Unaudited                  Unaudited
                                 June 30     December 31    June 30
                                   1998         1997         1997
                               ------------- ------------ -------------
                                           (in thousands)
Assets

Current assets:
  Cash and cash equivalents ...   $  14,417    $  16,774    $  14,204
  Securities available for sale      23,429       13,969       18,211
  Receivables, net
    Customers .................      59,649       39,639       11,636
    Other .....................       3,377        3,414        2,652
  Materials, supplies, and fuel       8,169        8,642        7,834
  Prepaid expenses ............       1,661        1,571          688
                                  ---------    ---------    ---------
                                    110,702       84,009       55,225
                                  ---------    ---------    ---------

Property and investments:
  Electric ....................     491,827      487,424      493,372
  Coal mining .................      53,315       52,804       52,838
  Oil and gas .................      56,891       52,412       49,291
  Other .......................       5,218        5,666        4,301
                                  ---------    ---------    ---------
                                    607,251      598,306      599,802

Less accumulated depreciation
 and depletion ................    (208,395)    (197,179)    (200,189)
                                  ---------    ---------    ---------

  Net property and  investments     398,856      401,127      399,613
                                  ---------    ---------    ---------

Other assets:
  Federal income taxes ........       8,055        8,061        8,110
  Regulatory asset ............       4,042        3,776        3,476
  Other .......................      12,183       11,768        4,931
                                  ---------    ---------    ---------
                                     24,280       23,605       16,517
                                  ---------    ---------    ---------

     Total ....................   $ 533,838    $ 508,741    $ 471,355
                                  =========    =========    =========


     See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                        Unaudited                   Unaudited
                                         June 30      December 31    June 30
                                           1998           1997         1997
                                       -------------  ------------ -------------
                                                     (in thousands)

Liabilities and Capitalization

Current liabilities:
   Current maturities of long-term debt   $   1,330    $   1,331   $   1,310
   Notes payable ......................          12           23          23
   Accounts payable ...................      55,698       32,622       5,397
   Accrued liabilities-
     Taxes ............................       7,871        8,040       7,509
     Interest .........................       4,140        3,991       4,003
     Other ............................       7,228        7,800       6,986
                                          ---------    ---------   ---------
                                             76,279       53,807      25,228
                                          ---------    ---------   ---------

Deferred credits:
   Federal income taxes ...............      54,216       53,010      49,995
   Investment tax credits .............       3,764        4,014       4,265
   Reclamation costs ..................      17,012       16,664      16,614
   Regulatory liability ...............       5,909        6,152       6,485
   Other ..............................       6,627        6,331       6,111
                                          ---------    ---------   ---------
                                             87,528       86,171      83,470
                                          ---------    ---------   ---------

Capitalization:
   Common stock equity-
     Common stock .....................      21,714       21,705      14,461
     Additional paid-in
      capital .........................      40,189       39,995      47,065
     Retained earnings ................     148,884      143,703     136,967
     Treasury stock ...................      (3,300)        --          --
                                          ---------    ---------   ---------
   Total common stock equity ..........     207,487      205,403     198,493
   Long-term debt .....................     162,544      163,360     164,164
                                          ---------    ---------   ---------
                                            370,031      368,763     362,657
                                          ---------    ---------   ---------

        Total .........................   $ 533,838    $ 508,741   $ 471,355
                                          =========    =========   =========


     See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)


                                                        Three Months             Six Months                Twelve Months
                                                          June 30                  June 30                     June 30
                                                    1998          1997        1998         1997         1998           1997
                                                    ----          ----        ----         ----         ----           ----
                                                                     (in thousands, except per share amounts)
Operating revenues:
  Electric ....................................   $  29,839    $  29,347    $  61,829    $  61,381    $ 126,945    $ 122,815
  Coal mining .................................       7,847        7,703       15,771       15,828       31,023       31,657
  Oil and gas .................................       3,291        3,209        6,477        6,929       12,843       13,366
  Energy marketing ............................     120,357         --        231,094         --        373,885         --
                                                  ---------    ---------    ---------    ---------    ---------    ---------
                                                    161,334       40,259      315,171       84,138      544,696      167,838
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Fuel and purchased power ....................     126,573        8,816      244,803       18,282      403,905       35,731
  Operations and maintenance ..................       7,809        7,676       16,053       15,316       32,709       31,016
  Administrative and general ..................       3,725        2,264        6,834        4,542       13,870        8,682
  Depreciation, depletion, and amortization ...       6,237        5,699       12,382       11,293       23,396       22,685
  Taxes, other than income taxes ..............       3,075        3,062        6,309        6,334       11,960       12,480
                                                  ---------    ---------    ---------    ---------    ---------    ---------
                                                    147,419       27,517      286,381       55,767      485,840      110,594
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Operating income (loss):
  Electric ....................................      10,743        9,078       23,058       20,286       47,383       41,146
  Coal mining .................................       3,109        3,103        6,306        6,533       11,989       12,468
  Oil and gas .................................         420          713          692        1,782        1,818        3,912
  Energy marketing and others .................        (357)        (152)      (1,266)        (230)      (2,334)        (282)
                                                  ---------    ---------    ---------    ---------    ---------    ---------
                                                     13,915       12,742       28,790       28,371       58,856       57,244
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Other income and  (expense):
  Interest expense ............................      (3,649)      (3,465)      (7,273)      (6,946)     (14,449)     (13,958)
  Investment income ...........................         731          459        1,335          829        2,641        1,620
  Allowance for funds used  during construction          65           43           94          109          174          209
  Other, net ..................................          34          120          387           15          416        1,165
                                                  ---------    ---------    ---------    ---------    ---------    ---------
                                                     (2,819)      (2,843)      (5,457)      (5,993)     (11,218)     (10,964)
                                                  ---------    ---------    ---------    ---------    ---------    ---------

Income before income taxes ....................      11,096        9,899       23,333       22,378       47,638       46,280
Income taxes ..................................      (3,599)      (3,137)      (7,292)      (7,028)     (14,589)     (14,565)
                                                  ---------    ---------    ---------    ---------    ---------    ---------
  Net income available for common stock .......   $   7,497    $   6,762    $  16,041    $  15,350    $  33,049    $  31,715
                                                  =========    =========    =========    =========    =========    =========

Weighted average common shares
  outstanding .................................      21,633       21,687       21,671       21,684       21,685       21,677
                                                  =========    =========    =========    =========    =========    =========
Earnings per share (basic and diluted) ........   $    0.35    $    0.31    $    0.74    $    0.71    $    1.52    $    1.46
                                                  =========    =========    =========    =========    =========    =========
Dividends paid per share of
  common stock ................................   $   0.250    $   0.237    $   0.500    $   0.473    $    .974    $   0.934
                                                  =========    =========    =========    =========    =========    =========

     See accompanying notes to consolidated financial statements.

                                             BLACK HILLS CORPORATION
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)

                                                       Three Months             Six Months            Twelve Months
                                                         June 30                  June 30                June 30
                                                     1998        1997        1998        1997        1998       1997
                                                     ----        ----        ----        ----        ----       ----
                                                                              (in thousands)
Operating activities:
  Net income ...................................   $  7,497    $  6,762    $ 16,041    $ 15,350    $ 33,049    $ 31,715
  Principal non-cash items-
   Depreciation, depletion, and amortization ...      6,237       5,699      12,382      11,293      23,396      22,685
   Deferred income taxes and
     investment tax credits ....................        227         247         472         829       2,100       1,947
   Allowance for other funds
    used during construction ...................        (39)        (23)        (57)        (58)        (97)        (90)
   (Increase) decrease in receivables,
    inventories, and other current assets ......      6,047       1,635     (19,590)      3,389     (50,046)      4,202
   Increase (decrease) in other current
     liabilities ...............................     (7,647)     (3,240)     22,484      (2,544)     51,042       4,590
   Other, net ..................................        405       1,294         479        (440)        504       1,402
                                                   --------    --------    --------    --------    --------    --------
                                                     12,727      12,374      32,211      27,819      59,948      66,451
                                                   --------    --------    --------    --------    --------    --------
Investing activities:
Property additions, excluding
    allowance for other funds used
    during construction ........................     (7,673)     (8,022)    (10,323)     (9,299)    (21,619)    (26,240)
Available for sale securities sold .............      7,343       3,638      11,223       5,979      23,494      36,057
Available for sale securities purchased ........    (11,459)     (6,579)    (20,683)    (12,732)    (28,712)    (43,670)
Energy marketing assets ........................       --          --          --          --        (7,232)       --
                                                   --------    --------    --------    --------    --------    --------
                                                    (11,789)    (10,963)    (19,783)    (16,052)    (34,069)    (33,853)
                                                   --------    --------    --------    --------    --------    --------
Financing activities:
  Dividends paid ...............................     (5,430)     (5,134)    (10,878)    (10,267)    (21,150)    (20,236)
  Common stock acquired ........................     (3,282)       --        (3,282)       --        (3,282)       --
  Common stock issued ..........................         48          96         203         235         377         443
  Net short-term borrowings ....................       --          --           (11)       (120)        (11)     (1,055)
  Long-term debt retired .......................       (290)       --          (817)       (751)     (1,600)     (1,313)
                                                   --------    --------    --------    --------    --------    --------
                                                     (8,954)     (5,038)    (14,785)    (10,903)    (25,666)    (22,161)
                                                   --------    --------    --------    --------    --------    --------
  Increase (decrease) in
   cash and cash  equivalents ..................     (8,016)     (3,627)     (2,357)        864         213      10,437
Cash and cash equivalents:
  Beginning of period ..........................     22,433      17,831      16,774      13,340      14,204       3,767
                                                   --------    --------    --------    --------    --------    --------
  End of period ................................   $ 14,417    $ 14,204    $ 14,417    $ 14,204    $ 14,417    $ 14,204
                                                   ========    ========    ========    ========    ========    ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
     Interest ..................................   $  2,640    $  2,458    $  7,232    $  6,961    $ 14,421    $ 13,991
     Income taxes ..............................   $  3,800    $  6,500    $  5,800    $  6,500    $ 11,140    $ 12,366
  Assumption of Clovis Point
  reclamation liability ........................   $    --     $    --     $   --      $   --      $   --      $  7,957

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


                                         Three Months Ended   Six Months Ended   Twelve Months Ended
                                               June 30            June 30              June 30
                                           1998      1997      1998      1997      1998      1997
                                           ----      ----      ----      ----      ----      ----
Net Income ............................   $ 7,497   $ 6,762   $16,041   $15,350   $33,049   $31,715
                                          =======   =======   =======   =======   =======   =======
Weighted average common
  shares outstanding:
    Basic .............................    21,633    21,687    21,671    21,684    21,685    21,677
    Dilutive effect of option plan ....        29        10        30         9        18         5
                                          -------   -------   -------   -------   -------   -------
    Diluted ...........................    21,662    21,697    21,701    21,693    21,703    21,682
                                          =======   =======   =======   =======   =======   =======

Earnings per share (Basic and Diluted):   $  0.35   $  0.31   $  0.74   $  0.71   $  1.52   $  1.46
                                          =======   =======   =======   =======   =======   =======


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

       Consolidated net income was $7,497,000,  $16,041,000 and $33,049,000 for the three months, six months and twelve months ended June 30, 1998, respectively, representing an increase of 11 percent, 5 percent and 4 percent, respectively. The increase in earnings was primarily due to stable electric sales, lower purchased power expense and strong cost management, partially offset by lower oil and gas commodity prices, mild weather and weak market conditions in the areas served by the energy marketing companies. Consolidated revenues and fuel and purchased power expense increased for the three months, six months and twelve months ended June 30, 1998 primarily due to oil and natural gas purchases and sales from the energy marketing operations.

        Consolidated revenue and income from continuing operations provided by the four businesses as a percentage of the total were as follows:

                  Three Months Ended Six Months Ended Twelve Months Ended
                       June 30           June 30           June 30
                     1998     1997     1998    1997     1998      1997
                     ----     ----     ----    ----     ----      ----

Revenues

Electric ........     18%      73%      20%      73%      23%      73%
Coal mining .....      5       19        5       19        6       19
Oil and gas .....      2        8        2        8        2        8
Energy marketing      75       --       73       --       69       --
                    ----     ----     ----     ----     ----     ----
                     100%     100%     100%     100%     100%     100%
                    ====     ====     ====     ====     ====     ====
Net Income/(Loss)

Electric ........     66%      62%      71%      63%      72%      62%
Coal mining .....     33       33       31       31       28       30
Oil and gas .....      4        7        3        8        4        9
Energy marketing
  and Other .....     (3)      (2)      (5)      (2)      (4)      (1)
                    ----     ----     ----     ----     ----     ----
                     100%     100%     100%     100%     100%     100%
                    ====     ====     ====     ====     ====     ====

     Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):


                           Three Months Ended  Six Months Ended  Twelve Months Ended
                                June 30             June 30             June 30
                             1998     1997       1998     1997      1998      1997
                             ----     ----       ----     ----      ----      ----
Capital Expenditures
--------------------
(includes AFDC)
Electric ...............   $ 3,547   $ 4,666   $ 5,302   $ 4,711   $13,174   $12,734
Coal mining ............       274     1,335       519     1,445       580     3,367
Oil and gas ............     3,848     1,981     4,478     3,107     7,600    10,093
Energy marketing .......      --        --        --        --       7,232      --
Other ..................        43        63        81        94       362       136
                           -------   -------   -------   -------   -------   -------
                           $ 7,712   $ 8,045   $10,380   $ 9,357   $28,948   $26,330
                           =======   =======   =======   =======   =======   =======

Depreciation, Depletion,
  and Amortization

Electric ...............   $ 3,797   $ 3,821   $ 7,595   $ 7,642   $14,561   $15,942
Coal mining ............       850       787     1,705     1,549     3,345     3,220
Oil and gas ............     1,441     1,091     2,783     2,102     4,956     3,523
Energy marketing .......       149      --         299      --         534      --
                           -------   -------   -------   -------   -------   -------
                           $ 6,237   $ 5,699   $12,382   $11,293   $23,396   $22,685
                           =======   =======   =======   =======   =======   =======

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

Energy Marketing Operations

        Energy marketing revenues and related fuel and purchased power expenses represents the crude oil and natural gas purchases and sales of Black Hills Energy Resources, Inc. which was acquired on July 25, 1997, and Enserco Energy, Inc. (the energy marketing companies). Crude oil and natural gas wholesale marketing operations are high-volume, low margin operations. Mild weather in the East Coast and Midwest markets served and high storage levels through the winter depressed margins for the periods. The energy marketing companies marketed 439,900 mmbtus and 16,500 barrels of oil per day for the three month period ended June 30, 1998, 437,800 mmbtus and 15,700 barrels of oil per day for the six month period and Black Hills Energy Resources marketed 282,100 mmbtus and 14,200 barrels of oil per day since the Company acquired the assets in July 1997. At June 30, 1998, Energy Marketing activities have occurred in crude oil and natural gas sales and have not included electricity.

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


                                  BLACK HILLS CORPORATION


                                  /s/  Roxann R. Basham
                                  -------------------------------------------
                                  Roxann R. Basham, Vice President - Finance
                                  (Principal Financial Officer)


                                 /s/  Mark T. Thies
                                 -------------------------------------------
                                 Mark T. Thies, Controller
                                 (Principal Accounting Officer)


Dated:   May 13, 1999