Form 10-Q/A
period 1998-09-30
BLACK HILLS CORP
filed 1999-05-14
CIK 12400

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

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets-                              4-5
                    September 30, 1998, December 31, 1997
                    and September 30, 1997

                  Consolidated Statements of Income-                          6
                    Three, Nine and  Twelve Months
                    Ended September 30, 1998 and 1997

                  Consolidated Statements of Cash Flows-                      7
                    Three, Nine and Twelve Months
                    Ended September 30, 1998 and 1997

                  Notes to Consolidated Financial Statements               8-11

Item 2.           Management's Discussion and Analysis of                 12-16
                    Financial Position and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                          17

Item 6.           Exhibits and Reports on Form 8-K                           17

Signatures                                                                   18


                                TEXT OF AMENDMENT

Explanatory Note:

Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the Items attached hereto and filed herewith.

The purpose of this amendment is to amend the Company's 10-Q for the period ended September 30, 1998, (the "Original Filing") to reflect changes resulting from the Company filing its Form 10-K, for the period ended December 31, 1998 originally filed on March 9, 1999 which restated its 1998 historical financial statements.

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

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                Unaudited                   Unaudited
                               September 30  December 31   September 30
                                   1998          1997         1997
                               -------------  ----------- -------------
                                           (in thousands)

Assets

Current assets:
  Cash and cash equivalents ...   $  14,421    $  16,774    $  11,200
  Securities available for sale      23,951       13,969       14,579
  Receivables, net
    Customers .................      67,557       39,639       43,696
    Other .....................       3,267        3,414        3,471
  Materials, supplies, and fuel       9,205        8,642        8,219
  Prepaid expenses ............       3,083        1,571        1,125
                                  ---------    ---------    ---------
                                    121,484       84,009       82,290
                                  ---------    ---------    ---------

Property and investments:
  Electric ....................     493,727      487,424      485,787
  Coal mining .................      53,460       52,804       52,843
  Oil and gas .................      60,178       52,412       50,943
  Other .......................       5,425        5,666        4,988
                                  ---------    ---------    ---------
                                    612,790      598,306      594,561

Less accumulated depreciation
 and depletion ................    (214,043)    (197,179)    (193,764)
                                  ---------    ---------    ---------

  Net property and  investments     398,747      401,127      400,797
                                  ---------    ---------    ---------

Other assets:
  Federal income taxes ........       8,068        8,061        8,268
  Regulatory asset ............       4,042        3,776        3,626
  Other .......................      13,626       11,768       12,645
                                  ---------    ---------    ---------
                                     25,736       23,605       24,539
                                  ---------    ---------    ---------

     Total ....................   $ 545,967    $ 508,741    $ 507,626
                                  =========    =========    =========


     See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                        Unaudited                    Unaudited
                                       September 30  December 31    September 30
                                          1998           1997          1997
                                       -------------  ------------ -------------
                                                 (in thousands)
  Liabilities and Capitalization

Current liabilities:
   Current maturities of long-term debt   $   1,330    $   1,331   $   1,331
   Notes payable ......................       1,502           23       1,528
   Accounts payable ...................      60,816       32,622      36,048
   Accrued liabilities-
     Taxes ............................       9,079        8,040       8,837
     Interest .........................       3,196        3,991       2,996
     Other ............................       8,043        7,800       7,103
                                          ---------    ---------   ---------
                                             83,966       53,807      57,843
                                          ---------    ---------   ---------

Deferred credits:
   Federal income taxes ...............      54,765       53,010      50,792
   Investment tax credits .............       3,639        4,014       4,139
   Reclamation costs ..................      17,192       16,664      16,793
   Regulatory liability ...............       5,785        6,152       6,277
   Other ..............................       6,826        6,331       6,327
                                          ---------    ---------   ---------
                                             88,207       86,171      84,328
                                          ---------    ---------   ---------

Capitalization:
   Common stock equity-
     Common stock .....................      21,717       21,705      14,466
     Additional paid-in
      capital .........................      40,238       39,995      47,158
     Retained earnings ................     153,105      143,703     140,471
     Treasury stock ...................      (3,296)        --          --
                                          ---------    ---------   ---------
   Total common stock equity ..........     211,764      205,403     202,095
   Long-term debt .....................     162,030      163,360     163,360
                                          ---------    ---------   ---------
                                            373,794      368,763     365,455
                                          ---------    ---------   ---------

        Total .........................   $ 545,967    $ 508,741   $ 507,626
                                          =========    =========   =========


     See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)


                                                       Three Months             Nine  Months             Twelve Months
                                                       September 30             September 30              September 30
                                                   1998          1997          1998        1997         1998         1997
                                                   ----          ----          ----        ----         ----         ----
                                                                   (in  thousands,  except  per share amounts)
Operating revenues:
  Electric ...................................   $  34,982    $  33,358    $  96,810    $  94,738    $ 128,569    $ 125,099
  Coal mining ................................       8,185        8,178       23,956       24,005       31,030       31,572
  Oil and gas ................................       3,199        3,029        9,675        9,958       13,012       13,165
  Energy marketing ...........................     123,792       53,617      354,888       53,617      444,061       53,617
                                                 ---------    ---------    ---------    ---------    ---------    ---------
                                                   170,158       98,182      485,329      182,318      616,672      223,453
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Fuel and purchased power ...................     131,130       62,557      375,932       80,840      472,540       89,254
  Operations and maintenance .................       8,113        8,580       24,168       23,895       32,313       32,203
  Administrative and general .................       4,062        2,936       10,901        7,478       14,860        9,523
  Depreciation, depletion, and amortization ..       6,117        5,439       18,501       16,731       24,081       22,196
  Taxes, other than income taxes .............       3,133        3,097        9,434        9,430       11,989       12,383
                                                 ---------    ---------    ---------    ---------    ---------    ---------
                                                   152,555       82,609      438,936      138,374      555,783      165,559
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Operating income (loss):
  Electric ...................................      14,436       12,141       37,493       32,427       49,678       42,460
  Coal mining ................................       3,433        3,198        9,737        9,731       12,224       12,362
  Oil and gas ................................         267          494          959        2,276        1,591        3,619
  Energy marketing ...........................        (533)        (260)      (1,796)        (490)      (2,604)        (547)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
                                                    17,603       15,573       46,393       43,944       60,889       57,894
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Other income and  (expense):
  Interest expense ...........................      (3,709)      (3,559)     (10,984)     (10,516)     (14,594)     (14,032)
  Investment income ..........................         793          585        2,129        1,412        2,850        1,805
  Allowance for funds used during construction          54           44          148          152          184          141
  Other, net .................................        (223)        (128)         167         (110)         323          909
                                                 ---------    ---------    ---------    ---------    ---------    ---------
                                                    (3,085)      (3,058)      (8,540)      (9,062)     (11,237)     (11,177)
                                                 ---------    ---------    ---------    ---------    ---------    ---------

Income before income taxes ...................      14,518       12,515       37,853       34,882       49,652       46,717
Income taxes .................................      (4,902)      (3,871)     (12,196)     (10,898)     (15,625)     (14,600)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Net income available for common stock ........   $   9,616    $   8,644    $  25,657    $  23,984    $  34,027    $  32,117
                                                 =========    =========    =========    =========    =========    =========

Weighted average common shares
  outstanding (Basic): .......................      21,577       21,696       21,639       21,689       21,655       21,685
                                                 =========    =========    =========    =========    =========    =========
            (Diluted): .......................      21,633       21,707       21,676       21,698       21,684       21,690
                                                 =========    =========    =========    =========    =========    =========
Earnings per share (Basic) : .................   $    0.45    $    0.40    $    1.19    $    1.11    $    1.57    $    1.48
                                                 =========    =========    =========    =========    =========    =========
            (Diluted): .......................   $    0.44    $    0.40    $    1.18    $    1.11    $    1.57    $    1.48
                                                 =========    =========    =========    =========    =========    =========

Dividends paid per share of
  common stock ...............................   $   0.250    $   0.237    $   0.750    $   0.710    $    .987    $   0.940
                                                 =========    =========    =========    =========    =========    =========

     See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                       Three Months              Nine Months          Twelve Months
                                                       September 30             September 30          September 30
                                                     1998        1997         1998       1997        1998        1997
                                                     ----        ----         ----       ----        ----        ----
                                                                               (in thousands)
Operating activities:
  Net income ...................................   $  9,616    $  8,644    $ 25,657    $ 23,984    $ 34,027    $ 32,117
  Principal non-cash items-
   Depreciation, depletion, and amortization ...      6,117       5,439      18,501      16,731      24,081      22,196
   Deferred income taxes and
     investment tax credits ....................        295          37         767         865       2,165       1,775
   Allowance for other funds
    used during construction ...................        (33)        (21)        (90)        (80)       (108)        (41)
   (Increase) decrease in receivables,
    inventories, and other current assets ......    (10,256)    (33,701)    (29,846)    (30,312)    (26,601)    (26,077)
   Increase (decrease) in other current
     liabilities ...............................      6,197      31,089      28,681      28,546      26,150      31,943
   Other, net ..................................     (1,145)       (668)       (789)     (1,267)      1,024        (833)
                                                   --------    --------    --------    --------    --------    --------
                                                     10,791      10,819      42,881      38,467      60,738      61,080
                                                   --------    --------    --------    --------    --------    --------
Investing activities:
Property additions, excluding
    allowance for other funds used
    during construction ........................     (5,902)     (6,325)    (16,104)    (15,463)    (22,431)    (25,362)
Available for sale securities sold .............        586      11,764      11,810      17,743      12,317      44,623
Available for sale securities purchased ........     (1,108)     (8,132)    (21,792)    (20,864)    (21,689)    (48,517)
Energy marketing assets ........................         --      (6,810)         --      (6,810)         --      (6,810)
                                                   --------    --------    --------    --------    --------    --------
                                                     (6,424)     (9,503)    (26,086)    (25,394)    (31,803)    (36,066)
                                                   --------    --------    --------    --------    --------    --------
Financing activities:
  Dividends paid ...............................     (5,428)     (5,140)    (16,255)    (15,397)    (21,392)    (20,392)
  Common stock acquired ........................         33        --        (3,296)       --        (3,296)       --
  Common stock issued ..........................         56          98         255         333         331         415
  Net short-term borrowings ....................      1,490       1,505       1,479       1,385         (26)        180
  Long-term debt retired .......................       (514)       (783)     (1,331)     (1,534)     (1,331)     (1,546)
                                                   --------    --------    --------    --------    --------    --------
                                                     (4,363)     (4,320)    (19,148)    (15,213)    (25,714)    (21,343)
                                                   --------    --------    --------    --------    --------    --------
  Increase (decrease) in
   cash and cash  equivalents ..................          4      (3,004)     (2,353)     (2,140)      3,221       3,671
Cash and cash equivalents:
  Beginning of period ..........................     14,417      14,204      16,774      13,340      11,200       7,529
                                                   --------    --------    --------    --------    --------    --------
  End of period ................................   $ 14,421    $ 11,200    $ 14,421    $ 11,200    $ 14,421    $ 11,200
                                                   ========    ========    ========    ========    ========    ========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
     Interest ..................................   $  4,593    $  4,566    $  8,183    $ 11,555    $ 14,393    $ 14,047
     Income taxes ..............................   $  3,450    $  2,140    $  9,250    $  8,640    $ 12,450    $ 11,840
  Assumption of Clovis Point
  reclamation liability ........................   $     --    $     --    $     --    $     --    $    --     $  7,957

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


                                      Three Months Ended   Nine Months Ended  Twelve Months Ended
                                         September 30        September 30        September 30
                                        1998      1997      1998      1997      1998      1997
                                        ----      ----      ----      ----      ----      ----
Net Income .........................   $ 9,616   $ 8,644   $25,657   $23,984   $34,027   $32,117
                                       =======   =======   =======   =======   =======   =======

Weighted average common
  shares outstanding:
      Basic ........................    21,577    21,696    21,639    21,689    21,655    21,685
      Dilutive effect of option plan        56        11        37         9        29         5
                                       -------   -------   -------   -------   -------   -------
      Diluted ......................    21,633    21,707    21,676    21,698    21,684    21,690
                                       =======   =======   =======   =======   =======   =======

Earnings per share (Basic): ........   $  0.45   $  0.40   $  1.19   $  1.11   $  1.57   $  1.48
                                       =======   =======   =======   =======   =======   =======
                 (Diluted): ........   $  0.44   $  0.40   $  1.18   $  1.11   $  1.57   $  1.48
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

(7)      Restatement of Financial Statements

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

(8)      Reclassifications

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

         Black Hills FiberCom will experience operating losses over the next two to four years as it develops and constructs its network infrastructure, builds its customer base and internal staffing, and develops its systems. Management believes Black Hills FiberCom's operating losses will be offset by growth in the Company's other business segments and overall the Company should have stable or slight growth during this start up phase.


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

        Consolidated revenue and income from continuing operations provided by the four businesses as a percentage of the total were as follows:

                  Three Months Ended  Nine Months Ended Twelve Months Ended
                     September 30      September 30      September 30
                     1998     1997     1998     1997     1998    1997
                     ----     ----     ----     ----     ----    ----
Revenues

Electric ........     21%      34%      20%      52%      21%      56%
Coal mining .....      5        8        5       13        5       14
Oil and gas .....      2        3        2        6        2        6
Energy marketing      72       55       73       29       72       24
                    ----     ----     ----     ----     ----     ----
                     100%     100%     100%     100%     100%     100%
                    ====     ====     ====     ====     ====     ====
Net Income/(Loss)

Electric ........     74%      71%      72%      66%      73%      64%
Coal mining .....     28       27       29       29       28       30
Oil and gas .....      2        4        3        7        4        8
Energy marketing
  and Other .....     (4)      (2)      (4)      (2)      (5)      (2)
                    ----     ----     ----     ----     ----     ----
                     100%     100%     100%     100%     100%     100%
                    ====     ====     ====     ====     ====     ====

     Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):

                                    Three Months Ended           Nine Months Ended         Twelve Months Ended
                                       September 30                September 30                September 30
                                     1998       1997             1998        1997            1998        1997
                                     ----       ----             ----        ----            ----        ----
Capital Expenditures
(includes AFDC)
Electric                             $2,267     $3,168          $ 7,569      $7,879         $12,272     $12,036
Coal mining                             167        100              686       1,545             647       2,298
Oil and gas                           3,288      2,887            7,766       5,993           9,235      10,743
Energy marketing                         22      6,810              112       6,810             258       6,810
Other                                   191        191               61         126             127         326
                                    --------   -------          -------     -------         -------     -------
                                     $5,935    $13,156          $16,194     $22,353         $22,539     $32,213
                                    =======    =======          =======     =======         =======     =======

Depreciation, Depletion,
  and Amortization

Electric                             $3,797     $3,321          $11,392     $10,963         $15,037     $15,171
Coal mining                             859        878            2,564       2,427           3,325       3,434
Oil and gas                           1,292      1,142            4,075       3,243           5,107       3,493
Energy marketing                        169         98              470          98             612          98
                                    -------    -------          -------     -------         -------     -------
                                     $6,117     $5,439          $18,501     $16,731         $24,081     $22,196
                                    =======    =======          =======     =======         =======     =======

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

Energy Marketing Operations

        Energy marketing revenues and related fuel and purchased power expenses represents the crude oil and natural gas purchases and sales of Black Hills Energy Resources, Inc. which was acquired on July 25, 1997, and Enserco Energy, Inc. (the energy marketing companies). Crude oil and natural gas wholesale marketing operations are high-volume, low margin operations. Mild weather in the East Coast and Midwest markets served and high storage levels through the winter depressed margins for the nine month and twelve month periods. The energy marketing companies marketed 482,700 mmbtus and 22,700 barrels of oil per day for the three month period ended September 30, 1998, 453,000 mmbtus and 18,100 barrels of oil per day for the nine month period and Black Hills Energy Resources marketed 418,000 mmbtus and 16,800 barrels of oil per day for the twelve month period. At September 30, 1998, Energy Marketing activities have occurred in crude oil and natural gas sales and have not included electricity.

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

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of adoption of Statement 133. However, the Statementcould increase volatility in earnings and other comprehensive income.

Year 2000 Issues

         What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems and products that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has formed a Year 2000 Committee to establish and ensure the Company's compliance with what is commonly known as the "Year 2000 problem". In addition, consultants may be engaged to assist with a comprehensive review of the Company's state of readiness and to assist with any necessary remedial plans for the Year 2000 date change. The Company's review encompassed supporting information technology systems, product generation and distribution systems, and business supply chain systems and infrastructure. Management presently believes that with modifications to the Company's existing software and conversions to new software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. Management further believes that the cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 should not have a significant impact on the results of operations. The cost of the Year 2000 project is currently estimated at less than $1 million and is being funded through operating cash flows. These costs are primarily attributable to the purchase of new software and equipment which will be expensed or capitalized on a basis consistent with the Company's accounting policies for capital assets. Other than seeking representations and assurances, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be affected by the date change. The Company's business, financial condition and results of operations may be adversely impacted should the efforts of customers, suppliers or service providers for the Company to address the Year 2000 issue prove to be inadequate. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures will be expanded to include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions are being developed. These plans will be complete by June 1999 and will include, for example, development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels.

Forward Looking Statements

         The above information includes forward-looking statements that are subject to certain risks, uncertainties and assumptions. Although management believes that its expectations are based on reasonable assumptions, it can give no assurances that its goals will be achieved. Actual results may differ materially from management's expectations as a result of a variety of factors including, but not necessarily limited to, technological changes, regulation, market conditions and marketing success, general economic conditions, and a changing competitive environment.

                             BLACK HILLS CORPORATION

                           Part II - Other Information


Item 1.       Legal Proceedings

              There are no legal proceedings to be reported on for the quarter ending September 30, 1998.


Item 6.       Exhibits and Reports on Form 8-K

              a.       Exhibits

                       None

              b.       Reports on Form 8-K


                      On September 28, 1998, the Registrant filed a Form 8-K announcing that it will build a telecommunications fiber optic network to serve the growing needs of Rapid City and the Northern Black Hills of South Dakota.

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


                                    BLACK HILLS CORPORATION


                                   /s/ Roxann R. Basham
                                   ------------------------------------------
                                   Roxann R. Basham, Vice President - Finance
                                   (Principal Financial Officer)


                                   /s/  Mark T. Thies
                                   -----------------------------------------
                                   Mark T. Thies, Controller
                                   (Principal Accounting Officer)


Dated:   May 13, 1999