Form 10-Q
period 1999-03-31
BLACK HILLS CORP
filed 1999-05-14
CIK 12400

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999.

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

                  Yes     X                           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

            Class                                  Outstanding at April 30, 1999

      Common stock, $1.00 par value                  21,450,704  shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                       Page
                                                                      Number

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements

            Consolidated Balance Sheets-                                3-4
              March 31, 1999, December 31, 1998
              and March 31, 1998

            Consolidated Statements of Income-                           5
              Three and Twelve Months
              Ended March 31, 1999 and 1998

            Consolidated Statements of Cash Flows-                       6
              Three and Twelve Months
              Ended March 31, 1999 and 1998

          Notes to Consolidated Financial Statements                  7-11

Item 2.    Management's Discussion and Analysis of                   12-17
           Financial Position and Results of Operations


PART II.    OTHER INFORMATION

Item 1.           Legal Proceedings                                     18

Item 6.           Exhibits and Reports on Form 8-K                      18

Signatures                                                              19

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                 Unaudited                  Unaudited
                                  March 31     December 31   March 31
                                   1999            1998       1998
                                 ----------- ------------  ------------
                                            (in thousands)
Assets

Current assets:
  Cash and cash equivalents ...   $  20,055    $  14,764    $  22,433
  Securities available for sale      19,079       22,675       19,313
  Receivables, net
    Customers .................      76,543       87,068       65,204
    Other .....................       3,453        2,919        3,269
  Materials, supplies, and fuel      10,540        9,733        8,409
  Prepaid expenses ............       3,011        3,321        2,021
                                  ---------    ---------    ---------
                                    132,681      140,480      120,649
                                  ---------    ---------    ---------

Property and investments:
  Electric ....................     498,809      496,883      489,036
  Coal mining .................      53,716       51,889       53,039
  Oil and gas .................      67,714       62,581       53,043
  Other .......................      14,513        8,196        5,218
                                  ---------    ---------    ---------
                                    634,752      619,549      600,336

Less accumulated depreciation
 and depletion ................    (235,283)    (229,942)    (202,520)
                                  ---------    ---------    ---------

  Net property and  investments     399,469      389,607      397,816
                                  ---------    ---------    ---------

Other assets:
  Federal income taxes ........      12,370       12,347        8,020
  Regulatory asset ............       3,978        3,978        3,926
  Other .......................      13,358       13,005       11,845
                                  ---------    ---------    ---------
                                     29,706       29,330       23,791
                                  ---------    ---------    ---------

     Total ....................   $ 561,856    $ 559,417    $ 542,256
                                  =========    =========    =========


         See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                           Unaudited                  Unaudited
                                            March 31  December 31      March 31
                                              1999       1998           1998
                                        ------------- ------------  ------------
                                                      (in thousands)
Liabilities and Capitalization

Current liabilities:
   Current maturities of long-term debt $       1,330    $   1,330    $   1,330
   Notes payable ........................       4,570        5,090           12
   Accounts payable .....................      71,650       74,087       59,893
   Accrued liabilities-
     Taxes ..............................      15,969        9,950       13,220
     Interest ...........................       3,047        3,956        3,131
     Other ..............................       7,928        8,169        6,340
                                            ---------    ---------    ---------
                                              104,494      102,582       83,926
                                            ---------    ---------    ---------

Deferred credits:
   Federal income taxes .................      55,758       55,107       53,605
   Investment tax credits ...............       3,391        3,514        3,889
   Reclamation costs ....................      17,178       17,000       16,840
   Regulatory liability .................       5,539        5,661        6,028
   Other ................................       6,956        6,857        6,480
                                            ---------    ---------    ---------
                                               88,822       88,139       86,842
                                            ---------    ---------    ---------

Capitalization:
   Common stock equity-
     Common stock .......................      21,726       21,719       21,712
     Additional paid-in
      capital ...........................      40,397       40,254       40,143
     Retained earnings ..................     151,160      147,774      146,799
     Treasury stock .....................      (6,247)      (3,081)        --
                                            ---------    ---------    ---------
   Total common stock equity ............     207,036      206,666      208,654
   Long-term debt .......................     161,504      162,030      162,834
                                            ---------    ---------    ---------
                                              368,540      368,696      371,488
                                            ---------    ---------    ---------

        Total ...........................   $ 561,856    $ 559,417    $ 542,256
                                            =========    =========    =========


             See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)


                                                                 Three Months     Twelve Months
                                                                   March 31          March 31
                                                                 1999     1998     1999     1998
                                                                 ----     ----     ----     ----
                                                           (in thousands, except per share amounts)
Operating revenues:
  Electric .............................................       $ 33,084 $ 31,990 $130,331 $126,452
  Coal mining ..........................................          7,777    7,924   31,267   30,878
  Oil and gas ..........................................          2,984    3,186   12,360   12,762
  Energy marketing .....................................        124,356  110,737  519,660  253,528
                                                               -------- -------- -------- --------
                                                                168,201  153,837  693,618  423,620
                                                               -------- -------- -------- --------
Operating expenses:
  Fuel and purchased power .............................        130,737  118,229  543,950  286,072
  Operations and maintenance ...........................          7,750    8,244   31,227   32,423
  Administrative and general ...........................          4,334    3,110   17,891   12,662
  Depreciation, depletion, and amortization ............          5,915    6,145   23,879   22,857
  Oil and gas ceilings test write down .................             --       --   13,546       --
  Taxes, other than income taxes .......................          3,485    3,234   12,787   11,922
                                                               -------- -------- -------- --------
                                                                152,221  138,962  643,280  365,936
                                                               -------- -------- -------- --------

Operating income .......................................         15,980   14,875   50,338   57,684
                                                               -------- -------- -------- --------

Other income and  (expense):
  Interest expense .....................................         (3,680)  (3,624) (14,762) (14,268)
  Investment income ....................................            696      604    3,053    2,371
  Allowance for funds used  during construction ........             64       29      254      151
 Other, net ...........................................             124      353     (421)     505
                                                               -------- -------- -------- --------
                                                                 (2,796)  (2,638) (11,876) (11,241)
                                                               -------- -------- -------- --------

Income before income taxes .............................         13,184   12,237   38,462   46,443
Income taxes ...........................................         (4,149)  (3,693) (12,163) (14,127)
  Net income available for common stock ................       $  9,035 $  8,544 $ 26,299  $32,316
                                                               ======== ======== ======== ========

Earnings per share - basic and diluted .................       $   0.42 $   0.39 $   1.22 $   1.49
                                                               ======== ======== ======== ========
Weighted average common  shares outstanding ............         21,503   21,712   21,572   21,699
                                                               ======== ======== ======== ========
Dividends paid per  share of common stock. .............       $   0.26 $   0.25 $   1.01 $   0.96
                                                               ======== ======== ======== ========

                See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                   Three Months     Twelve Months
                                                                      March 31        March 31
                                                                   1999     1998   1999      1998
                                                                 -------  ------- -------  --------
                                                                           (in thousands)
Operating activities:
  Net Income ................................................... $ 9,035 $ 8,544 $ 26,299  $ 32,316
  Principal non-cash items-
   Depreciation, depletion, and amortization ...................   5,915   6,145   37,425    22,857
   Deferred income taxes and investment tax credits.............    (261)    245   (4,543)    1,881
   (Increase) decrease in receivables,
     inventories, and other current assets .....................   9,494 (25,637) (14,644)  (54,458)
   Increase in other current liabilities .......................   2,432  30,131   16,010    55,450
   Other, net ..................................................     (26)    424    1,288     1,180
                                                                 ------- ------- --------  --------
                                                                  26,589  19,852   61,835    59,226
                                                                 ------- ------- --------  --------
Investing activities:
  Property additions, excluding allowance
   for other funds used during construction .................... (15,183) (3,018) (37,798)  (21,597)
  Available for sale securities purchased ......................    (917)(14,054) (14,054)  (23,832)
  Available for sale securities sold ...........................   4,513   3,880   14,288    19,789
  Energy marketing assets ......................................      --      --   (1,960)   (7,232)
                                                                 ------- ------- --------  --------
                                                                 (11,587) (8,362) (39,524)  (32,872)
                                                                 ------- ------- --------  --------
Financing activities:
  Dividends paid ...............................................  (5,649) (5,448) (21,938)  (20,856)
  Treasury stock, net ..........................................  (3,166)     --   (6,247)       --
  Common stock issued ..........................................     150     155      268       425
  Increase (decrease) in short-term borrowings..................    (520)    (11)   4,558       (11)
  Long-term debt payments ......................................    (526)   (527)  (1,330)   (1,310)
                                                                 ------- ------- --------  --------
                                                                  (9,711) (5,831) (24,689)  (21,752)
                                                                 ------- ------- --------  --------
  Increase (decrease) in
   cash and cash  equivalents ..................................   5,291   5,659   (2,378)    4,602

Cash and cash equivalents:
  Beginning of period ..........................................  14,764  16,774   22,433    17,831
                                                                 ------- ------- --------  --------
  End of period ................................................ $20,055 $22,433 $ 20,055  $ 22,433
                                                                ======== ======= ========  ========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest .................................................. $ 4,589 $ 4,593 $ 14,846  $ 14,133
     Income taxes .............................................. $     - $ 2,000 $ 11,135  $ 13,840


                See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION

                   Notes to Consolidated Financial Statements
        (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report and Form 10-K)


(1)  Management's Statement

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 1999, December 31, 1998 and March 31, 1998, financial information and are of a normal recurring nature. The results of operations for the three and twelve months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.


(2)   Capital Stock

      In April 1999, the Board of Directors authorized the acquisition of up to 1,000,000 shares of the Company's Common Stock on the open market to fund possible future acquisitions by the Company, for its Employee Stock Option Plan, and for other general purposes. The Board had authorized a similar purchase of 300,000 shares in April 1998. At March 31, 1999, the Company has acquired 275,701 shares for such purposes and is reflected as treasury stock on the accompanying consolidated balance sheets.

(3)   Net Income Per Share

      Financial Accounting Standards Board (FASB) Statement No. 128 "Earnings Per Share" requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options. A reconciliation of these amounts is as follows (in thousands, except per share amounts):

                                          Three Months Ended  Twelve MonthsEnded
                                               March 31            March  31
                                            1999       1998     1999       1998
                                            ----       ----     ----       ----

Net Income .............................   $ 9,035   $ 8,544   $26,299   $32,316
                                           =======   =======   =======   =======

Weighted average common shares outstanding:
      Basic ............................    21,503    21,712    21,572    21,699
      Dilutive effect of option plan ...        36        24        46        16
                                           -------   -------   -------   -------
      Diluted ..........................    21,539    21,736    21,618    21,715
                                           =======   =======   =======   =======

Earnings per share (Basic and Diluted):      $0.42     $0.39     $1.22     $1.49
                                             =====     =====     =====     =====


(4)   Comprehensive Income

      FASB Statement No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive earnings and its components in financial statements. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. There were no material differences between net earnings and comprehensive earnings for any periods presented in the accompanying financial statements.


(5) Summary of Information Relating to Segments of the Company's Business

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

Financial data for the business segments are as follows (in thousands):

Three Months Ended                               Oil      Energy     Technology
  March 31, 1999      Electric     Mining      and Gas   Marketing    & Others   Eliminations    Total
-------------------  ---------   ---------   ---------   ---------    ---------  ------------   ---------
Operating revenues   $  33,084   $   7,777   $   2,984   $ 124,356    $     654    $    (654)   $ 168,201
Depreciation,
  depletion & amort      3,948         869         856         221           21         --          5,915
Operating income
   (loss) ........      13,376       3,038         487        (342)        (579)        --         15,980
Interest expense .       3,353           7         135         178            7         --          3,680
Income taxes .....       3,359         955          88        (156)         (97)        --          4,149
Net income (loss)        6,873       2,377         266        (303)        (178)        --          9,035
Current assets ...      48,109      27,793       1,808      74,397        6,191      (25,617)     132,681
Total assets .....     456,347     101,640      31,646      83,107       24,533     (135,417)     561,856
Property additions       2,104       1,827       5,132          38        6,118         --         15,219



Three Months Ended                             Oil        Energy      Technology
  March 31, 1998      Electric     Mining     and Gas     Marketing     & Others   Eliminations     Total
------------------   ----------  ---------   ---------   ----------   ----------   ------------ ---------
Operating revenues   $  31,990   $   7,924   $   3,186   $ 110,737    $     622    $    (622)   $ 153,837
Depreciation,
  depletion & amort      3,797         855       1,342         151         --           --          6,145
Operating income
   (loss) ........      12,315       3,197         272        (874)         (35)        --         14,875
Interest expense .       3,390        --            52         173            9         --          3,624
Income taxes .....       2,906       1,051          43        (374)          67         --          3,693
Net income (loss)        6,421       2,423         185        (607)         122         --          8,544
Current assets ...      38,708      20,399       1,091      64,275        8,046      (11,870)     120,649
Total assets .....     449,752      92,123      30,088      71,467       15,164     (116,338)     542,256
Property additions       2,162         245         630          24          (26)        --          3,035




Three Months Ended                            Oil        Energy    Technology
  March 31, 1999     Electric     Mining    and Gas     Marketing   & Others    Eliminations   Total
-----------------   ---------   ---------  ---------    ---------   ----------  ------------ ---------
Electric revenues   $  33,084   $      --   $    --     $     --    $    --      $    --     $  33,084
Coal revenues ...        --         7,777        --        10,065        --           --        17,842
Gas revenues ....        --          --         1,231      85,156        --           --        86,387
Oil revenues ....        --          --           964      29,135        --           --        30,099
Other revenues ..        --          --           789        --           654        (654)        (789)
                    ---------   ---------   ---------   ---------   ---------    --------    ---------
Total ...........   $  33,084   $   7,777   $   2,984   $ 124,356   $     654    $   (654)   $ 168,201
                    =========   =========   =========   =========   =========    =========   =========



Three Months Ended                          Oil      Energy    Technology
  March 31, 1998     Electric   Mining    and Gas   Marketing   & Others   Eliminations    Total
------------------  ---------  --------  --------   ---------  ----------  ------------  --------
Electric revenues   $ 31,990   $   --     $   --     $   --     $   --     $   --        $ 31,990
Coal revenues ...       --        7,924       --         --         --         --           7,924
Gas revenues ....       --         --        1,087     83,150       --         --          84,237
Oil revenues ....       --         --        1,273     27,587       --         --          28,860
Other revenues ..       --         --          826       --          622       (622)          826
                    --------   --------   --------   --------   --------   --------      --------
Total ...........   $ 31,990   $  7,924   $  3,186   $110,737   $    622   $   (622)     $153,837
                    ========   ========   ========   ========   ========    ========     ========


Twelve Months Ended                               Oil        Energy     Technology
  March 31, 1999       Electric     Mining      and Gas     Marketing    & Others    Eliminations    Total
--------------------   ---------   ---------   ---------    ---------   -----------  ------------   ---------
Operating revenues .   $ 130,331   $  31,267   $  12,360     $ 519,660    $   2,469    $  (2,469)   $ 693,618
Depreciation,
  depletion & amort       15,032       3,266      18,275*          759           93         --         37,425
Operating income
   (loss) ..........      50,957      12,564     (12,125)          572       (1,630)        --         50,338
Interest expense ...      13,536          15         438           735           38         --         14,762
Income taxes .......      13,063       3,996      (4,644)           99         (351)        --         12,163
Net income (loss) ..      25,278       9,538      (7,895)          (41)        (581)        --         26,299
Current assets .....      48,109      27,793       1,808        74,397        6,190      (25,616)     132,681
Total assets .......     456,347     101,640      31,646        83,107       24,533     (135,417)     561,856
Property additions .      11,930       3,029      14,671           439        7,877         --         37,946
Increase in goodwill        --          --          --           1,960         --           --          1,960

*Includes the impact of a $13.546 million pretax write down of certain oil and natural gas properties.


Twelve Months Ended                         Oil     Energy     Technology
  March 31, 1998     Electric   Mining    and Gas  Marketing    & Others   Eliminations  Total
------------------  ---------  --------   -------  ---------   ----------  ------------ --------
Operating revenues  $126,452   $30,878    $12,762   $253,528   $      -    $       -    $423,620
Depreciation,
  depletion & amort.  14,584     3,282      4,606        385          -            -      22,857
Operating income
   (loss)             45,718    11,984      2,110     (1,700)      (428)           -      57,684
Interest expense      13,645         4        208        375         36            -      14,268
Income taxes          10,428     4,037        377       (721)         6            -      14,127
Net income (loss)     23,038     9,025      1,601     (1,469)       (40)         161      32,316
Current assets        38,708    20,399      1,091     64,275      8,046      (11,870)    120,649
Total assets         449,752    92,123     30,088     71,467     15,164     (116,338)    542,256
Property additions    13,254     1,546      6,699         45        134            -      21,678
Increase in goodwill      -         -          -       7,232         -             -       7,232


Twelve Months Ended                         Oil     Energy     Technology
  March 31, 1999    Electric    Mining    and Gas  Marketing    & Others   Eliminations  Total
-----------------   --------   --------  --------  ---------   ---------   ------------  -----
Electric revenues   $130,331   $   --     $   --     $   --     $   --     $   --      $130,331
Coal revenues ...       --       31,267       --       22,989       --         --        54,256
Gas revenues ....       --         --        4,757    377,939       --         --       382,696
Oil revenues ....       --         --        4,282    118,732       --         --       123,014
Other revenues ..       --         --        3,321       --        2,469     (2,469)      3,321
                    --------   --------   --------   --------   --------   --------    --------
Total ...........   $130,331   $ 31,267   $ 12,360   $519,660   $  2,469   $ (2,469)   $693,618
                    ========   ========   ========   ========   ========   ========    ========


Twelve Months Ended                         Oil      Energy    Technology
  March 31, 1998     Electric   Mining    and Gas   Marketing   & Others   Eliminations  Total
------------------  ---------  --------  --------  ----------  ---------   ------------  -----
Electric revenues   $126,452   $   --     $   --     $   --     $   --     $    --     $126,452
Coal revenues ...       --       30,878       --         --         --          --       30,878
Gas revenues ....       --         --        5,331    179,131       --          --      184,462
Oil revenues ....       --         --        3,944     74,397       --          --       78,341
Other revenues ..       --         --        3,487       --         --          --        3,487
                    --------   --------   --------   --------   --------   ---------   --------
Total ...........   $126,452   $ 30,878   $ 12,762   $253,528   $   --     $    --     $423,620
                    ========   ========   ========   ========   ========   =========   ========

(6)   Energy Trading and Risk Management Activities

      Effective January 1, 1999, the Company adopted the provisions in Emerging Issues Task Force 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities. (EITF 98-10)." EITF requires disclosure of energy trading and risk management activity for energy contracts used for trading purposes. At March 31, 1999, the Company had approximately 220,000 mmbtus of natural gas forward sales at a fixed price. The market value of such contracts approximated the fixed price.

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

     The Company currently has bank lines of credit totaling $44,000,000, which provide for interim borrowings and the opportunity for timing of permanent financing. The Company had $3,330,000 outstanding under these lines of credit on March 31, 1999. There are no compensating balance requirements associated with these lines of credit.

      In addition to the above lines of credit, Black Hills Energy Resources, Inc. has an uncommitted demand credit facility for up to $65 million. This facility allows $50 million for a transactional line of credit and $15 million overdraft line of credit. This facility is used to support the issuance of letters of credit. At March 31, 1999, Black Hills Energy Resources has approximately $21 million of outstanding letters of credit.

      In addition to the above lines of credit, Wyodak Resources Development Corp. has guaranteed a $15,000,000 line of credit for Enserco Energy, Inc. to use to guarantee letters of credit. At March 31, 1999, there were no balances outstanding on this line of credit.

Market Risk Disclosures

      There has not been any significant changes in market risk since December 31, 1998.

   Commodity Risk

      The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows.

   Trading Activities

      For trading transactions that do not qualify for hedge accounting, the Company utilizes marked-to-market accounting, and such financial instruments are recorded at fair value with realized and unrealized gains (losses) recorded as a component of income. The quantities and maximum terms of derivative financial instruments held for trading purposes at March 31, 1999 and 1998 are not significant to the Company's financial position or results of operations.

   Non-trading Activities

      The  notional  quantities  and  maximum  terms  of  derivative   financial
instruments held for non-trading activities at March 31, 1999, are presented below:

                                   Volume Purchased  Max. Term   Fair Value
                                       (MMBtu's)      (Years)   (in thousands)
                                   ---------------   ---------   ------------
Natural gas futures contracts
purchased                               860,000          2           $(61)
Natural gas swap contracts
purchased                            18,852,042          3        $(1,566)
Natural gas swap contracts sold      15,877,420          1           $738

      Because these contracts are entered into for hedging purposes, the Company expects that the gains (losses) will be offset by gains (losses) on the underlying physical transactions; Such physical transactions are subject to weather trends, transportation and delivery risks and other factors that the Company monitors on a regular basis. The notional amounts detailed above are
intended  to  be  indicative  of  the  Company's   level  of  activity  in  such
derivatives.

      At March 31, 1999, the Company did not have material crude oil derivatives in its non-trading activities.


Interest Rate Risk

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments and long-term debt obligations. The Company does not use derivative financial instruments in its available for sale securities.

      At March 31, 1999, the effect of a 100 basis point increase in interest rates does not have a material effect to the Company's results of operations or financial condition, due to the short-term duration of the investment portfolio.

      The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.


Results of Operations

      Black Hills Corporation is an energy company consisting of five principal businesses: electric, coal mining, oil and gas production, crude oil and natural gas marketing, and communications.

      Consolidated net income was $9,035,000 for the three months ended and $35,104,000 for the twelve months (before a special non-cash charge) ended March 31, 1999, representing an increase of 6 percent and 9 percent, respectively. In December 1998, the Company recorded an $8.8 million after tax charge primarily due to a non-cash write down of certain oil and natural gas assets. Consolidated revenues and fuel and purchased power expense increased for the three and twelve months ended March 31, 1999 primarily due to oil and natural gas purchases and sales from the energy marketing operations.

      Consolidated revenue and income from continuing operations provided by the Company's businesses as a percentage of the total were as follows:

                        Three Months Ended  Twelve Months Ended
                             March 31          March  31
                          1999      1998     1999    1998
                          ----      ----     ----    ----
Revenues
Electric ..............     20%      21%      19%      30%
Coal mining ...........      5        5        4        7
Oil and gas ...........      2        2        2        3
Energy marketing ......     73       72       75       60
                           ----     ----      ----     ----
                           100%     100%     100%     100%
Net Income/(Loss)
Electric ..............     76%      75%      72%      71%
Coal mining ...........     26       28       27       28
Oil and gas ...........      3        2        3*       5
Energy marketing ......     (3)      (7)      --       (4)
Communication and other     (2)       2       (2)      --
                          ----     ----     ----     ----
                           100%     100%     100%     100%

*Excludes $8.8 million (net-of-tax) write down of certain oil and natural gas properties

      Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):

                             Three Months Ended     Twelve Months Ended
                                  March 31               March  31
                              1999        1998       1999         1998
                              ----        ----       ----         ----
Capital Expenditures
(includes AFDC)

Electric ...............   $  2,104   $  2,162    $ 11,930   $ 13,254
Coal mining ............      1,827        245       3,029      1,546
Oil and gas ............      5,132        630      14,671      6,699
Energy marketing .......         38         24       2,399      7,277
Communications and other      6,118        (26)      7,877        134
                           --------   --------    --------   --------
                           $ 15,219   $  3,035    $ 39,906   $ 28,910
Depreciation, Depletion,
  and Amortization
Electric ...............   $  3,948   $  3,797    $ 15,032   $ 14,584
Coal mining ............        869        855       3,266      3,282
Oil and gas ............        856      1,342       4,729      4,606
Oil and gas ceilings
  test write down ......       --         --        13,546       --
Energy marketing .......        221        151         759        385
Communications and other         21       --            93       --
                           --------   --------    --------   --------
                           $  5,915   $  6,145    $ 37,425   $ 22,857

Electric Operations

      Electric revenues increased 3 percent for the three and twelve month periods ending March 31, 1999, despite milder weather. Degree days, a measure of weather trends, were 11 percent and 5 percent lower for the three and twelve month periods as compared to the prior periods. Total kilowatthour sales increased 6 percent and 12 percent for the three and twelve month period due to increased residential, commercial and non-firm sales partially offset by decreased industrial sales. In addition, our low-cost generation allowed the Company to recapture a portion of the decline in industrial sales in the spot energy market.

      Electric expenses were stable for the three and twelve months ended March 31, 1999 due to continued cost containment and lower purchased power and fuel costs offset by increased taxes other than income.


Mining Operations

      Mining earnings were stable and increased 6% the three and twelve month periods ending March 31, 1999. Earnings increased $513,000 for the twelve month period in part due to increased revenue, lower operating costs and increased interest income. Tons of coal sold increased slightly compared to the prior year.


Oil and Gas Production Operations

      Earnings from oil and gas operations increased $81,000 for the three months and decreased $691,000 (excluding a write-down of certain assets) for the twelve months ended March 31, 1999, as compared to 1998. Increased earnings were primarily due to increased oil and natural gas production and lower depletion expense partially offset by lower commodity prices for the three month period. Production increased 23 percent and 20 percent for the three and twelve month periods. Oil and natural gas prices decreased 26 percent and 17 percent, respectively, for the three months ended March 31, 1999 and 33 percent and 15 percent, respectively for the twelve month period.

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


Energy Marketing Operations

      Energy marketing revenue increased in the three months and twelve months ended March 31, 1999 due to increased natural gas, crude oil and coal sales. Although energy marketing earnings were negative in the three and twelve month periods, the negative earnings improved $304,000 and $1,428,000, respectively for the three and twelve months ended March 31, 1999. The increase was primarily due to increased volumes and margins in the natural gas, crude oil and coal marketing areas in targeted markets in the first quarter of 1999 and fourth quarter of 1998.

      Crude oil and natural gas wholesale marketing operations are high-volume, low margin operations. The operations marketed 518,700 mmbtus and 20,000 barrels of oil per day in the three month period ended March 31, 1999 and 306,700 mmbtus and 14,900 barrels of oil per day for the three month period ended March 31, 1998. For the twelve month period ending March 31, 1999, 507,400 mmbtus and 20,300 barrels of oil per day were marketed as compared to 258,900 mmbtus and 13,400 barrels of oil per day were marketed since the Company acquired Black Hills Energy Resources in July 1997.


Communications Operations

      Build out of the Black Hills FiberCom network continues and the first customers are expected to be served later this summer. Start up losses did not significantly impact earnings and were in line with management's expectations.


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

      BLACK HILLS CORPORATION

                           Part II - Other Information


Item 1.   Legal Proceedings

                There are no legal proceedings to be reported on for the quarter ending March 31, 1999.




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