Form 10-Q
period 1999-06-30
BLACK HILLS CORP
filed 1999-08-13
CIK 12400

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10Q

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999.

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

                  Class                          Outstanding at July 31, 1999

         Common stock, $1.00 par value                 21,730,995 shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets-                           3-4
                    June 30, 1999, December 31, 1998
                    and June 30, 1998

                  Consolidated Statements of Income-                       5
                    Three, Six and  Twelve Months
                    Ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows-                   6
                    Three, Six and Twelve Months
                    Ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements            7-13

Item 2.           Management's Discussion and Analysis of              14-19
                    Financial Position and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                       20

Item 4.           Submission of Matters to a Vote of Security Holders  20-21

Item 6.           Exhibits and Reports on Form 8-K                        21

Signatures                                                                22

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                        Unaudited                    Unaudited
                                         June 30     December 31      June 30
                                           1999          1998          1998
                                      -------------  ------------  -------------
                                                   (in thousands)

Assets

Current assets:
  Cash and cash equivalents               $  15,432     $  14,764     $  14,417
  Securities available for sale              12,700        22,675        23,429
  Receivables, net
    Customers                                88,340        87,068        59,649
    Other                                     3,338         2,919         3,377
  Materials, supplies, and fuel              16,342         9,733         8,169
  Prepaid expenses                            2,670         3,321         1,661
                                          ---------     ---------     ---------
                                            138,822       140,480       110,702
                                          ---------     ---------     ---------

Property and investments:
  Electric                                  500,146       496,883       491,827
  Coal mining                                53,183        51,889        53,315
  Oil and gas                                67,056        62,581        56,891
  Other                                      26,096         8,196         5,218
                                          ---------     ---------     ---------
                                            646,481       619,549       607,251

Less accumulated depreciation
 and depletion                             (237,130)     (229,942)     (208,395)
                                          ---------     ---------     ---------

  Net property and  investments             409,351       389,607       398,856
                                          ---------     ---------     ---------

Other assets:
  Federal income taxes                       12,494        12,347         8,055
  Regulatory asset                            3,978         3,978         4,042
  Other                                      13,091        13,005        12,183
                                          ---------     ---------     ---------
                                             29,563        29,330        24,280
                                          ---------     ---------     ---------

     Total                                $ 577,736     $ 559,417     $ 533,838
                                          =========     =========     =========


          See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                        Unaudited                   Unaudited
                                         June 30      December 31    June 30
                                           1999          1998         1998
                                      -------------  ------------ -----------
                                                    (in thousands)

Liabilities and Capitalization

Current liabilities:
   Current maturities of long-term debt     $   1,330    $   1,330    $   1,330
   Notes payable                                5,613        5,090           12
   Accounts payable                            89,065       74,087       55,698
   Accrued liabilities-
     Taxes                                      9,261        9,950        7,871
     Interest                                   4,026        3,956        4,140
     Other                                      8,335        8,169        7,228
                                            ---------    ---------    ---------
                                              117,630      102,582       76,279
                                            ---------    ---------    ---------

Deferred credits:
   Federal income taxes                        56,651       55,107       54,216
   Investment tax credits                       3,268        3,514        3,764
   Reclamation costs                           17,333       17,000       17,012
   Regulatory liability                         5,416        5,661        5,909
   Other                                        7,263        6,857        6,627
                                            ---------    ---------    ---------
                                               89,931       88,139       87,528
                                            ---------    ---------    ---------

Capitalization:
   Common stock equity-
     Common stock                              21,731       21,719       21,714
     Additional paid-in
      capital                                  40,492       40,254       40,189
     Retained earnings                        153,269      147,774      148,884
     Treasury stock                            (6,531)      (3,081)      (3,300)
                                            ---------    ---------    ---------
  Total common stock equity                   208,961      206,666      207,487
   Long-term debt                             161,214      162,030      162,544
                                            ---------    ---------    ---------
                                              370,175      368,696      370,031
                                            ---------    ---------    ---------

        Total                               $ 577,736    $ 559,417    $ 533,838
                                            =========    =========    =========


          See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)

                                                 Three Months               Six Months                 Twelve Months
                                                    June 30                  June 30                      June 30
                                               1999          1998         1999          1998         1999        1998
                                               ----          ----         ----          ----         ----        ----
                                                      (in thousands, except per share amounts)
Operating revenues:
  Electric                                    $  30,721    $  29,839    $  63,805    $  61,829    $ 131,213    $ 126,945
  Coal mining                                     6,979        7,847       14,757       15,771       30,400       31,023
  Oil and gas                                     3,061        3,291        6,044        6,477       12,130       12,843
  Energy marketing                              145,434      120,357      269,790      231,094      544,737      373,885
                                              ---------    ---------    ---------    ---------    ---------    ---------
                                                186,195      161,334      354,396      315,171      718,480      544,696
                                              ---------    ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Fuel and purchased power                      151,158      126,573      281,895      244,803      568,460      403,905
  Operations and maintenance                      8,069        7,809       15,880       16,053       32,042       32,709
  Administrative and general                      4,929        3,725        9,212        6,834       18,678       13,870
  Depreciation, depletion, and amortization       5,908        6,237       11,823       12,382       23,517       23,396
  Oil and gas ceilings test write-down             --           --           --           --         13,546         --
  Taxes, other than income taxes                  2,345        3,075        5,830        6,309       12,036       11,960
                                              ---------    ---------    ---------    ---------    ---------    ---------
                                                172,409      147,419      324,640      286,381      668,279      485,840
                                              ---------    ---------    ---------    ---------    ---------    ---------

Operating income (loss)                          13,786       13,915       29,756       28,790       50,201       58,856
                                              ---------    ---------    ---------    ---------    ---------    ---------

Other income and  (expense):
  Interest expense                               (4,242)      (3,649)      (7,935)      (7,273)     (15,368)     (14,449)
  Investment income                               1,121          731        1,830        1,335        3,457        2,641
  Other, net                                       (227)          99         (252)         481         (708)         590
  Minority interest                                 298         --            515         --            515         --
                                                                                     ---------    ---------    ---------
                                                 (3,050)      (2,819)      (5,842)      (5,457)     (12,104)     (11,218)
                                              ---------    ---------    ---------    ---------    ---------    ---------

Income before income taxes                       10,736       11,096       23,914       23,333       38,097       47,638
Income taxes                                     (2,973)      (3,599)      (7,121)      (7,292)     (11,537)     (14,589)
                                              ---------    ---------    ---------    ---------    ---------    ---------
  Net income available for common stock       $   7,763    $   7,497    $  16,793    $  16,041    $  26,560    $  33,049
                                              =========    =========    =========    =========    =========    =========

Weighted average common shares
  outstanding                                    21,451       21,633       21,476       21,671       21,526       21,685
                                              =========    =========    =========    =========    =========    =========
Earnings per share (basic and diluted)        $    0.36    $    0.35    $    0.78    $    0.74    $    1.23    $    1.52
                                              =========    =========    =========    =========    =========    =========
Dividends paid per share of
  common stock                                $    0.26    $    0.25    $    0.52    $    0.50    $    1.02    $    0.97
                                              =========    =========    =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                       Three Months           Six Months             Twelve Months
                                                         June 30                June 30                 June 30
                                                     1999        1998      1999        1998        1999          1998
                                                     ----        ----      ----        ----        ----          ----
                                                                            (in thousands)
Operating activities:
  Net income                                      $  7,763    $  7,497    $ 16,793    $ 16,041    $ 26,560    $ 33,049
  Principal non-cash items-
   Depreciation, depletion, and amortization         5,908       6,237      11,823      12,382      37,063      23,396
   Deferred income taxes and
     investment tax credits                           (361)        227        (622)        472      (4,519)      2,100
  (Increase) decrease in receivables,
    inventories, and other current assets          (17,143)      6,047      (7,649)    (19,590)    (37,834)    (50,046)
   Increase (decrease) in other current
     liabilities                                    12,093      (7,647)     14,525      22,484      35,750      51,042
   Other, net                                        1,676         405       1,692         479         175         504
                                                  --------    --------    --------    --------    --------    --------
                                                     9,936      12,766      36,562      32,268      57,195      60,045
                                                  --------    --------    --------    --------    --------    --------
Investing activities:
Net property additions, excluding
    allowance for other funds used
    during construction                            (15,858)     (7,712)    (31,078)    (10,380)    (46,094)    (21,716)
Available for sale securities sold                   8,944       7,343      13,457      11,223      15,889      23,494
Available for sale securities purchased             (2,565)    (11,459)     (3,482)    (20,683)     (5,160)    (28,712)
Energy marketing assets                                 --          --          --          --          --      (7,232)
                                                  --------    --------    --------    --------    --------    --------
                                                    (9,479)    (11,828)    (21,103)    (19,840)    (35,365)    (34,166)
                                                  --------    --------    --------    --------    --------    --------
Financing activities:
  Dividends paid                                    (5,649)     (5,430)    (11,298)    (10,878)    (22,158)    (21,150)
  Treasury stock, net                                 (284)     (3,282)     (3,450)     (3,282)     (3,248)     (3,282)
  Common stock issued                                  100          48         250         203         320         377
  Net short-term borrowings                          1,043        --           523         (11)      5,601         (11)
  Long-term debt retired                              (290)       (290)       (816)       (817)     (1,330)     (1,600)
                                                  --------    --------    --------    --------    --------    --------
                                                    (5,080)     (8,954)    (14,791)    (14,785)    (20,815)    (25,666)
                                                  --------    --------    --------    --------    --------    --------
  Increase (decrease) in
   cash and cash  equivalents                       (4,623)     (8,016)        668      (2,357)      1,015         213
Cash and cash equivalents:
  Beginning of period                               20,055      22,433      14,764      16,774      14,417      14,204
                                                  --------    --------    --------    --------    --------    --------
  End of period                                   $ 15,432    $ 14,417    $ 15,432    $ 14,417    $ 15,432    $ 14,417
                                                  ========    ========    ========    ========    ========    ========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                     $  3,263    $  2,640    $  7,865    $  7,232    $ 15,482    $ 14,421
     Income taxes                                 $  7,148    $  3,800    $  7,148    $  5,800    $ 14,483    $ 11,140


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

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 1999, December 31, 1998 and June 30, 1998, financial information and are of a normal recurring nature. The results of operations for the three, six and twelve months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.


(2)  Capital Stock

     In April 1999, the Board of Directors authorized the acquisition of up to 1,000,000 shares of the Company's Common Stock on the open market to fund possible future acquisitions by the Company, for its Employee Stock Option Plan, and for other general purposes. The Board had authorized a similar purchase of 300,000 shares in April 1998. At June 30, 1999, the Company has acquired 291,429 shares for such purposes and is reflected as treasury stock on the accompanying consolidated balance sheets.


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

                                             Three Months Ended   Six Months Ended    Twelve Months Ended
                                                   June 30            June 30             June 30
                                               1999       1998     1999      1998      1999     1998
                                               ----       ----     ----      ----      ----     ----
Net Income                                    $ 7,763   $ 7,497   $16,793   $16,041   $26,560   $33,049
                                              =======   =======   =======   =======   =======   =======

Weighted average common shares outstanding:
      Basic                                    21,451    21,633    21,476    21,671    21,526    21,685
      Dilutive effect of option plan               36        29        36        30        47        18
                                              -------   -------   -------   -------   -------   -------
      Diluted                                  21,487    21,662    21,512    21,701    21,573    21,703
                                              =======   =======   =======   =======   =======   =======

Earnings per share (Basic and Diluted):       $  0.36   $  0.35   $  0.78   $  0.74   $  1.23   $  1.52
                                              =======   =======   =======   =======   =======   =======

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

Financial data for the business segments are as follows (in thousands):

                                                  Oil         Energy      Technology
                          Electric    Mining     and Gas     Marketing     & Others    Eliminations     Total
                          --------    ------     -------     ---------     --------    ------------     -----
  Second Quarter
  June 30, 1999
----------------------
Operating revenues       $  30,721   $   6,979   $   3,061    $ 145,434    $     726    $    (726)   $ 186,195
Depreciation,
  depletion & amort          3,948         844         871          224           21         --          5,908
Operating income
   (loss)                   10,356       3,217         826          166         (779)        --         13,786
Interest expense             3,351         408         148          183          152         --          4,242
Income taxes                 2,216         722         144           24         (133)        --          2,973
Net income (loss)            4,923       2,498         536           55         (249)        --          7,763
Current assets              46,135      35,365       1,413       90,773        6,292      (41,156)     138,822
Total assets               455,763     110,396      30,813      109,401       25,937     (154,574)     577,736
Net property additions       2,585       1,036        (658)          50       12,845         --         15,858


                                                  Oil         Energy      Technology
                          Electric    Mining     and Gas     Marketing     & Others    Eliminations     Total
                          --------    ------     -------     ---------     --------    ------------     -----
  Second Quarter
  June 30, 1998
----------------------
Operating revenues       $  29,839   $   7,847   $   3,291    $ 120,357    $     622    $    (622)   $ 161,334
Depreciation,
  depletion & amort          3,797         850       1,441          149         --           --          6,237
Operating income
   (loss)                   10,743       3,109         420         (307)         (50)        --         13,915
Interest expense             3,394        --            75          172            8         --          3,649
Income taxes                 2,623       1,053          36         (143)          30         --          3,599
Net income (loss)            4,944       2,486         331         (320)          56         --          7,497
Current assets              35,386      20,298       1,237       58,550        6,540      (11,309)     110,702
Total assets               448,823      95,059      32,697       65,636       15,522     (123,899)     533,838
Property additions           3,547         274       3,848         --             43         --          7,712


                                                  Oil         Energy      Technology
                          Electric    Mining     and Gas     Marketing     & Others    Eliminations     Total
                          --------    ------     -------     ---------     --------    ------------     -----
  Second Quarter
  June 30, 1999
----------------------
Electric revenues        $  30,721   $    --     $    --      $    --      $    --      $    --      $  30,721
Coal revenues                 --         6,979        --          9,026         --           --         16,005
Gas revenues                  --          --         1,209       94,241         --           --         95,450
Oil revenues                  --          --         1,145       42,167         --           --         43,312
Other revenues                --          --           707         --            726         (726)         707
                         ---------   ---------   ---------    ---------    ---------    ---------    ---------
Total                    $  30,721   $   6,979   $   3,061    $ 145,434    $     726    $    (726)   $ 186,195
                         =========   =========   =========    =========    =========    =========    =========


                                                Oil         Energy      Technology
                        Electric    Mining     and Gas     Marketing     & Others    Eliminations   Total
                        --------    ------     -------     ---------     --------    ------------   -----
  Second Quarter
  June 30, 1998
----------------------
Electric revenues      $  29,839   $    --     $    --     $    --      $    --      $    --      $  29,839
Coal revenues               --         7,847        --          --           --           --          7,847
Gas revenues                --          --         1,083      92,117         --           --         93,200
Oil revenues                --          --         1,359      28,157         --           --         29,516
Other revenues              --          --           849          83          622         (622)         932
                       ---------   ---------   ---------   ---------    ---------    ---------    ---------
Total                  $  29,839   $   7,847   $   3,291   $ 120,357    $     622    $    (622)   $ 161,334
                       =========   =========   =========   =========    =========    =========    =========


                                                 Oil         Energy      Technology
                       Electric    Mining      and Gas     Marketing     & Others   Eliminations   Total
                       --------    ------      -------     ---------     --------   ------------   -----
  Year to Date
  June 30, 1999
----------------------
Operating revenues     $  63,805   $  14,757   $   6,044   $ 269,790    $   1,379    $  (1,379)   $ 354,396
Depreciation,
  depletion & amort        7,896       1,712       1,728         446           41         --         11,823
Operating income
   (loss)                 23,731       6,251       1,313        (177)      (1,362)        --         29,756
Interest expense           6,705         415         283         360          172         --          7,935
Income taxes               5,574       1,677         232        (131)        (231)        --          7,121
Net income (loss)         11,797       4,872         803        (248)        (431)        --         16,793
Current assets            46,135      35,365       1,413      90,773        6,292      (41,156)     138,822
Total assets             455,763     110,396      30,813     109,401       25,937     (154,574)     577,736
Property additions         4,689       2,864       4,474          82       18,969         --         31,078

                                               Oil         Energy      Technology
                       Electric    Mining     and Gas     Marketing     & Others   Eliminations   Total
                       --------    ------     -------     ---------     --------   ------------   -----
  Year to Date
  June 30, 1998
----------------------
Operating revenues     $  61,829   $  15,771   $   6,477   $ 231,094    $   1,244    $  (1,244)   $ 315,171
Depreciation,
  depletion & amort        7,595       1,705       2,783         299         --           --         12,382
Operating income
   (loss)                 23,057       6,305         692      (1,177)         (87)        --         28,790
Interest expense           6,784        --           126         346           17         --          7,273
Income taxes               5,530       2,103          79        (515)          95         --          7,292
Net income (loss)         11,365       4,909         516        (927)         178         --         16,041
Current assets            35,386      20,298       1,237      58,550        6,540      (11,309)     110,702
Total assets             448,823      95,059      32,697      65,636       15,522     (123,899)     533,838
Property additions         5,302         519       4,478        --             81         --         10,380


                                               Oil         Energy      Technology
                       Electric    Mining     and Gas     Marketing     & Others   Eliminations   Total
                       --------    ------     -------     ---------     --------   ------------   -----
  Year to Date
  June 30, 1999
----------------------
Electric revenues      $  63,805   $    --     $    --     $    --      $    --      $    --      $  63,805
Coal revenues               --        14,757        --        19,091         --           --         33,848
Gas revenues                --          --         2,505     179,397         --           --        181,902
Oil revenues                --          --         2,044      71,302         --           --         73,346
Other revenues              --          --         1,495        --          1,379       (1,379)       1,495
                       ---------   ---------   ---------   ---------    ---------    ---------    ---------
Total                  $  63,805   $  14,757   $   6,044   $ 269,790    $   1,379    $  (1,379)   $ 354,396
                       =========   =========   =========   =========    =========    =========    =========



                                                Oil         Energy      Technology
                       Electric    Mining     and Gas     Marketing     & Others    Eliminations     Total
                       --------    ------     -------     ---------     --------    ------------     -----
  Year to Date
  June 30, 1998
----------------------
Electric revenues      $  61,829   $    --     $    --       $    --     $    --      $    --      $  61,829
Coal revenues               --        15,771        --            --          --           --         15,771
Gas revenues                --          --         2,170       175,189        --           --        177,359
Oil revenues                --          --         2,631        55,744        --           --         58,375
Other revenues              --          --         1,676           161       1,244       (1,244)       1,837
                       ---------   ---------   ---------     ---------   ---------    ---------    ---------
Total                  $  61,829   $  15,771   $   6,477     $ 231,094   $   1,244    $  (1,244)   $ 315,171
                       =========   =========   =========     =========   =========    =========    =========



                                               Oil         Energy      Technology
                       Electric    Mining     and Gas     Marketing     & Others    Eliminations     Total
                       --------    ------     -------     ---------     --------    ------------     -----
Twelve Months Ended
  June 30, 1999
----------------------
Operating revenues     $ 131,213   $  30,400   $  12,130     $ 544,737   $   2,573    $  (2,573)   $ 718,480
Depreciation,
  depletion & amort       15,183       3,259      17,705*          833          83         --         37,063
Operating income
   (loss)                 50,570      12,670     (11,719)        1,043      (2,363)        --         50,201
Interest expense          13,493         424         512           745         194         --         15,368
Income taxes              12,656       3,665      (4,536)          269        (517)        --         11,537
Net income (loss)         25,257       9,548      (7,689)          333        (889)        --         26,560
Current assets            46,135      35,365       1,413        90,773       6,292      (41,156)     138,822
Total assets             455,763     110,396      30,813       109,401      25,937     (154,574)     577,736
Property additions        10,969       3,792      10,165           367      20,801         --         46,094


*Includes the impact of a $13.546 million pretax write down of certain oil and natural gas properties


                                              Oil         Energy      Technology
                      Electric    Mining     and Gas     Marketing     & Others    Eliminations     Total
                      --------    ------     -------     ---------     --------    ------------     -----
Twelve Months Ended
  June 30, 1998
----------------------
Operating revenues     $ 126,945   $  31,023   $  12,843   $ 373,885    $    --      $    --      $ 544,696
Depreciation,
  depletion & amort       14,561       3,345       4,956         534         --           --         23,396
Operating income
   (loss)                 47,383      11,989       1,818      (2,006)        (328)        --         58,856
Interest expense          13,617           4         248         546           34         --         14,449
Income taxes              11,108       4,030         223        (862)          90         --         14,589
Net income (loss)         23,788       9,282       1,443      (1,582)         118         --         33,049
Current assets            35,386      20,298       1,237      58,550        6,540      (11,309)     110,702
Total assets             448,823      95,059      32,697      65,636       15,522     (123,899)     533,838
Property additions        13,174         580       7,600        --            362         --         21,716
Increase in goodwill        --          --          --         7,232         --           --          7,232



                                           Oil       Energy    Technology
                    Electric    Mining    and Gas   Marketing   & Others   Eliminations  Total
                    --------    ------    -------   ---------   --------   ------------  -----
Twelve Months Ended
  June 30, 1999
-----------------
Electric revenues   $131,213   $   --     $   --     $   --     $   --      $   --      $131,213
Coal revenues           --       30,400       --       32,014       --          --        62,414
Gas revenues            --         --        4,407    379,980       --          --       384,387
Oil revenues            --         --        4,545    132,743       --          --       137,288
Other revenues          --         --        3,178       --        2,573     (2,573)       3,178
                    --------   --------   --------   --------   --------    --------    --------
Total               $131,213   $ 30,400   $ 12,130   $544,737   $  2,573    $(2,573)    $718,480
                    ========   ========   ========   ========   ========    ========    ========

                                            Oil      Energy    Technology
                    Electric    Mining     and Gas  Marketing   & Others   Eliminations   Total
                    --------    ------     -------  ---------   --------   ------------   -----
Twelve Months Ended
  June 30, 1998
-------------------
Electric revenues   $126,945   $   --     $   --     $   --     $   --      $   --      $126,945
Coal revenues           --       31,023       --         --         --          --        31,023
Gas revenues            --         --        4,037    271,170       --          --       275,207
Oil revenues            --         --        5,331    102,554       --          --       107,885
Other revenues          --         --        3,475        161       --          --         3,636
                    --------   --------   --------   --------   --------    --------    --------
Total               $126,945   $ 31,023   $ 12,843   $373,885   $   --      $   --      $544,696
                    ========   ========   ========   ========   ========    ========    ========


     (6)  Energy Trading and Risk Management  Activities

         Effective January 1, 1999, the Company adopted the provisions in Emerging Issues Task Force 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities. (EITF 98-10)." EITF requires disclosure of energy trading and risk management activity for energy contracts used for trading purposes. At June 30 1999, the Company had approximately 619,000 mmbtus of natural gas forward sales at a fixed price, and approximately 386,000 tons of coal forward purchases at a fixed price, that were not offset by respective purchase and sales contracts. The market value of such contracts approximates the fixed prices.

     (7)  Rate Freeze Extension

         The Company's electric utility operations agreed to an extension of it's rate freeze for South Dakota retail customers until January 1, 2005, barring extraordinary circumstances. The extension of the rate freeze was approved by the South Dakota Public Utilities Commission on June 22, 1999.

         The extraordinary circumstances allowing future rate proceedings include certain forced outages at its two largest plants, high inflation, loss of a significant customer, new government impositions, certain fuel cost increases and electric deregulation.

         In addition, the Company's electric utility operations shall not have a fuel and purchased power adjustment tariff, except if an extraordinary event occurs. The electric utility also retains wholesale capacity and energy revenues, has assignment rights for wholesale contracts and may enter into certain affiliate transactions with its affiliated exempt wholesale generator, all subject to reasonableness and prudency review at future rate proceedings.

     (8)  Accounting Pronouncements

         In June, 1999, FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement NO. 133." This statement delayed the effective date of FASB Statement No. 133 until fiscal quarters beginning after June 15, 2000.

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

     The Company currently has bank lines of credit totaling $44,000,000, which provide for interim borrowings and the opportunity for timing of permanent financing. The Company had $4,373,000 outstanding under these lines of credit on June 30, 1999. There are no compensating balance requirements associated with these lines of credit.

        In addition to the above lines of credit, Black Hills Energy Resources, Inc. has an uncommitted demand credit facility for up to $65 million. This facility allows $50 million for a transactional line of credit and $15 million overdraft line of credit. This facility is used to support the issuance of letters of credit. At June 30, 1999, Black Hills Energy Resources has approximately $21 million of outstanding letters of credit.

        In addition to the above lines of credit, Wyodak Resources Development Corp. has guaranteed a $15,000,000 line of credit for Enserco Energy, Inc. to use to guarantee letters of credit. At June 30, 1999, there were no balances outstanding on this line of credit.

Market Risk Disclosures

        There has not been any significant changes in market risk since December 31, 1998.

     Commodity Risk

        The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows.

        Trading Activities

        For trading transactions that do not qualify for hedge accounting, the Company utilizes marked-to-market accounting, and such financial instruments are recorded at fair value with realized and unrealized gains (losses) recorded as a component of income. The quantities and maximum terms of derivative financial instruments held for trading purposes at June 30, 1999 and 1998 are not significant to the Company's financial position or results of operations.

         Non-trading Activities

         The notional quantities and maximum terms of derivative financial instruments held for non-trading activities at June 30, 1999, are presented below:

                                            Volume      Max. Term   Fair Value
                                           (MMBtu's)     (Years)  (in thousands)
Natural Gas:
  Natural gas futures contracts purchased     890,000       2      $    289
  Natural gas basis swaps contracts bought  9,111,000       3           (67)
  Natural gas basis swaps contracts sold   (8,164,000)      3           627
  Natural gas swap contracts bought        16,567,000       2         2,601
  Natural gas swap contracts sold          (9,911,000)      2        (1,597)

Crude Oil:
  Crude oil swap contracts sold             (144,000)                  (518)


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

        At June 30, 1999, the effect of a 100 basis point increase in interest rates does not have a material effect to the Company's results of operations or financial condition, due to the short-term duration of the investment portfolio.

        The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.


Results of Operations

        Black  Hills  Corporation  is  an  energy  and  communications   company
consisting of five principal businesses: electric, coal mining, oil and gas production, energy marketing, and communications.

        Consolidated net income was $7,763,000 for the three months ended, $16,793,000 for the six months ended and $35,375,000 for the twelve months (before a special non-cash charge) ended June 30, 1999, representing an increase of 4 percent, 5 percent, and 7 percent, respectively. The increases were primarily due to improved energy marketing results and increased oil prices partially offset by planned start-up losses in the communication operations. Earnings from electric and coal mining operations were flat despite planned outages at the Company's two largest power plants in the three month period. In December 1998, the Company recorded an $8.8 million after tax charge primarily due to a non-cash write down of certain oil and natural gas assets. Consolidated revenues and fuel and purchased power expense increased for the three, six and twelve months ended June 30, 1999 primarily due to increased oil and natural gas purchases and sales from the energy marketing operations.

        Consolidated revenue and income from continuing operations provided by the business segments as a percentage of the total were as follows:

                Three Months Ended   Six Months Ended   Twelve Months Ended
                       June 30           June 30              June 30
                    1999    1998      1999    1998          1999   1998
                    ----    ----      ----    ----          ----   ----
Revenues

Electric             16%     18%       18%     20%          18%     23%
Coal mining           4       5         4       5            4       6
Oil and gas           2       2         2       2            2       2
Energy marketing     78      75        76      73           76      69
                    ---     ---       ---     ---          ---     ---
                    100%    100%      100%    100%         100%    100%
                    ===     ===       ===     ===          ===     ===

Net Income/(Loss)

Electric             63%     66%       70%     71%          71%     72%
Coal mining          32      33        29      31           27      28
Oil and gas           7       4         5       3            4*      4
Energy marketing      1      (4)       (1)     (6)           1      (5)
Communications and
  other              (3)      1        (3)      1           (3)      1
                   -----  -----      -----   -----       -----    ----
                    100%   100%       100%    100%        100%    100%
                    ===    ===        ===     ===         ===     ===
*Excludes $8.8 million (net-of-tax) write down of certain oil and natural gas properties

         Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):

                           Three Months Ended     Six Months Ended      Twelve Months Ended
                                  June 30              June 30                 June 30
                             1999       1998       1999        1998       1999        1998
                             ----       ----       ----        ----       ----        ----
Capital Expenditures
(includes AFDC)
Electric                    $  2,585    $  3,547   $  4,689   $  5,302   $ 10,969   $ 13,174
Coal mining                    1,036         274      2,864        519      3,792        580
Oil and gas, net of sales       (658)      3,848      4,474      4,478     10,165      7,600
Energy marketing                  50        --           82       --          367      7,232
Communications and other      12,845          43     18,969         81     20,801        362
                            --------    --------   --------   --------   --------   --------
                            $ 15,858    $  7,712   $ 31,078   $ 10,380   $ 46,094   $ 28,948
                            ========    ========   ========   ========   ========   ========

                           Three Months Ended    Six Months Ended  Twelve Months Ended
                                 June 30             June 30            June 30
                             1999       1998     1999        1998   1999        1998
                             ----       ----     ----        ----   ----        ----
Depreciation, Depletion,
  and Amortization
Electric                    $ 3,948   $ 3,797   $ 7,896   $ 7,595   $15,183   $14,561
Coal mining                     844       850     1,712     1,705     3,259     3,345
Oil and gas                     871     1,441     1,728     2,783     4,159     4,956
Oil and gas ceilings test
  writedown                    --        --        --        --      13,546      --
Energy marketing                224       149       446       299       833       534
Communications and others        21      --          41      --          83      --
                            -------   -------   -------   -------   -------   -------
                            $ 5,908   $ 6,237   $11,823   $12,382   $37,063   $23,396
                            =======   =======   =======   =======   =======   =======

Electric Operations

        Earnings from electric operations were flat for the three month period and increased $432,000 and $1,469,000 for the six month and twelve month periods ending June 30, 1999. Total kilowatthour sales increased 2 percent for the three month period and 4 percent for the six and twelve month periods due to increased residential, commercial, wholesale and off-system sales. Degree days, a measure of weather trends, were 12 percent higher for the three month period and 5 percent and 1 percent lower for the six and twelve month periods as compared to the prior periods. Increased revenues were partially offset by increased operations and maintenance expenses due to planned plant outages.


Mining Operations

        Mining earnings were stable for the three, six and twelve month periods ending June 30, 1999. Decreased severance and production taxes offset lower coal sales due to the planned plant outages for the three month period.


Oil and Gas Production Operations

         Earnings from oil and gas operations increased $205,000 and $287,000 for the three months and six months ended June 30, 1999 and decreased $332,000 (excluding a write-down of certain assets) for the twelve months ended June 30, 1999, as compared to 1998. Increased earnings were primarily due to increased oil prices, increased gas production and lower depletion expense. Production increased 5 percent, 14 percent and 17 percent for the three, six and twelve month periods. Oil prices increased 30 percent for the three month period and decreased 1 percent and 22 percent for the six and twelve month period. Gas prices decreased 19 percent, 18 percent and 19 percent for the three, six, and twelve month periods, respectively. Average gas prices decreased primarily due to the production increases in lower price and lower cost Montana properties for the three and six month periods.

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

Energy Marketing Operations

         Energy marketing operations were profitable in the second quarter and the twelve month period and earnings improved $375,000, $679,000 and $1,915,000 for the three months, six months and twelve months ended June 30, 1999. The increase was primarily due to increased margins and volumes marketed in natural gas and crude oil partially offset by adverse market conditions in coal marketing.

        The operations marketed 486,000 mmbtus of gas, 19,000 barrels of oil and 4,200 tons of coal per day in the three month period ended June 30, 1999 and 456,000 mmbtus and 16,500 barrels per day for the three month period ended June 30, 1998. For the six month period, 502,000 mmbtus, 19,400 barrels and 4,400 tons were marketed in 1999 and 446,000 mmbtus and 15,700 barrels were marketed in 1998. For the twelve month period ending June 30, 1999, 515,000 mmbtus, 20,900 barrels and 4,400 tons per day were marketed as compared to 376,000 mmbtus and 14,000 barrels of oil per day in 1998. The Company acquired its coal marketer, Black Hills Coal Network, in September 1998.

Communications Operations

         Deployment continues on the state of the art communications network in Rapid City and the northern Black Hills of South Dakota. Installation and testing of CATV, telephone switching and communications transport systems continues to progress in line with management's expectations. The Company expects to begin serving customers by late third quarter. Losses for the three and six months ended June 30, 1999, primarily represent start-up administrative and operations expenses and were lower than management's expectations. Increased Materials, supplies and fuel and Property and investments on the Consolidated Balance Sheets related primarily to the continuing development of the communications network.

Year 2000 Issues

         What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer process control systems that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management had previously formed a Year 2000 Committee to review and ensure the Company's compliance with what is commonly known as the "Year 2000 problem". In addition, consultants have reviewed the Company's state of readiness. The Company's review encompassed supporting information technology systems, generation control systems and distribution systems, and business supply chain systems and infrastructure. Management presently believes that with identified modifications to the Company's existing software and/or conversions to new software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. Management further believes that the cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 should not have a significant impact on the results of operations. The cost of the Year 2000 project is currently estimated at less than $1 million and is being funded through operating cash flows. These costs are primarily attributable to the purchase of new software and equipment which will be expensed or capitalized on a basis consistent with the Company's accounting policies for capital assets. Other than seeking representations and assurances, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be affected by the date change. The Company's business, financial condition and results of operations may be adversely impacted should the efforts of customers, suppliers or service providers for the Company to address the Year 2000 issue prove to be inadequate. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions continue to be expanded. These plans will be complete by October 1999 and will include, for example, complete backup procedures for business critical operations, identification of alternate suppliers and possible increases in safety inventory levels.

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

                             BLACK HILLS CORPORATION

                           Part II - Other Information


Item 1.       Legal Proceedings

              There are no legal proceedings to be reported on for the quarter ending June 30, 1999.

Item 4.       Submission of Matters to a Vote of Security Holders

               (a) The Annual Meeting of Shareholders was held on May 11, 1999.

               (b) The following Directors were elected to serve until
                    the Annual Meeting of Shareholders in 2002.

                                Glenn C. Barber
                                Bruce B. Brundage
                                Kay S. Jorgensen

                       Other Directors whose term of office continues are:

                                Adil M. Ameer
                                David C. Ebertz
                                John R. Howard
                                Everett E. Hoyt
                                Daniel P. Landguth
                                Thomas J. Zeller

              (c)      Matters Voted Upon at the Meeting

                       1. Elected three Class I Directors to serve until the Annual Meeting of Shareholders in 2002.

                                Glenn C. Barber
                                         Votes For                   17,964,520
                                         Votes Withheld                 211,339

                                Bruce B. Brundage
                                         Votes For                   17,980,431
                                         Votes Withheld                 195,429

                                Kay S. Jorgensen
                                         Votes For                   17,997,221
                                         Votes Withheld                 178,639

                       2.   Approved Black Hills Corporation 1999 Stock Option
                            Plan

                                         Votes For                   15,672,628
                                         Votes Against                2,026,227
                                         Abstain                        317,360
                                         Broker Non-Votes               159,644

                       3. Ratified the appointment of Arthur Andersen LLP to serve as independent auditors of the Company

                                         Votes For                   17,982,038
                                         Votes Against                   92,331
                                         Abstain                        101,491
                                         Broker Non-Votes                   -0-

Item 6.       Exhibits and Reports on Form 8-K

              a.       Exhibits

                       None

              b.       Reports on Form 8-K

                       The  Registrant  filed  a Form  8-K  on  June  23,  1999,
                      reporting the extension of the Registrant's electric utility operations rate freeze until January 1, 2005.

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


Dated:   August 13, 1999