Form 10-Q
period 1999-09-30
BLACK HILLS CORP
filed 1999-11-15
CIK 12400

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999.

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

            Yes     X                                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

          Class                                  Outstanding at October 31, 1999

Common stock, $1.00 par value                           21,349,881  shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                          Page
                                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets-                              3-4
                    September 30, 1999, December 31, 1998
                    and September 30, 1998

                  Consolidated Statements of Income-                          5
                    Three, Nine and  Twelve Months
                    Ended September 30, 1999 and 1998

                  Consolidated Statements of Cash Flows-                      6
                    Three, Nine and Twelve Months
                    Ended September 30, 1999 and 1998

                  Notes to Consolidated Financial Statements               7-13

Item 2.           Management's Discussion and Analysis of                 14-19
                    Financial Position and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                          20

Item 6.           Exhibits and Reports on Form 8-K                           20

Signatures                                                                   21

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                                              September 30        December 31    September 30
                                                                  1999                1998             1998
                                                              (unaudited)       (in thousands)    (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                     $ 13,928             $ 14,764         $ 14,421
  Securities available for sale                                   11,417               22,675           23,951
  Receivables, net
    Customers                                                    124,724               87,068           67,557
    Other                                                          4,736                2,919            3,267
  Materials, supplies, and fuel                                   16,056                9,733            9,205
  Prepaid expenses                                                 3,563                3,321            3,083
                                                             -----------           ----------      -----------
                                                                 174,424              140,480          121,484
                                                               ---------             --------        ---------

Property and investments:
  Electric utility                                               512,393              496,883          493,727
  Non-regulated energy                                           128,307              115,271          114,180
  Communication and others                                        33,840                7,395            4,883
                                                              -----------          ----------       ----------
                                                                 674,540              619,549          612,790

Less accumulated depreciation
 and depletion                                                  (245,607)            (229,942)        (214,043)
                                                               ---------            --------         --------

  Net property and  investments                                  428,933              389,607          398,747
                                                               ---------            ---------        ---------

Other assets:
  Federal income taxes                                            11,736               12,347            8,068
  Regulatory asset                                                 3,978                3,978            4,042
  Other                                                           14,846               13,005           13,626
                                                              ----------           ----------       ----------
                                                                  30,560               29,330           25,736
                                                             -----------           ----------       ----------

     Total                                                      $633,917             $559,417         $545,967
                                                                ========             ========         ========

See  accompanying   notes  to  consolidated financial statements.


                                                        BLACK HILLS CORPORATION

                                                      Consolidated Balance Sheets

                                                              September 30         December 31     September 30
                                                                  1999                1998             1998
                                                              (unaudited)        (in thousands)    (unaudited)
Liabilities and Capitalization
Current liabilities:
   Current maturities of long-term debt                        $   1,330            $   1,330        $   1,330
   Notes payable                                                  25,291                5,090            1,502
   Accounts payable                                              121,125               74,087           60,816
   Accrued liabilities-
     Taxes                                                         9,597                9,950            9,079
     Interest                                                      2,989                3,956            3,196
     Other                                                         9,079                8,169            8,043
                                                              ----------           ----------       ----------
                                                                 169,411              102,582           83,966
                                                                --------            ---------        ---------

Deferred credits:
   Federal income taxes                                           57,257               55,107           54,765
   Investment tax credits                                          3,145                3,514            3,639
   Reclamation costs                                              17,513               17,000           17,192
   Regulatory liability                                            5,302                5,661            5,785
   Other                                                           7,334                6,857            6,826
                                                             -----------           ----------       ----------
                                                                  90,551               88,139            88,207
                                                              ----------            ---------         ---------

Capitalization:
   Common stock equity-
     Common stock                                                 21,736               21,719           21,717
     Additional paid-in
      capital                                                     40,588               40,254           40,238
     Retained earnings                                           157,343              147,774          153,105
     Treasury stock                                               (6,412)              (3,081)          (3,296)
                                                             ------------         -----------         --------
  Total common stock equity                                      213,255              206,666          211,764
  Long-term debt                                                 160,700              162,030          162,030
                                                              ----------            ---------        ---------
                                                                 373,955              368,696          373,794
                                                              ----------            ---------        ---------

        Total                                                   $633,917             $559,417         $545,967
                                                                ========             ========         ========

See  accompanying   notes  to  consolidated financial statements.


                                                        BLACK HILLS CORPORATION
                                                   Consolidated Statements of Income
                                                              (unaudited)

                                                         Three Months                  Nine Months               Twelve Months
                                                         September 30                  September 30              September 30
                                                     1999            1998          1999          1998         1999            1998
                                                     ----            ----          ----          ----         ----            ----
                                                                          (in  thousands,   except  per  share amounts)
Operating revenues:
  Electric utility                                  $36,425     $ 34,982       $100,231     $ 96,810         132,657      $128,569
  Non-regulated energy                              183,354      135,176        473,945      388,519         635,444       488,103
                                                  ---------    ---------      ---------    ---------       ---------    ----------
                                                    219,779      170,158        574,176      485,329         768,101       616,672
                                                  ---------    ---------      ---------    ---------       ---------    ----------
Operating expenses:
  Fuel and purchased power                          178,575      131,130        460,470      375,932         615,806       472,540
  Operations and maintenance                          8,594        8,113         24,567       24,168          33,173        32,313
  Administrative and general                          5,017        4,062         14,145       10,901          19,122        14,860
  Depreciation, depletion, and amortization           7,632        6,117         19,454       18,501          25,015        24,081
  Oil and gas ceilings test write-down                    -            -              -            -          13,546             -
  Taxes, other than income taxes                      3,286        3,133          9,116        9,434          12,177        11,989
                                                -----------  -----------     ----------   ----------      ----------    ----------
                                                    203,104      152,555        527,752      438,936         718,839       555,783
                                                  ---------    ---------      ---------     --------       ---------    ----------

Operating income                                     16,675       17,603         46,424       46,393          49,262        60,889
                                                 ----------    ---------     ----------   ----------      ----------    ----------

Other income and  (expense):
  Interest expense                                   (4,847)      (3,709)       (12,933)     (10,984)        (16,656)      (14,594)
  Investment income                                   2,039          793          4,029        2,129           4,863         2,850
  Other, net                                             (9)        (169)          (266)         315            (552)          507
  Minority interest                                     464            -            979            -             979             -
                                                 -----------   ---------     -----------  ----------      ----------    ----------
                                                     (2,353)      (3,085)        (8,191)      (8,540)        (11,366)      (11,237)
                                                  ----------   ---------     -----------  ----------      ----------    ----------

Income before income taxes                           14,322       14,518         38,233       37,853          37,896        49,652
Income taxes                                         (4,597)      (4,902)       (11,714)     (12,196)        (11,227)      (15,625)
                                                  ----------  ----------     -----------  -----------     -----------   ----------
  Net income available for common stock            $  9,725    $   9,616       $ 26,519    $  25,657       $  26,669     $  34,027
                                                 ==========    =========       ========    =========       =========     =========

Weighted average common shares
  Outstanding (Basic):                               21,442       21,577         21,465       21,639          21,492        21,655
                                                 ==========   ==========     ==========   ==========      ==========     =========
                      (Diluted):                     21,494       21,633         21,506       21,676          21,523        21,684
                                                 ==========   ==========     ==========   ==========      ==========     =========

Earnings per share (Basic):                          $0.45         $0.45          $1.24        $1.19          $1.24          $1.57
                                               ===========   ===========   ============  ===========    ===========     ==========
                              (Diluted):             $0.45         $0.44          $1.23        $1.18          $1.24          $1.57
                                               ===========    ==========   ============    =========    ===========       ========
Dividends paid per share of
  common stock                                       $0.26         $0.25          $0.78        $0.75          $1.03          $0.987
                                               ===========    ==========    ===========    =========    ===========       =========

    See  accompanying  notes  to  consolidated financial statements.


                                                       BLACK HILLS CORPORATION
                                                Consolidated Statements of Cash Flows
                                                             (unaudited)


                                                      Three Months                  Nine Months                Twelve Months
                                                      September 30                 September 30                September 30
                                                     1999        1998            1999        1998           1999          1998
                                                     ----        ----            ----        ----           ----          ----
                                                                                  (in thousands)
Operating activities:
  Net income                                          $ 9,725     $ 9,616        $26,519      $25,657        $26,669       $34,027
  Principal non-cash items-
   Depreciation, depletion, and amortization            7,632        6,117        19,454       18,501         38,561        24,081
   Deferred income taxes and
     investment tax credits                               (85)        295           (156)         767         (3,386)        2,165
  (Increase) decrease in receivables,
    inventories, and other current assets             (38,389)    (10,256)       (46,038)     (29,846)       (65,967)      (26,601)
   Increase (decrease) in other current
     liabilities                                       32,103       6,197         46,628       28,681         61,656        26,150
   Other, net                                          (4,443)     (1,145)        (4,387)        (789)        (5,750)        1,024
                                                  ------------   ----------   -----------  -----------   ------------   ----------
                                                        6,543      10,824         42,020       42,971         51,783        60,846
                                                  -----------     -------      ---------     --------      ----------    ---------
Investing activities:
Net property additions, including
    allowance for other funds used
    during construction                               (23,063)     (5,935)       (53,055)     (16,194)       (62,142)      (22,539)
Available for sale securities sold                      3,381         586         16,839       11,810         18,683        12,317
Available for sale securities purchased                (2,098)     (1,108)        (5,581)     (21,792)        (6,149)      (21,689)
                                                    ----------   ----------   -----------   ----------   ------------    ----------
                                                      (21,780)     (6,457)       (41,797)     (26,176)       (49,608)      (31,911)
                                                     ---------  ---------      ----------   ---------     -----------    ---------
Financing activities:
  Dividends paid                                       (5,651)     (5,428)       (16,950)     (16,255)       (22,380)      (21,392)
  Treasury stock, net                                     119          33         (3,331)      (3,296)        (3,116)       (3,296)
  Common stock issued                                     101          56            351          255            369           331
  Net short-term borrowings                            19,678       1,490         20,201        1,479         23,789           (26)
  Long-term debt payments                                (514)       (514)        (1,330)      (1,331)        (1,330)       (1,331)
                                                   ----------- ----------   ------------- -----------     -----------   ----------
                                                       13,733      (4,363)        (1,059)     (19,148)        (2,668)      (25,714)
                                                     --------   ---------   -------------   ---------     -----------    ---------
  Increase (decrease) in
   cash and cash  equivalents                          (1,504)          4           (836)      (2,353)          (493)        3,221
Cash and cash equivalents:
  Beginning of period                                  15,432      14,417         14,764       16,774         14,421        11,200
                                                     --------    --------      ---------    ---------      ---------     ---------
  End of period                                       $13,928     $14,421        $13,928     $ 14,421        $13,928       $14,421
                                                     ========     =======       ========     ========        =======       =======

Supplemental  disclosure  of cash flow  information  Cash paid during the period for:
     Interest                                         $ 5,884     $ 4,593        $13,900      $ 8,183        $16,863       $14,393
     Income taxes                                     $ 2,150     $ 3,450        $ 9,322      $ 9,250        $13,183       $12,450


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

                Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 1999, December 31, 1998 and September 30, 1998, financial information and are of a normal recurring nature. The results of operations for the three, nine and twelve months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

(2)     Capital Stock

                In April 1999, the Board of Directors authorized the acquisition of up to 1,000,000 shares of the Company's Common Stock on the open market to fund possible future acquisitions by the Company, for its Employee Stock Option Plan, and for other general purposes. The Board had authorized a similar purchase of 300,000 shares in April 1998. At September 30, 1999, the Company had acquired 291,309 shares for such purposes. The acquired shares are reflected as treasury stock on the accompanying Consolidated Balance Sheets.

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


        A reconciliation of these amounts is as follows (in thousands, except per share amounts):


                                             Three Months Ended      Nine Months Ended        Twelve Months Ended
                                                  Sept 30               Sept 30                     Sept 30
                                               1999       1998        1999        1998          1999        1998
                                               ----       ----        ----        ----          ----        ----
Net Income                                   $9,725    $ 9,616     $26,519     $25,657       $26,669     $34,027
                                             ======    =======     =======     =======       =======     =======

Weighted average common shares outstanding:
      Basic                                  21,442     21,577      21,465      21,639        21,492      21,655
      Dilutive effect of option plan             52         56          41          37            31          29
                                          ---------  ---------   ---------   ---------     ---------   ---------
      Diluted                                21,494     21,633      21,506      21,676        21,523      21,684
                                             ======     ======      ======      ======        ======      ======

Earnings per share (Basic):                   $0.45      $0.45       $1.24       $1.19         $1.24       $1.57
                                              =====      =====       =====       =====         =====       =====
                           (Diluted):         $0.45      $0.44       $1.23       $1.18         $1.24       $1.57
                                              =====      =====       =====       =====         =====       =====


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

(5)      Summary of Information Relating to Segments of the Company's Business

                  Effective December 31, 1998 the Company adopted FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information." Black Hills Corporation's business segments include:
         Electric which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Non-regulated Energy consisting of: Mining which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; and Energy Marketing which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest markets and Communications and Others which primarily markets communications and software development services.

Financial data for the business segments are as follows (in thousands):


ASSETS                                         Non-regulated Energy
                                      ---------------------------------------
                                                      Oil         Energy        Communications
At September 30, 1999   Electric       Mining       and Gas     Marketing          & Others          Eliminations        Total
                      -------------- ------------ ------------ ------------- --------------------- ------------------ ------------
Current assets            $ 56,666      $50,843      $ 1,468      $122,879          $     11,696    $       (69,128)      $ 174,424
Total assets               473,118      126,565       31,503       137,322                56,464           (191,055)        633,917

At September 30, 1998
Current assets            $ 39,949      $23,054      $ 1,528      $ 65,183           $     8,483    $       (16,713)      $ 121,484
Total assets               453,582       98,374       34,983        74,139                16,259           (131,370)        545,967


                                                 Non-regulated Energy
                                       ---------------------------------------
Third Quarter                                          Oil         Energy        Communications
September 30, 1999        Electric       Mining       and Gas     Marketing          & Others          Eliminations         Total
                        -------------- ------------ ------------ ------------- --------------------- ------------------ -----------
Electric revenues         $ 36,425            -            -             -                     -                  -       $  36,425
Coal revenues                    -        8,076            -        12,331                     -                  -          20,407
Gas revenues                     -            -        1,341       117,427                     -                  -         118,768
Oil revenues                     -            -        1,273        42,167                     -                  -          43,440
Other revenues                   -            -          739             -                   791               (791)            739
                        -------------- ------------ ------------ ------------- --------------------- ------------------ -----------
Total revenues            $ 36,425      $ 8,076      $ 3,353    $  171,925        $          791      $        (791)      $ 219,779
                        -------------- ------------ ------------ ------------- --------------------- ------------------ -----------

Depreciation, depletion
 & amortization           $  3,768       $  871       $  861  $      2,097        $           35      $           -       $   7,632
Operating income (loss)     15,286        3,122        1,008        (1,464)               (1,277)                 -          16,675
Interest expense             3,396          315          131           197                   808                  -           4,847
Income taxes                 4,089        1,075          269          (531)                 (305)                 -           4,597
Net income (loss)            8,190        2,522          613        (1,032)                 (568)                 -           9,725
Property additions           7,887          261        1,267           152                13,496                  -          23,063


                                                 Non-regulated Energy
                                    ---------------------------------------
Third Quarter                                         Oil       Energy        Communications
September 30, 1998    Electric         Mining       and Gas    Marketing         & Others           Eliminations         Total
                     -------------- ------------ ------------ ------------- --------------------- ------------------ --------------
Electric revenues         $ 34,982            -            -             -                   -                    -       $  34,982
Coal revenues                    -        8,185            -         2,958                   -                    -          11,143
Gas revenues                     -            -        1,058        89,103                   -                    -          90,161
Oil revenues                     -            -        1,283        31,417                   -                    -          32,700
Other revenues                   -            -          858           314                 558                 (558)          1,172
                     -------------- ------------ ------------ ------------- --------------------- ------------------ --------------
Total revenues            $ 34,982      $ 8,185   $    3,199    $  123,792  $              558     $           (558)      $ 170,158
                     -------------- ------------ ------------ ------------- --------------------- ------------------ --------------

Depreciation, depletion
 & amortization           $  3,797       $  859   $    1,292  $        169                   -                    -       $   6,117
Operating income (loss)     14,436        3,433          267          (147)               (386)                   -          17,603
Interest expense             3,407            5          105           190                   2                    -           3,709
Income taxes                 3,955        1,154          (38)          (88)                (81)                   -           4,902
Net income (loss)            7,110        2,680          203          (211)               (166)                   -           9,616
Property additions           2,267          167        3,288            22                 191                    -           5,935


                                                   Non-regulated Energy
                                       ---------------------------------------
Year To Date                                          Oil         Energy        Communications
September 30, 1999       Electric       Mining       and Gas     Marketing          & Others          Eliminations         Total
                      -------------- ------------ ------------ ------------- --------------------- ------------------ -------------
Electric revenues          $100,231            -            -             -                     -                  -      $ 100,231
Coal revenues                     -       22,832            -        31,422                     -                  -         54,254
Gas revenues                      -            -        3,846       289,832                     -                  -        293,678
Oil revenues                      -            -        3,317       120,462                     -                  -        123,779
Other revenues                    -            -        2,234             -                 2,171             (2,171)         2,234
                      -------------- ------------ ------------ ------------- --------------------- ------------------ -------------
Total revenues             $100,231      $22,832      $ 9,397    $  441,716  $              2,171   $         (2,171)     $ 574,176
                      -------------- ------------ ------------ ------------- --------------------- ------------------ -------------

Depreciation, depletion
 & amortization           $ 11,664      $ 2,583      $ 2,589  $      2,542   $                76    $             -      $   19,454
Operating income (loss)     39,017        9,374        2,321        (1,733)               (2,555)                 -          46,424
Interest income             10,100          730          414           566                 1,123                  -          12,933
Income taxes                 9,664        2,779          501          (701)                 (529)                 -          11,714
Net income (loss)           19,987        7,443        1,416        (1,344)                 (983)                 -          26,519
Property additions          12,577        3,125        5,741           245                31,367                  -          53,055

                                           Non-regulated Energy
                                    ---------------------------------------
Year To Date                                           Oil         Energy        Communications
September 30, 1998        Electric       Mining       and Gas     Marketing          & Others          Eliminations       Total
                     -------------- ------------ ------------ ------------- --------------------- ------------------ --------------
Electric revenues         $ 96,810            -            -             -                     -                  -       $  96,810
Coal revenues                    -       23,956            -         2,958                     -                  -          26,914
Gas revenues                     -            -        3,228       264,292                     -                  -         267,520
Oil revenues                     -            -        3,913        87,160                     -                  -          91,073
Other revenues                   -            -        2,534           478                 1,801             (1,801)          3,012
                     -------------- ------------ ------------ ------------- --------------------- ------------------ --------------
Total revenues            $ 96,810      $23,956      $ 9,675    $  354,888  $              1,801   $         (1,801)      $ 485,329
                     -------------- ------------ ------------ ------------- --------------------- ------------------ --------------

Depreciation, depletion
 & amortization           $ 11,392      $ 2,564      $ 4,075    $      470                     -                  -       $  18,501
Operating income (loss)     37,493        9,737          959        (1,359)                 (437)                 -          46,393
Interest income             10,191            5          231           549                     8                  -          10,984
Income taxes                 9,484        3,257           41          (620)                   34                  -          12,196
Net income (loss)           18,475        7,588          719        (1,112)                  (13)                 -          25,657
Property additions           7,569          686        7,766           112                    61                  -          16,194



                                              Non-regulated Energy
                                    ---------------------------------------
Twelve Months Ended                                  Oil         Energy        Communications
September 30, 1999      Electric       Mining       and Gas     Marketing          & Others          Eliminations         Total
                     -------------- ------------ ------------ ------------- --------------------- ------------------ --------------
Electric revenues         $132,657            -           -              -                     -                  -       $ 132,657
Coal revenues                    -       30,289           -         41,388                     -                  -          71,677
Gas revenues                     -            -       4,690        400,996                     -                  -         405,686
Oil revenues                     -            -       4,534        150,487                     -                  -         155,021
Other revenues                   -            -       3,060              -                 2,806             (2,806)          3,060
                     -------------- ------------ ------------ ------------- --------------------- ------------------ --------------
Total revenues            $132,657      $30,289   $  12,284     $  592,871  $              2,806   $         (2,806)      $ 768,101
                     -------------- ------------ ------------ ------------- --------------------- ------------------ --------------

Depreciation, depletion
 & amortization           $ 15,154      $ 3,271   $   3,728     $    2,760  $                102                 -        $  25,015
Oil and gas ceilings test
write-down                       -            -      13,546              -                     -                  -          13,546
Operating income (loss)     51,420       12,360     (10,978)          (490)               (3,050)                 -          49,262
Interest income             13,481          733         538            775                 1,129                  -          16,656
Income taxes                12,791        3,614      (4,229)          (261)                 (688)                 -          11,227
Net income (loss)           26,338        9,440      (7,279)          (642)               (1,188)                 -          26,669
Property additions          16,590        3,886       8,144            511                33,011                  -          62,142


                                            Non-regulated Energy
                                   ---------------------------------------
Twelve Months Ended                                  Oil         Energy        Communications
September 30, 1998      Electric       Mining       and Gas     Marketing          & Others          Eliminations        Total
                    -------------- ------------ ------------ ------------- --------------------- ------------------  --------------
Electric revenues         $128,569            -            -             -                     -                  -       $ 128,569
Coal revenues                    -       31,030            -         2,958                     -                  -          33,988
Gas revenues                     -            -        4,277       323,781                     -                  -         328,058
Oil revenues                     -            -        5,307       116,842                     -                  -         122,149
Other revenues                   -            -        3,428           480                 2,100             (2,100)          3,908
                    -------------- ------------ ------------ ------------- --------------------- ------------------ ---------------
Total revenues            $128,569      $31,030      $13,012    $  444,061  $              2,100   $         (2,100)      $ 616,672
                    -------------- ------------ ------------ ------------- --------------------- ------------------ ---------------

Depreciation, depletion
 & amortization           $ 15,037      $ 3,325      $ 5,107  $        612                     -                  -       $  24,081
Operating income (loss)     49,678       12,224        1,591        (2,012)                 (592)                 -          60,889
Interest income             13,599            5          302           678                    10                  -          14,594
Income taxes                12,308        4,059          108          (883)                   33                  -          15,625
Net income (loss)           24,766        9,653        1,271        (1,660)                   (3)                 -          34,027
Property additions          12,272          647        9,235           258                   127                  -          22,539


(6)      Energy Trading and Risk Management Activities

                  Effective January 1, 1999, the Company adopted the provisions in Emerging Issues Task Force 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities. (EITF 98-10)." EITF requires disclosure of energy trading and risk management activity for energy contracts used for trading purposes. At September 30, 1999, the Company had approximately 222,000 mmbtus of natural gas forward sales at a fixed price, and approximately 256,000 tons of coal forward purchases at a fixed price, that were not offset by respective purchase and sales contracts. The market value of such contracts approximates the fixed prices.

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

(9)      Energy Marketing Reorganization

                  In September, the Company reorganized its natural gas marketing operations. The Houston wholesale gas marketing operations were transferred into the Denver office and the Company recorded a $1.2 million after tax non-cash write-down of goodwill related to the Houston wholesale gas marketing operations. In addition, on October 6, 1999, the Company sold its Rocky Mountain retail gas marketing operations to Western Natural Gas Marketing, LLC. The Company expects to record an after tax gain of approximately $1 million related to this sale in the fourth quarter.

(10)    Reclassifications

                Certain 1999 and 1998 amounts in the financial statements have been reclassified to conform to the 1999 presentation. These reclassifications did not affect the Company's stockholders' investment or results of operations.

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

        The Company currently has bank lines of credit totaling $44,000,000, which provide for interim borrowings and the opportunity for timing of permanent financing. The Company had $23,200,000 outstanding under these lines of credit on September 30, 1999. There are no compensating balance requirements associated with these lines of credit.

        In addition to the above lines of credit, Black Hills Energy Resources, Inc. has an uncommitted demand credit facility for up to $65 million. This facility allows $50 million for a transactional line of credit and $15 million overdraft line of credit. This facility is used to support the issuance of letters of credit. At September 30, 1999, Black Hills Energy Resources has approximately $35.3 million of outstanding letters of credit.

        In addition to the above lines of credit, Wyodak Resources Development Corp. has guaranteed a $15,000,000 line of credit for Enserco Energy, Inc. to use to guarantee letters of credit. At September 30, 1999, there were no balances outstanding on this line of credit.

Market Risk Disclosures

        There has not been any significant changes in market risk since December 31, 1998.

     Commodity Risk

        The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows.

       Trading Activities

        For trading transactions that do not qualify for hedge accounting, the Company utilizes marked-to-market accounting, and such financial instruments are recorded at fair value with realized and unrealized gains (losses) recorded as a component of income. The quantities and maximum terms of derivative financial instruments held for trading purposes at September 30, 1999 and 1998 are not significant to the Company's financial position or results of operations.


         Non-trading Activities

         The notional quantities and maximum terms of derivative financial instruments held for non-trading activities at September 30, 1999, are presented below:

                                                                                Max. Term         Fair Value
                                                               Volume            (Years)        (in thousands)
Natural Gas (Volume in MMBtu's):
     Natural gas futures contracts purchased                       820,000          2               $   338
     Natural gas basis swaps contracts bought                   17,739,000          3                   662
     Natural gas basis swaps contracts sold                    (17,846,000)         3                  (541)
     Natural gas swap contracts bought                          12,603,000          2                 2,130
     Natural gas swap contracts sold                           (14,326,000)         2                (2,151)
      Natural gas collar transactions; puts
         purchased, call sold                                      534,500          2               (46,325)
      Natural gas collar transactions; calls
         purchased, puts sold                                      534,500          2                47,875

Crude Oil (Volume in barrels):
     Crude oil puts purchased                                       24,000          1                     5
     Crude oil swap contracts sold                                (240,000)         2                  (692)

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

        At September 30, 1999, the effect of a 100 basis point increase in interest rates does not have a material effect to the Company's results of operations or financial condition, due to the short-term duration of the investment portfolio.

        The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.



Results of Operations

        Black  Hills  Corporation  is  an  energy  and  communications   company
consisting of three principal businesses: electric utility, non-regulated energy, and communications.

        Consolidated net income was $10,889,000 for the three months ended, $27,683,000 for the nine months ended and $36,633,000 for the twelve months ended September 30, 1999 (before non-cash charges), representing an increase of 13 percent for the three month period and 8 percent for the nine and twelve month periods. The increases were primarily due to strong electric utility income and non-regulated energy results partially offset by expected communications start-up losses. In September 1999, the Company recorded a $1.2 million after tax charge primarily due to a non-cash write-down of certain intangible assets associated with the natural gas operations in Houston, Texas. In December 1998, the Company recorded an $8.8 million after tax charge primarily due to a non-cash write-down of certain oil and natural gas assets. Consolidated revenues and fuel and purchased power expense increased for the three, nine and twelve months ended September 30, 1999 primarily due to increased oil, natural gas and coal purchases and sales from the energy marketing operations.

        Consolidated revenue and income from continuing operations provided by the business segments as a percentage of the total were as follows:

                                       Three Months Ended         Nine Months Ended          Twelve Months Ended
                                         September 30               September 30                September 30
                                       1999       1998             1999        1998            1999        1998
                                       ----       ----             ----        ----            ----        ----
Revenues
Electric utility                         17%        21%              18%         20%             17%         21%
Non-regulated energy                     83         79               82          80              83          79
                                        ----       ----             ----        ----            ----        ----
                                        100%       100%             100%        100%            100%        100%
                                        ===        ===             ====         ===             ===         ===

Net Income/(Loss)
Electric utility                         75%        74%              72%         72%             72%         73%
Non-regulated energy                     30*        28               31*         28              31*         27
Communications and other                 (5)        (2)              (3)          -              (3)          -
                                        ----       ----             ----        ----            ----        ----
                                        100%       100%             100%        100%            100%        100%
                                        ===        ===              ===         ===             ===         ===

         *Excludes $10.0 million (net-of-tax) write-down of certain oil and natural gas properties (December 1998) and certain intangible assets (September
1999)

         Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):

                                       Three Months Ended         Nine Months Ended         Twelve Months Ended
                                        September 30                 September 30               September 30
                                       1999       1998             1999        1998            1999        1998
                                       ----       ----             ----        ----            ----        ----
Capital Expenditures (includes AFDC)
Electric utility                     $7,887     $2,267         $ 12,577      $7,569         $16,590     $12,272
Non-regulated energy                  1,680      3,477            9,111       8,564          12,541      10,140
Communications and other             13,496        191           31,367          61          33,011         127
                                    -------     ------          -------     -------         -------     -------
                                    $23,063     $5,935          $53,055     $16,194         $62,142     $22,539
                                    =======     ======          =======     =======         =======     =======

                                       Three Months Ended         Nine Months Ended          Twelve Months Ended
                                        September 30                September 30                September 30
                                       1999       1998             1999        1998            1999        1998
                                       ----       ----             ----        ----            ----        ----
Depreciation, Depletion,
  and Amortization
Electric utility                     $3,768     $3,797          $11,664     $11,392         $15,154     $15,037
Non-regulated energy                  3,829      2,320            7,714       7,109           9,759       9,044
Oil and gas ceilings test
  write-down                              -          -                -           -          13,546           -
Communications and others                35          -               76           -             102           -
                                    -------     ------          -------     -------         -------     -------
                                     $7,632     $6,117          $19,454     $18,501         $38,561     $24,081
                                    =======     ======          =======     =======         =======     =======

Electric Operations

        Earnings from electric operations increased $1,080,000, $1,512,000 and $1,572,000 for the three, nine and twelve month periods ending September 30, 1999 respectively. Total kilowatthour sales increased 5 percent for the three month period and 4 percent for the nine and twelve month periods due to increased residential, commercial, wholesale and off-system sales. Degree days, a measure of weather trends, were 3 percent higher for the three month period and 4 percent and 7 percent lower for the nine and twelve month periods as compared to the prior periods. Increased revenues were partially offset by increased operations and maintenance expenses due to planned plant outages.


Non-regulated Energy Operations

        Earnings from non-regulated energy operations increased $595,000, $1,540,000 and $2,220,000 for the three months, nine months, and twelve months ended September 30, 1999 (excluding a $1.2 million non-cash charge) primarily due to stable coal mining earnings, strong oil and natural gas production earnings and improved energy marketing results.

         Earnings from oil and gas operations increased $410,000 and $697,000 for the three months and nine months ended September 30, 1999 and increased $250,000 (excluding write-down of certain oil and gas assets) for the twelve months ended September 30, 1999, as compared to 1998. Increased earnings were primarily due to increased oil prices, increased gas production and lower depletion expense. Production increased 7 percent, 11 percent and 12 percent for the three, nine and twelve month periods. Oil prices increased 70 percent and 20 percent for the three and nine month periods, and were flat for the twelve month period. Gas prices decreased 9 percent for the three and nine month periods and 15 percent for the twelve month period. Average gas prices decreased primarily due to the production increases in lower price and lower cost Montana properties for the three and nine month periods.

         In December 1998, Black Hills Exploration and Production recognized a $13,546,000 pretax loss related to a write-down of oil and gas properties. The write-down was primarily due to historically low crude oil prices, lower natural gas prices and decline in value of certain unevaluated properties. Absent other factors impacting depletion expense, the Company expects future depletion expense per unit of production to be reduced because of this write-down.

         Earnings from energy marketing operations increased $343,000, $1,025,000 and $2,182,000 for the three, nine and twelve month periods ending September 30, 1999 (excluding a $1.2 million write-down of certain intangible assets). The increase was primarily due to increased margins and volumes marketed in the natural gas and crude oil partially offset by adverse market conditions in coal marketing.

        The energy marketing operations marketed 533,000 mmbtus of gas, 18,400 barrels of oil and 5,500 tons of coal per day in the three month period ended September 30, 1999 and 482,700 mmbtus and 22,700 barrels per day for the three month period ended September 30, 1998. For the nine month period, 513,000 mmbtus, 19,000 barrels and 4,800 tons were marketed in 1999 and 453,000 mmbtus and 18,100 barrels were marketed in 1998. For the twelve month period ending September 30, 1999, 524,000 mmbtus, 20,000 barrels and 4,700 tons per day were marketed as compared to 418,000 mmbtus and 16,800 barrels of oil per day in 1998. The Company acquired its coal marketer, Black Hills Coal Network, in September 1998.


Communications Operations

         Deployment continues on the state of the art communications network in Rapid City and the northern Black Hills of South Dakota. Installation and testing of CATV, telephone switching and communications transport systems continues to progress in line with management's expectations. The company began serving customers, on a test basis, in the third quarter. The company expects to increase customer additions throughout the remainder of 1999 and complete its initial build-out by the end of 2000. Losses for the three month, nine month, and twelve month periods ended September 30, 1999 primarily represent start-up administrative and operating expenses and were lower than management's expectations. Increased Materials, supplies and fuel and Property and investments on the Consolidated Balance Sheets related primarily to the continuing development of the communications network.


Year 2000 Issues

         What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer process control systems that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management had previously formed a Year 2000 Committee to review and ensure the Company's compliance with what is commonly known as the "Year 2000 problem". In addition, consultants have reviewed the Company's state of readiness. The Company's review encompassed supporting information technology systems, generation control systems and distribution systems, and business supply chain systems and infrastructure. Management presently believes that with modifications that have been made to the Company's existing software and/or conversions to new software, the Year 2000 problem has been mitigated. The cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 did not have a significant impact on the results of operations. The cost of the Year 2000 project is less than $1 million and is funded through operating cash flows. These costs are primarily attributable to the purchase of new software and equipment which are expensed or capitalized on a basis consistent with the
Company's accounting policies for capital assets. Other than seeking representations and assurances, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be affected by the date change. The Company's business, financial condition and results of operations may be adversely impacted should the efforts of customers, suppliers or service providers for the Company to address the Year 2000 issue prove to be inadequate. The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions were completed in October 1999 and include, for example, complete backup procedures for business critical operations, identification of alternate suppliers and possible increases in safety inventory levels.


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

         BLACK HILLS CORPORATION

                           Part II - Other Information


Item 1.       Legal Proceedings

              There are no legal proceedings to be reported on for the quarter ending September 30, 1999.

Item 6.       Exhibits and Reports on Form 8-K

             a.       Exhibits

                      Annual Report on Form 11-K of the Black Hills Corporation 401K Plan

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


Dated:   November 12, 1999