Form 10-K405
period 1999-12-31
BLACK HILLS CORP
filed 2000-03-13
CIK 12400

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
 X   ACT OF 1934

     For the fiscal year ended December 31, 1999

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

               Registrant's telephone number, including area code
                                 (605) 721-1700

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
            X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                        At January 31, 2000       $511,580,784

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at January 31, 2000

    Common stock, $1.00 par value                    21,371,521 shares

Documents Incorporated by Reference

1. Definitive Proxy Statement of the Registrant filed pursuant to Regulation 14A for the 2000 Annual Meeting of Stockholders to be held on June 20, 2000, is incorporated by reference in Part III.

                                TABLE OF CONTENTS
                                                                           Page

ITEM 1.       BUSINESS........................................................4
                   GENERAL....................................................4
                   ELECTRIC POWER SUPPLY......................................4
                   ELECTRIC SERVICE TERRITORY AND SALES.......................6
                   COMPETITION IN THE ELECTRIC UTILITY BUSINESS...............7
                   INDEPENDENT ENERGY OPERATIONS.............................11
                   COMMUNICATIONS OPERATIONS.................................12
                   ENVIRONMENTAL REGULATION..................................13
                   EMPLOYEES.................................................16

ITEM 2.       PROPERTIES.....................................................16
                   ELECTRIC PROPERTIES.......................................16
                   INDEPENDENT ENERGY PROPERTIES.............................17
                   COMMUNICATIONS PROPERTIES.................................18

ITEM 3.       LEGAL PROCEEDINGS..............................................18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............18

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................19

ITEM 6.       SELECTED FINANCIAL DATA........................................19

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................20
                   LIQUIDITY AND CAPITAL RESOURCES...........................20
                   MARKET RISK DISCLOSURES...................................22
                   RATE REGULATION...........................................25
                   RESULTS OF OPERATIONS.....................................26
                   BUSINESS OUTLOOK STATEMENTS...............................31

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................33

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................55

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............55

ITEM 11.      EXECUTIVE COMPENSATION.........................................56

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.56

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................56

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.56

              SIGNATURES.....................................................59

                                   DEFINITIONS

When the following terms are used in the text they will have the meanings indicated.

Term                                        Meaning
----                                        -------

Black Hills Power...........................Black Hills Power and Light Company, the assumed business name of the Company under which its electric operations are conducted

Basin Electric..............................Basin Electric Power Cooperative, Inc., a rural electric cooperative engaged in generating and transmitting electric power to its member
                                            RECs

Black Hills Capital Group...................Black Hills Capital Group, Inc., a wholly owned subsidiary of Wyodak
                                            Resources

Black Hills Exploration and Production......Black Hills Exploration and Production, Inc., a wholly owned subsidiary of Wyodak
                                            Resources

Company.....................................Black Hills Corporation

DEQ.........................................Department of Environmental Quality of the State of Wyoming

FERC........................................Federal Energy Regulatory Commission

MDU.........................................Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.

NS #1.......................................Neil Simpson Unit #1, a 20 megawatt coal-fired electric generating plant owned by the Company and located adjacent to the Wyodak
                                            Plant and Neil Simpson Unit #2

NS #2.......................................Neil Simpson Unit #2, an 80 megawatt coal-fired electric generating plant owned by the Company and located adjacent to the Wyodak
                                            Plant and Neil Simpson Unit #1

Pacific Power...............................PacifiCorp, which operates its electric utility operations under the assumed names of Pacific Power and Utah Power

RECs........................................Rural electric cooperatives, which are owned by their customers and which rely primarily on the United States for their financing needs

SDPUC.......................................The South Dakota Public Utilities Commission

WAPA........................................Western Area Power Administration, an agency of the Department of
                                            Energy of the United States of America

WPSC........................................The Wyoming Public Service Commission

Wyodak Resources............................Wyodak Resources Development Corp., a wholly owned subsidiary of the Company

Wyodak Plant................................A 330 megawatt coal-fired electric generating plant which is owned 20 percent by the Company and 80 percent by Pacific Power and located near Gillette, Wyoming


PART I

ITEM 1.   BUSINESS

                                     GENERAL


Incorporated under the laws of South Dakota in 1941, the Company is an energy and communications company primarily consisting of three principal business units: regulated electric, independent energy and communications. The Company's mission statement is to provide quality energy and communications products and services at competitive prices in targeted markets to build value for shareholders and customers and create opportunities for employees. The Company operates its public utility electric operations under the assumed name of Black Hills Power and Light Company; operates its independent energy businesses through its direct and indirect subsidiaries: Wyodak Resources related to coal, Black Hills Exploration and Production related to oil and natural gas, energy marketing through Enserco Energy, Inc. related to natural gas, Black Hills Energy Resources, Inc. related to crude oil and Black Hills Coal Network, Inc. related to coal, and independent power activities though Black Hills Generation and Black Hills Energy Capital, all consolidated for reporting purposes as Black Hills Energy Ventures and, operates communication operations through Black Hills Fiber Systems, Inc., Black Hills FiberCom, LLC and DAKSOFT, Inc.

Black Hills Power is engaged in the generation, purchase, transmission, distribution and sale of electric power and energy to approximately 57,700 customers in 11 counties in western South Dakota, northeastern Wyoming and southeastern Montana, an area with a population estimated at 165,000. The largest community served is Rapid City, South Dakota, a major retail, wholesale and health care center, with a population, including environs, estimated at 75,000. Agriculture, tourism, small stakes gambling, mining, lumbering, small item manufacturing, service and support businesses and government support through Ellsworth Air Force Base are the primary influences on the economic well-being of the region.

Black Hills Energy Ventures is engaged in the mining and sale of low sulfur sub-bituminous coal near Gillette, Wyoming, in the Powder River Basin; has oil and gas exploration and production operations with interests located in the Rocky Mountain region, Texas, California and various other locations; markets natural gas, crude oil and coal to the East Coast, Midwest, Southwest, Rocky Mountain, Northwest and West Coast regions and owns interests in independent power production facilities in the Rocky Mountain region. Communications operations provide local and long-distance telephone, cable television, internet and data services in the Black Hills of South Dakota, and development and marketing of software products for the utility and communications industries.

Black Hills Capital Group directs the Company's corporate development efforts primarily in the energy and communications areas.

Information as to the continuing lines of business of the Company for the calendar years 1999-1997 is as follows:


                               1999         1998         1997
                               ----         ----         ----
                                    (in thousands)
Revenue from sales
to unaffiliated customers:
  Electric                     $132,799     $128,834     $126,194
  Independent energy            650,711      539,762      176,076
  Communications                    278            -            -

Revenue from
  inter-company sales:
   Electric                    $    423     $    402    $     303
   Independent
     energy                       7,664       10,256       11,089

For additional information relating to the Company's operations by business line see Note 11 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

                              ELECTRIC POWER SUPPLY

General
-------

Black Hills Power has been able to meet the needs of its customers for electric power and energy through its owned generating capacity and by contract purchases. Black Hills Power's peak load of 361 megawatts was reached in July 1999. Black Hills Power is a member of a power pool, the Rocky Mountain Reserve Group. Black Hills Power's 1999 reserve requirement, and estimated 2000 reserve requirement, is 20 megawatts, consisting of 10 megawatts of spinning reserves and 10 megawatts of secondary reserves.

Black Hills Power owns coal-fired generating units having a summer capability rating of 214 megawatts and 77 megawatts of oil-fired diesel and natural gas-fired combustion turbines for peaking and standby use. In addition, Black Hills Power is currently constructing a 40 megawatt natural gas-fired combustion turbine for additional peaking resources and load growth. Black Hills Power purchases additional resources under three contracts with Pacific Power: the Power Sales Agreement, under which it purchases 75 megawatts of baseload power declining to 50 megawatts from 2000 to 2004; the Reserve Capacity Integration Agreement, under which 33 megawatts of additional reserve capacity are available; and the Capacity Contract, under which Black Hills Power has options to be exercised seasonally to purchase up to 60 megawatts of capacity.

Pacific Power's Power Sales Agreement
-------------------------------------

This agreement obligates Black Hills Power to purchase from Pacific Power 75 megawatts of electric power plus energy at a load factor varying from a minimum of 41 percent to a maximum of 80 percent as scheduled by Black Hills Power. In October 1997, Black Hills Power entered into a second Restated and Amended Power Sales Agreement with Pacific Power. The Amended Agreement reduces the contract capacity by 25 megawatts (5 megawatts per year beginning in 2000). The contract terminates December 31, 2023. The power and energy delivered is power from Pacific Power's system and does not depend on any one unit, but the price is generally based on Pacific Power's costs in Units 3 and 4 of the Colstrip coal-fired generating plant near Colstrip, Montana. Black Hills Power contracts for transmission service from Pacific Power under Pacific Power's FERC approved transmission rates. The Company has incurred average capacity charges of $14,400 per megawatt month and energy charges of $11.46 per megawatt hour over the last three years of this agreement with a 70 percent load factor for a total per megawatt hour cost of $34.47.

Pacific Power's Reserve Capacity Integration Agreement
------------------------------------------------------

This agreement obligates Pacific Power until the end of the contract in 2012 to make available to Black Hills Power 100 megawatts of reserve capacity to be acquired by Black Hills Power only at such time under prudent utility practice Black Hills Power would have operated its combustion turbines. In return, Pacific Power has the right to utilize Black Hills Power's four 25 megawatt combustion turbines (with a summer rating of 67 megawatts), but Black Hills Power has a prior right to use said turbines to support the transmission system. The price for any energy Black Hills Power acquires under this agreement is based upon the lower of Pacific Power's incremental costs of generation of its highest priced coal-fired plant or the cost of fuel to operate the combustion turbines. Pacific Power also pays certain operating and maintenance expenses of the combustion turbines, together with a $50,000 payment per month for the remaining life of the contract.

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

As evidenced by a 1 percent increase in customers in both 1999 and 1998, the economy in and around Black Hills Power's service territory is believed by management to be stable. Small businesses and regional plant expansions are continually being attracted to the region along with retirees who have discovered the Black Hills region with its scenery, recreational activities and medical services to be an attractive place to live. Management anticipates that the economy will continue to experience modest growth, but can give no assurances, as many economic factors will greatly influence any economy. Ellsworth Air Force Base, a B-1 bomber military base near Rapid City, survived the fourth round of base closures in 1995 but may be subject to future base closures that are beyond the Company's control. The Company does not serve the air base, but the base impacts the surrounding economy. In January 1998, Homestake Mining Company (Homestake), the Company's third largest customer at
4.3 percent of 1999 electric revenues, announced a reorganization and restructuring plan at its gold mine in Lead, South Dakota. Load reductions at Homestake were mitigated by additional off-system wholesale sales. Other major industries in and around Black Hills Power's service territory have been economically stable.

Wholesale to City of Gillette
-----------------------------

Black Hills Power sells electric power and energy to the municipal electric system at Gillette, Wyoming. Service is rendered under a long-term contract, amended in 1998, and expiring July 1, 2012, wherein Black Hills Power sells to the City of Gillette its first 23 megawatts of capacity requirements and the associated energy. In 1998, as part of a contract amendment, the transmission service component was unbundled from the power supply agreement, and transmission service will be provided at FERC approved rates. In the amended contract, the City of Gillette has agreed not to apply to FERC for any rate change to be effective prior to January 1, 2003, unless and in the event that Black Hills Power files for a rate change with FERC, which rate filing cannot be effective prior to January 1, 2002, except under extraordinary events as defined in the contract. In addition, Black Hills Power agreed to phase in price reductions for the power purchased by the City of Gillette. The most recent average annual capacity factor for this 23 megawatt demand has been approximately 92 percent. Sales to Gillette represented 9.6 percent and 9.5 percent of total firm energy sales and 5.9 percent and 6.1 percent of revenue from total firm electric sales in 1999 and 1998, respectively.

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

The agreement provides for fixed rates for capacity and energy to be paid by MDU during the 10-year contract term. Black Hills Power and MDU have agreed not to apply to FERC for any rate changes in the contract for the entire 10-year term other than increases caused by governmental direct taxes on electric generation fired by hydrocarbons. The agreement further provides for Black Hills Power and MDU to equally share the costs of constructing a combustion turbine of approximately 70 megawatts at such time during the 10-year term that Black Hills Power determines in its sole discretion that such turbine is required. While Black Hills Power has begun construction of a 40 megawatt gas-fired combustion turbine, and approached MDU with the right of participation in such construction, MDU has declined participation in this project.

Additional Off-System Sales
---------------------------

Black Hills Power sold 445,700, 371,100 and 279,600 megawatt hours of non-firm energy in 1999, 1998 and 1997 respectively. The selling price is based on spot market prices.

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

In 1998, the FERC approved a settlement in Black Hills' Order 888 open access transmission tariff filing. This settlement allows Black Hills to use the revenues received under the long-term transmission agreement between the Company and the Cooperatives which terminates on December 31, 2020 as being equal to the cost of providing service to the Cooperatives. The Cooperatives' transmission loads are not considered when calculating Black Hills' open access transmission tariff rates; and as such, the Cooperatives are paying less than their fully allocated cost for use of the transmission system. But as a result of allowing the revenue credit methodology, the open access transmission rates still allow Black Hills to earn a just and reasonable rate on its transmission facilities. The settlement with the FERC is consistent with past actions of the SDPUC and WPSC, which similarly have allowed Black Hills to use the revenue credit methodology in determining bundled rates for retail customers.

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

                  COMPETITION IN THE ELECTRIC UTILITY BUSINESS

Long-Term Contracts
-------------------

In 1998, Black Hills Power initiated an effort to enter into new contracts with its largest industrial customers. During 1999, this effort was expanded to cover most of Black Hills Power's larger commercial and industrial accounts. The contracting effort had two parts, the first being customer specific negotiations with industrial customers with loads greater than 5 MW. These customers typically were being served under contracts that had matured to the point where the customer could exercise its right to extend the contract annually to in effect have a three-year remaining term (right-to-extend term).

Part two of the effort was the design and approval by the SDPUC of the new General Service Large-Optional Combined Account Billing tariff. This tariff allows customers with multiple accounts eligible for the General Service Large tariff to aggregate these loads prior to billing under a declining block rate schedule modeled after the existing General Service Large rate.

A key provision of the new tariff and large industrial contracts is the agreement of the customer to grant Black Hills Power a five-year right to continue to serve the customer if deregulation occurs (meet or release contracts). This right is essentially an option to serve the customer's firm power requirements at market prices.

As of February 2000, Black Hills Power has replaced all but two of the 1995 rate case "right-to-extend term" contracts with the "meet or release" approach. Of the two remaining contracts, the largest customer (approximately 5 MW) is expected to sign a five-year fixed term contract, while the other customer is a curtailable load that was not targeted for the new contract. The new contracts cover 6 large industrial customers representing 62 MW of load.

In addition, Black Hills Power was successful in implementing the new General Service Large-Optional Combined Account Billing tariff. In all, 22 customers, representing 104 accounts and 33 MW of the 40 MW of estimated eligible load, have elected service and signed contracts under the new tariff.

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

As a result of these changes in the law and regulations, the traditional public utility, such as Black Hills Power, is more likely to purchase energy required for its franchised service territories through competitive bidding and either not expand its rate base generating capabilities or engage in the electric generation business through independent power producers by selling to other utilities. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -RESULTS OF OPERATIONS - Independent Power Production.)

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

This waiver will remain in effect until such time that Black Hills Power is determined (by FERC) to not be providing information about its transmission network to other potential system users.

Transmission Access
-------------------

In 1996, the FERC adopted Order 888 that requires each public utility under its jurisdiction to file open access transmission tariffs that provide rates which are comparable to the same transmission costs of the public utility to transmit power over its system. The rates provide for various transmission services to be provided for any competitor but apply to the transmission of electric power for wholesale purposes only. FERC has established Black Hills Power's open access transmission tariffs. The regulations further require the public utility to keep posted for public access, on an electronic bulletin board, all current information concerning the availability and rates for these transmission services. In 1996, Black Hills Power was granted an extension by FERC to delay establishing an electronic bulletin board until WAPA, which operates the control area in which Black Hills Power is located, establishes or participates in an electronic bulletin board. In June, 1999, Black Hills Power obtained a full waiver (from FERC) from meeting these electronic bulletin board reporting requirements. The public utilities are further required by FERC to adopt standards of conduct which require the functional separation of those persons who operate and market the transmission system from those persons who buy and sell power for the same utility; however, the FERC granted a waiver to Black Hills Power from the requirement to adopt the standards of conduct in view of Black Hills Power's small transmission system and lack of significant market control. The regulations are designed to attempt to eliminate any market advantage of the utility owning transmission over others engaged in the sale of electric power at wholesale.

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

Black Hills Power currently furnishes transmission service for competing RECs through contract. As long as the states in which Black Hills Power operates continue to grant exclusive service territories, the federal government does not preempt this state jurisdiction and municipalities in Black Hills Power's service territory do not establish municipal electric systems, the increase in transmission access for wholesale purposes through Black Hills Power's transmission system is not likely to have any material adverse effect upon Black Hills Power. Such open access may have a beneficial effect by opening opportunities for the Company to further the marketing of coal-fired energy outside of its service territory. On December 20, 1999, the FERC issued Order No. 2000, Final Rule on Regional Transmission Organizations ("RTOs"). The objective of FERC is for all transmission-owning entities, including non-public utility entities, to place their transmission facilities under the control of appropriate RTOs in a timely manner. Black Hills Power is a FERC jurisdictional utility and per Order 2000 will be required to make a filing with FERC by October 15, 2000 which will either contain a proposal for establishing an operational RTO by December 15, 2001, or a description of our efforts to participate in an RTO, any existing obstacles in achieving RTO participation, and any plans to work towards RTO participation. Black Hills Power has been actively participating in various discussion groups in reviewing some of the various aspects associated with participating and establishing this type of organization for this region. Black Hills Power will be making a filing to the FERC.

Retail Wheeling
---------------

Legislative proposals requiring a public utility to allow its competitors to utilize the utility's electric distribution system to serve end-use customers who are located in service areas assigned to that public utility, commonly referred to as retail wheeling, are getting serious consideration in Congress and has been adopted in numerous states and is being considered and studied in many other states. Since the duplication of electric transmission and distribution systems would neither be efficient nor tolerable by the public, the transmission and distribution portion of the business is likely to continue to be regulated with rates based on costs. The Company cannot predict when and if mandated retail wheeling will come to the areas where it now provides exclusive retail electric service. Major problems should be resolved first, such as the preservation of reliable service, compensation to a utility for investment incurred to fulfill its duty to serve but stranded because of competition, fairness of market pricing between large industrial users and small business and residential users and assurances that all utilities, including the RECs, are bound to operate under the same rules.

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

                               INDEPENDENT ENERGY

Coal Sales to Black Hills Power's Plants
----------------------------------------

Wyodak Resources sells coal to Black Hills Power for all of its requirements under an agreement that limits earnings from all coal sales to Black Hills Power (including the 20 percent share on the Wyodak Plant and all sales to Black Hills Power's other plants) to a return on Wyodak Resources' original cost, depreciated investment base. The return is 4 percent (400 basis points) above A-rated utility bonds to be applied to Wyodak Resources' coal mining investment base as determined each year. Black Hills Power made a commitment to the SDPUC, the WPSC and the City of Gillette that coal would be furnished and priced as provided by this agreement for the life of NS #2. Earnings from the intercompany sales of coal at this time represent 4.5 percent of the Company's 1999 consolidated earnings.

Sales and production statistics for the last three calendar years comparing sales to Black Hills Power to others are as follows:

                                       % Revenue
                    Revenue             Derived
                   from Sale           from Black       Tons of
Year                of Coal            Hills Power     Coal Sold
----               ---------           -----------     ---------
                         (in  thousands, except % revenue)

1999                 $31,095              25            3,180
1998                  31,413              33            3,280
1997                  31,080              36            3,251


Coal Sales to the Wyodak Plant
------------------------------

Wyodak Resources furnishes all of the fuel supply for the Wyodak Plant in which Black Hills Power owns a 20 percent interest and Pacific Power an 80 percent interest. (See Note 6 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) The price for unprocessed coal sold to Pacific Power for its 80 percent interest in the Wyodak Plant is determined by a coal supply agreement entered into by Black Hills Power, Pacific Power and Wyodak Resources in 1978 and terminating in the year 2013. This agreement was amended and restated in 1987. Revenue from coal sales to the Wyodak Plant totaled $24,883,000 in 1999 or 80 percent of revenue for all coal sold by Wyodak Resources. The quantity of coal sold in 1999 for the Wyodak Plant was 2,078,000 tons, as compared to 2,120,000 tons sold in 1998. Barring unusual periods of maintenance, the quantity of coal for the maximum consumption capability of the Wyodak Plant for one year is approximately 2,100,000 tons and the average yearly consumption is 1,900,000 tons. The average consumption is expected to continue during the remaining 14 years of the coal agreement. However, from time to time, the plant's physical operating capabilities will affect the quantity of coal burned.

Of the 3,180,000 tons of coal sold by Wyodak Resources in 1999, 1,398,000 tons were sold to Black Hills Power, 1,663,000 tons were sold to Pacific Power and 119,000 tons were sold to others.

Wyodak Resources' revenue from sales of coal to Pacific Power and Black Hills Power as compared to its revenue from all sales to total unaffiliated customers for the last three years was as follows:

                             1999        1998        1997
                             ----        ----        ----
                                    (in thousands)
Sales to:
Pacific Power               $22,610     $20,263     $19,240
Black Hills Power             7,664      10,256      11,089
All unaffiliated
customers                    23,431      21,157      19,991

Oil and Gas Operations
----------------------

The Company's oil and gas production is sold at or near the wellhead, generally at prevailing posted prices. Black Hills Exploration and Production has been able to market all of its oil and gas production. Oil and natural gas revenues are subject to market price volatility.

Operating revenue by source for the last three years was as follows:

                Oil and Gas      Gas Plant          Field
     Year           Sales         Revenue         Services
     ----       -----------      ---------        --------
                                (in thousands)

1999                $10,075         $738             $2,239
1998                  9,204          613              2,745
1997                  9,763          755              2,777

Black Hills Exploration and Production sold approximately 783,000 equivalent barrels of oil in 1999 comprised of 59 percent gas and 41 percent oil.

Energy Marketing Operations
----------------------------

The Company's energy marketing operations market natural gas, crude oil, and/or coal to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest regions of the United States. Natural gas marketing operations are located in Denver, Colorado, with sales offices in Chicago, Illinois and Calgary, Alberta, Canada. Crude oil marketing operations are headquartered in Houston, Texas with sales offices in Tulsa, Oklahoma and Midland, Texas. Coal marketing operations are headquartered in Mason, Ohio with sales offices in Turnersville, New Jersey and St. Clairsville, Ohio.

In September 1999, the Company consolidated its wholesale gas marketing operations into the Denver, Colorado office. In the fourth quarter of 1999, the Company sold its retail gas marketing operations in Colorado and Pennsylvania. In July 1999, Black Hills Energy Resources acquired a minority ownership interest in a 200 mile pipeline with a capacity of 67,000 barrels per day. The majority owner and operator of the pipeline is Equilon Pipeline Company.

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

Revenues and marketed daily volumes by energy product for the last three years are as follows:

                           1999           1998           1997
                           ----           ----           ----
                                     (in thousands)
Revenues:
  Natural gas           $382,809        $375,934       $95,980*
  Crude oil              192,207         117,185        46,810*
  Coal                    39,212          12,924*            -

Daily Volumes:
  Natural gas
   (mmbtus)              486,800         487,000       231,000*
  Crude oil
   (barrels)              19,270          19,000        12,600*
  Coal (tons)              4,500           4,400*            -
*Since date of acquisition

The  marketing   operations  are  high  volume,   low  margin  businesses  whose
contribution to consolidated earnings has not been significant.

Independent Power Production
----------------------------

In December 1999, Black Hills Generation and Indeck Capital, Inc. jointly acquired 111 megawatts of natural gas-fired combustion turbines under construction in Colorado. The project has a seven year tolling agreement with Public Service Company of Colorado and is expected to cost approximately $80 million. In-service date for the project is expected to be June of 2000.

In August 1999, Black Hills Generation began initial engineering and site preparation for an 80 megawatt coal-fired electric generation facility at the Wyodak coal mine.

In January 2000, the Company announced a definitive agreement, subject to certain conditions of closing including regulatory approval, to acquire Indeck Capital, Inc., a privately held independent power producer.

                            COMMUNICATIONS OPERATIONS

In September 1998, Black Hills Capital Group formed Black Hills Fiber Systems, Inc. (formerly Black Hills FiberCom, Inc.). Black Hills Fiber Systems, Inc. owns a 51 percent equity interest in Black Hills FiberCom, LLC which provides facilities-based communication services for Rapid City and the Northern Black Hills of South Dakota. The Company partnered with an international telecommunications firm, GLA International, of St. Louis, Missouri, to build Black Hills FiberCom's 200 mile fiber optic backbone and a 500-mile hybrid fiber coaxial (HFC) network in Rapid City and the Northern Black Hills.

In the fourth quarter of 1999, the company began providing state-of-the-art technology offering local and long distance telephone service, expanded cable television service, Internet access, and high-speed data and video services to residential and business customers.

The hybrid fiber coaxial cable link enables customers to receive telephone, cable television, internet, and high-speed data and video services all through one cable coming into their businesses and homes. The network is designed to provide greater reliability because there is redundancy built into the system. Compared with the present telecommunications network in the Black Hills, connections to homes and businesses will have significantly greater capacity.

At December 31, 1999 the Company had built 200 miles of fiber optic backbone and 100 miles of HFC plant and was serving business and residential customers.

DAKSOFT,  Inc.  develops  and markets  internally  generated  computer  software
associated   with  the   Company's   business   segments  and  the  utility  and
communications industries.

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

Air Quality
-----------

Under the federal Clean Air Act, the federal Environmental Protection Agency ("EPA") has promulgated national air quality standards for certain air pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The Company was granted a prevention of significant deterioration ("PSD") construction permit by the DEQ for NS #2. The PSD construction permit set emission rate limitations on particulate, sulfur dioxide, nitrogen oxides and opacity. Black Hills Power has been in substantial compliance with its PSD construction permit in its operations of NS #2 since its completion in August of 1995. Black Hills Power received an operational PSD construction permit from DEQ in 1999.

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

All existing generating units of the Company are required to obtain operating source permits under the Clean Air Act amendments. The operating permit applications for the Osage and NS #1 generating units were submitted in 1995 and received in 1997. Air quality permits for the Ben French Station were renewed in 1999 by the Department of Environment and Natural Resources of South Dakota.

Because the 1990 amendments to the Clean Air Act have been or will be implemented and interpreted in the future, compliance with yet-to-be promulgated and interpreted regulations may require additional capital and operational expenditures in the future, most likely from enhanced monitoring costs. Due to the political sensitivity and volatility of environmental issues and how they may be implemented, management can give no assurances that unexpected additional capital and operating costs may be required in the future that would have a material impact on financial results.

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

Cleanup costs recognized to date total approximately $465,000, of which amount $379,000 has been reimbursed from the South Dakota Petroleum Release Compensation Fund. To date, no penalties, claims or actions have been taken or threatened against the Company because of this oil spill.

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

Electromagnetic Fields
----------------------

A number of studies have examined the possibility of adverse health effects such as cancer from electromagnetic fields (EMF) which are caused by electric transmission and distribution facilities, however, recent studies have shown no adverse effects. Certain states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. None of the jurisdictions in which Black Hills Power operates has adopted formal rules or programs with respect to EMF or EMF considerations in the siting of electric facilities. Black Hills Power expects that public concerns will make it more difficult and costly to site and construct new power lines and substations in the future. It is uncertain whether Black Hills Power's operations may be adversely affected in other ways as a result of EMF concerns. Black Hills Power is designing all new transmission lines under EMF standards adopted by the State of Florida so as to minimize the EMF effect. The Company is unable to predict the future costs to the electric utility industry, including the Company, if a determination is made in the future, either based on facts or perception, that EMF causes adverse health effects.

The Company makes ongoing efforts to comply with new as well as existing environmental laws and regulations to which it is subject. It is unable to estimate the ultimate effect of existing and future environmental requirements upon its operations.

                                    EMPLOYEES

At December 31, 1999, the number of employees of the Company (including Black Hills Power), independent energy companies and communications companies, were 300, 105 and 70, respectively, for a total of 475 employees.

Approximately 48 percent of the employees of Black Hills Power are covered by union contracts with the International Brotherhood of Electrical Workers. In the Company's opinion employee relations are satisfactory.


--------------------------------------------------------------------------------

ITEM 2.   PROPERTIES

                               ELECTRIC PROPERTIES

The following table provides information on the generating plants of Black Hills Power. During 1999, 99 percent of the fuel used in electric generation, measured in Btus (British thermal units), was coal.

Generating Units
----------------

                                                       Name Plate
                                      Year of           Rating        Principal
                                    Installation       (Kilowatts)       Fuel
                                    ------------       -----------    ---------
Osage Plant - Osage, Wyoming          1948-1952           34,500         Coal
Ben French Station-Rapid City,
South Dakota                            1960              25,000         Coal
                                        1965              10,000         Oil
                                      1977-1979(a)       100,000      Oil or gas
Neil Simpson Station-Gillette,
Wyoming                                 1969              21,760         Coal
                                        1995(b)           88,900         Coal
Wyodak Plant - Gillette, Wyoming        1978(c)           72,400         Coal
                                                         -------
Total                                                    352,560
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

                          INDEPENDENT ENERGY PROPERTIES

Independent energy properties consist of coal mining properties, oil and natural gas properties, energy marketing properties and independent power properties.

Coal Mining Properties
----------------------

Wyodak Resources is engaged in mining and processing sub-bituminous coal near Gillette in Campbell County, Wyoming, and owns or has user rights in the necessary mining, processing and delivery equipment to fulfill its sales contracts. The coal averages 8,000 Btus per pound. Mining rights to the coal are based upon four federal leases and one state lease. The estimated recoverable coal from the leases as of December 31, 1999 is 277,717,000 tons, of which 19,934,000 tons are committed to be sold to the Wyodak Plant and approximately 24,150,000 tons to Black Hills Power's other plants.

Each federal lease grants Wyodak Resources the right to mine all of the coal in the land described therein, but the government has the right at the end of 20 years from the date of the lease to readjust royalty payments and other terms and conditions. All of the federal leases provide for a royalty of 12.5 percent of the selling price of the coal. The state lease provides for a royalty to be determined every five years. Currently, the royalty on the state lease, approved in 1998, is 9 percent of the selling price of the coal. Each federal lease and state lease requires diligent development to produce at least one percent of all recoverable reserves within either 10 years from the respective dates of the 1983 leases or 10 years from the date of adjustment of the other leases. Each lease further requires a continuing obligation to mine, thereafter, at an average annual rate of at least one percent of the recoverable reserves. All of the federal leases and the state lease constitute one logical mining unit which is treated as one lease for the purpose of determining diligent development and continuing operation requirements. All coal is to be mined within 40 years from December 31, 1991, the date of the logical mining unit. Even if federal and state coal leases are not mined out in 40 years, the Company believes that the federal coal is likely to be available for further lease after the 40 years. Wyodak Resources' current coal agreements require production which should be sufficient to satisfy the diligent development and continual operation requirements of present law absent any unexpected event. Wyodak Resources will require additional coal sales in order to mine all of its state and federal coal within the 40 year requirement.

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

Oil and Natural Gas Properties
------------------------------

Black Hills Exploration and Production operates 298 wells as of December 31, 1999. The majority of these wells are in the Finn Shurley Field, located in Weston and Niobrara Counties, Wyoming. Black Hills Exploration and Production does not operate, but owns a working interest in 284 producing properties located in the western and southern United States. Black Hills Exploration and Production also owns a 44.7 percent non-operating interest in a natural gas processing plant also located at the Finn Shurley Field.

Black Hills Exploration and Production participated in the drilling of 52 exploratory and development wells in 1999. Black Hills Exploration and Production's average working interest in such wells was 17 percent, or 9 net wells. A development well is a well drilled within the presently proved productive area of an oil and gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir. An exploratory well is a well drilled in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. Thirty-nine out of the 52 wells drilled in 1999 were completed as producing wells for an overall drilling success rate of 75 percent.

See the table in Note 10 of "NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS" for Black Hills Exploration and Production's estimated quantities of proved developed and undeveloped oil and natural gas reserves at December 31, 1999, 1998 and 1997, and a reconciliation of the changes between these dates using constant product prices for the respective years.

Energy Marketing Properties
---------------------------

In 1999, Black Hills Energy Resources formed Black Hills Millenium Pipeline Company to own a minority interest in a 200 mile pipeline in Texas. The pipeline has a capacity of 67,000 barrels per day. The majority owner and operator of the pipeline is Equilon Pipeline Company LLC. The pipeline is scheduled to begin operations in the second quarter of 2000.

Independent Power Properties
----------------------------

In December 1999, Black Hills Generation jointly acquired 111 megawatts of natural gas-fired combustion turbines under construction in Colorado. Black Hills Generation has a fifty percent interest (with Indeck Capital, Inc. owning the other fifty percent). The turbines are expected to be placed in service in June 2000.

                            COMMUNICATIONS PROPERTIES

Black Hills FiberCom, LLC is a competitive local exchange carrier providing local and long-distance telephone service, cable television and high speed data services. At December 31, 1999 the company has 200 miles of fiber optic backbone cable and 100 miles of hybrid fiber coaxial cable to service its customers. When deployment is complete the company expects to have approximately 500 miles of hybrid fiber coaxial cable. In addition, the company owns a building housing its employees, a central office switch and a cable head-end. The company also has co-location rights within a US West Communications building.

ITEM 3.   LEGAL PROCEEDINGS

Other Legal Proceedings
------------------------

The Company and its subsidiaries are involved in minor routine administrative proceedings and litigation incidental to the businesses, none of which, in the opinion of management, are expected to have a material effect on the consolidated financial statements of the Company. .

ITEM 4.       SUBMISSION OF MATTERS TO A
              VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1999.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S
              COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

The Company's Common Stock ($1 par value) is traded on The New York Stock Exchange. Quotations for the Common Stock are reported under the symbol BKH. At year-end, the Company had 6,086 common shareholders of record. All 50 states and the District of Columbia plus 10 foreign countries are represented.

The Company has declared Common Stock dividends payable in cash in each year since its incorporation in 1941. At its January 2000 meeting, the Board of Directors raised the quarterly dividend to 27.0 cents per share, equivalent to an annual increase of 4.0 cents per share. This regular quarterly dividend is payable March 1, 2000. Dividend payment dates are normally March 1, June 1, September 1, and December 1.

Quarterly dividends paid and the high and low Common Stock prices for the last two years reflecting the 3-for-2 Common Stock split in March 1998 were as follows:

                            Year ended December 31, 1999
                       1st        2nd        3rd         4th
                       ---        ---        ---         ---
Dividends paid
  per share           $0.26    $0.26         $0.26      $0.26
Common stock
  Prices
     High             $26.50    $23.88       $25.63     $23.31
     Low              $21.00    $21.00       $22.19     $20.31

                            Year ended December 31, 1998
                       1st        2nd        3rd         4th
                       ---        ---        ---         ---
Dividends paid
  per share           $0.25    $0.25         $0.25      $0.25
Common stock
  Prices
     High             $25.56    $24.25       $26.88     $27.94
     Low              $21.00    $20.69       $22.31     $24.13



--------------------------------------------------------------------------------
ITEM 6.       SELECTED FINANCIAL DATA

The following data was derived from the Company's audited financial statements.

Years ended December 31                              1999             1998             1997             1996             1995
                                                     ----             ----             ----             ----             ----
                                                                     (in thousands, except per share amounts)
Operating revenues                                  $791,875         $679,254          $313,662         $162,588         $149,817
Net income                                            37,067           25,808*           32,359           30,252           25,590
Per share of common stock:
    Earnings - basic and diluted                        1.73             1.19*            1.49              1.40            1.19
    Dividends paid                                      1.04             1.00             0.95              0.92            0.89
Total assets                                         674,806          559,417           508,741          467,354          448,830
Long-term debt                                       160,700          162,030           163,360          164,691          166,069

Quarterly financial data for the years indicated (are summarized in thousands, except per share amounts) as follows:

                                                                      1st               2nd              3rd              4th
                                                                      ---               ---              ---              ---
Year ended December 31, 1999
Operating revenues                                                  $168,201           $186,195         $219,779         $217,700
Operating income                                                      15,980             13,786           16,675           15,450
Net income                                                             9,035              7,763            9,725           10,544
Earnings per share                                                       .42               .36              .45              .50

Year Ended December 31, 1998
Operating revenues                                                  $153,837           $161,334         $170,158         $193,925
Operating income                                                      14,875             13,915           17,603            2,840*
Net income                                                             8,544              7,497            9,616              151*
Earnings per share                                                       .39               .35              .45              .01*

*Includes $8.8 million, or 41 cents per share, non-cash writedown of certain oil and gas properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In light of the Company's expansion over the past two years into the areas of communications and independent energy, during the fourth quarter of 1999, the Company formally reorganized its operations into three distinct business units, as follows:

o The electric utility business unit, consisting of Black Hills Power and Light Company. This business unit supplies electric utility service in western South Dakota, northeastern Wyoming, and southeastern Montana.

o The independent energy business unit, consisting of Wyodak Resources Development Corp., Black Hills Exploration and Production, Inc., Enserco Energy, Inc., Black Hills Energy Resources, Inc., Black Hills Coal Network, Inc., Black Hills Energy Capital, Inc. and Black Hills Generation, Inc. This business unit engages in the production and marketing of coal, crude oil and natural gas. Beginning in 2000, this business unit is expected to expand into the production and marketing of electricity through its pending acquisition of Indeck Capital, Inc. and the development and acquisition of other independent power interests.

o The communications business unit, consisting of a majority ownership of Black Hills FiberCom, L.L.C. Black Hills FiberCom markets communications services in Rapid City and the Northern Black Hills of South Dakota. This business unit also includes DAKSOFT, Inc., which primarily develops and markets internally generated computer software programs and services for the utility and communications industries.


                         LIQUIDITY AND CAPITAL RESOURCES

In 1999, the Company generated cash from operations sufficient to meet its operating needs, pay dividends on common stock, pay long-term debt maturities and provide financing for the investment in independent power assets. Property additions were primarily financed through increased short-term debt and notes payable. In 1998 and 1997, the Company generated sufficient operating cash to meet its operating needs, pay dividends and finance its capital requirements. The 1999 property additions consisted of 1) the electric utility business unit's construction of a 40 megawatt gas-fired combustion turbine, modernization of facilities and replacement of equipment; 2) the independent energy business unit's oil and natural gas drilling program, reserve acquisitions, replacement and/or refurbishment of mining equipment and investment in a joint venture pipeline; and 3) the communications business unit's additions primarily represent the deployment of the state-of-the-art fiber optic communications network in Rapid City and the northern Black Hills of South Dakota. The primary capital requirements of the Company for the past three years were as follows:

                                                                1999                1998                1997
                                                                ----                ----                ----
                                                                               (in thousands)
        Property additions:
          Electric utility                                     $31,911             $11,451             $12,484
          Independent energy                                    21,337              12,040               8,412
          Communications and other                              50,977               1,774                 191
        Independent power investments                           52,319                   -                   -
        Common stock dividends                                  22,602              21,737              20,540
        Energy marketing assets                                      -               1,960               7,232
        Maturities/redemptions of long-term debt                 1,330               1,331               1,534
                                                             ---------           ---------           ---------
                                                              $180,476             $50,293             $50,393
                                                              ========             =======             =======

Capital requirements for projected construction, capital improvements, independent energy investments, communications network construction and corporate development activities for the next three years are estimated (excluding any impact of future capital projects resulting from the pending Indeck Capital, Inc. acquisition) to be as follows:

                                                               2000                2001                 2002
                                                               ----                ----                 ----
                                                                              (in thousands)
        Electric utility                                    $  27,696             $13,490            $  13,338
        Independent energy                                     82,457              10,171               14,336
        Communications                                         19,441               4,519                4,795
        Corporate development                                  10,000              10,000               10,000
                                                             --------            --------             --------
                                                             $139,594             $38,180              $42,469
                                                             ========             =======              =======

-------------------------------------------------------------------------------

The electric utility's forecasted capital requirements include completion of the construction of the 40 megawatt gas-fired combustion turbine, replacement of equipment and modernization of facilities.

Independent energy's forecasted capital requirements include the pending $40 million acquisition of Indeck Capital, Inc., additional investment in the 111 MW independent power project in Colorado, oil and natural gas drilling program and reserve acquisitions and replacement of mining equipment and modernization of facilities. In addition to the above noted independent energy business unit capital requirements, the pending acquisition of Indeck Capital is expected to provide growth opportunities in independent power production assets currently estimated to be in the $25 million to $50 million range annually and the proposed construction of an 80 MW coal-fired electric generating facility at the Company's coal mine (WYGEN). Such projects will be evaluated based on the economics of each project and are expected to be funded through the appropriate mix of construction financing, long-term and short-term debt financing and equity financing.

The communications business unit forecast primarily represents the completion of the initial fiber optic network build-out in Rapid City and the northern Black Hills in 2000 and extension of the system thereafter. Excluded from the forecast are any additional market build-outs which will be evaluated at that time and are expected to be funded with the appropriate mix of short-term debt, vendor financing, long-term debt and equity.

Forecasted investment in corporate development activities is dependent on market conditions at the time and the Company's ability to identify opportunities consistent with its corporate strategy.

At December 31, 1999, electric operations is the only segment of the Company's business with long-term debt. Long-term debt sinking fund requirements are: $1.3 million in 2000, $3.0 million in 2001 and $18.0 million in 2002.

Under its mining permit, Wyodak Resources is required to reclaim all land where it has mined coal reserves. The cost of reclaiming the land is accrued as the coal is mined. While the reclamation process takes place on a continual basis, much of the reclamation occurs over an extended period after the area is mined. Approximately $0.7 million is charged to operations as reclamation expense annually. As of December 31, 1999, accrued reclamation costs were approximately $17.3 million.

The Company has a Dividend Reinvestment and Stock Purchase Plan, under which shareholders may purchase additional shares of Common Stock through dividend reinvestment or optional cash payments at 100 percent of the recent average market price. The Company has the option of issuing new shares or purchasing the shares on the open market. The Company used the open market purchase option for all of 1999, 1998 and 1997.

The debt component of the Company's capital structure at December 31, 1999 and 1998 was 43 percent and 44 percent, respectively.

The Company plans to place long-term non-recourse project level financing in 2000 to fund independent energy's combustion turbines in Colorado. In addition, upon satisfaction of the conditions of closing, including regulatory approval, the Company will issue equity and preferred stock to acquire Indeck Capital, Inc. The Company will issue $36 million of common stock and $4 million of preferred stock to fund the acquisition.

With expected growth in the independent energy and communications business units, the Company anticipates its long-term debt ratio will increase to 50-55 percent in the next five years. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-RESULTS OF OPERATIONS-Independent Power Production; and BUSINESS OUTLOOK STATEMENTS.)

The Company had $115 million and $12 million of unsecured short-term lines of credit at December 31, 1999 and 1998, respectively, which provide for interim borrowings and the opportunity for timing of permanent financing. There was $96.6 million outstanding under these lines of credit as of December 31, 1999. There are no compensating balance requirements associated with these lines of credit.

In addition to the above lines of credit, Black Hills Energy Resources has a $25 million uncommitted line of credit with a national bank to provide credit support for purchases and sales of crude oil. The Company does not provide credit support for this agreement. At December 31, 1999, there were outstanding letters of credit totaling approximately $13 million, which reduced the available credit to $12 million.

In addition to the above lines of credit, Wyodak Resources has guaranteed a $25 million line of credit for Enserco to use to guarantee letters of credit. Enserco pays a 0.125 percent facility fee on this line of credit. At December 31, 1999, there were no balances outstanding on this line of credit. At December 31, 1999 Enserco Energy, Inc. had $19.9 million in outstanding letters of credit.

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

The Company has adopted a Risk Management Policies and Procedures, approved by the Board of Directors, and reviewed routinely by the Audit Committee of the Board of Directors. The Risk Management Policies and Procedures include, but are not limited to, risk tolerance levels relating to authorized derivative financial instruments, position limits, authorization of transactions and credit exposure.

Operating margins earned by wholesale gas and crude oil marketing are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. The Company generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio. To the extent a net open position exists, fluctuating commodity market prices can impact the Company's financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.

Trading Activities
------------------

The Company, through its independent energy business unit, utilizes derivatives for its energy marketing services. These financial instruments include fixed price swap agreements, variable price swap agreements, basis swap agreements, exchange-traded energy futures contracts, and swaps and collars traded in the over-the-counter financial markets.

The derivatives are not held for speculative purposes but rather serve to hedge the Company's exposure related to commodity purchases or sale commitments. Under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10), these transactions qualify as trading activities which must be accounted for at fair value. As such, realized and unrealized gains (losses) are recorded as a component of income. Additionally, because of the Company's back-to-back transaction strategy, gains or losses only exist to the extent that the transactions are not effectively matched. Because the Company does not speculate with "open" positions, substantially all of its trading activities are back-to-back positions where a commitment to buy a commodity is matched with a committed sale or a financial instrument. During 1999, gains or losses on trading activities were not significant. The quantities and maximum terms of derivative financial instruments held for trading purposes at December 31, 1999 and 1998 are as follows:
                                                      Max.
                              Volume Covered          Term
December 31, 1999                (MMBtu's)           (Years)
-----------------             --------------         -------
Natural gas futures
contracts purchased                  860,000            1
Natural gas basis swaps
purchased                         17,741,500            4
Natural gas basis swaps sold      18,390,517            4
Natural gas fixed for
float swaps purchased              9,490,486            1
Natural gas fixed for
float swaps sold                  10,994,521            1
Natural gas collar
transactions; puts
purchased, calls sold               408,500             1
Natural gas collar
transactions; calls
purchased, puts sold                318,500             1

                                                      Max.
                              Volume Covered          Term
December 31, 1998                (MMBtu's)           (Years)
-----------------             --------------         -------
Natural gas futures
contracts purchased              1,470,000              2
Natural gas swap
contracts purchased              7,989,096              3
Natural gas swap
contracts sold                   1,473,000              1

Non-trading Activities
----------------------

To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into futures and swap transactions. The transactions are used to hedge price risk from sales of the Company's crude oil and natural gas production. For such transactions, the Company utilizes hedge accounting. (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Price Risk Management.)

At December 31, 1999, the Company had fixed rate for floating rate price swaps sold for 20,000 barrels per month for the year 2000 to hedge its crude oil price risk, with a fair value of $(0.5) million at December 31, 1999. At December 31, 1998, the Company did not have material crude oil derivatives in its non-trading activities. At December 31, 1997, the company had price collars and fixed rate for floating rate price swaps to hedge crude oil price risk for 15,000 barrels of oil per month, resulting in the recognition of $0.9 million of gains during 1998.

Credit Risk
-----------

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

Interest Rate Risk
------------------

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments and long-term debt obligations. As stated in its policy, the Company is adverse to principal loss and ensures the safety and preservation of its investments by limiting default risk, market risk, and reinvestment risk.

The Company mitigates default risk by investing in high credit quality securities consisting primarily of tax-exempt Federal, state and local agency obligations and by constantly monitoring the credit rating of any investment issuer or guarantor and by limiting the amount of exposure to any one issuer. The portfolio includes only securities with active secondary or resale markets to ensure portfolio liquidity. All short-term investments mature, by policy, in two years or less.

The effect of a 100 basis point (1 percent) increase in interest rates would not have a material effect to the Company's results of operations or financial condition, due to the short-term duration of the investment portfolio.

The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

--------------------------------------------------------------------------------

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's short-term investments and long-term debt obligations, including current maturities (in thousands).

                                      2000        2001        2002         2003          2004        Thereafter        Total
                                      ----        ----        ----         ----          ----        ----------        -----
Cash equivalents
    Fixed rate                      $  16,482   $    -      $    -       $    -        $    -        $       -        $ 16,482
    Average interest rate                5.60%       -           -            -             -                -            5.60%
Available for sale securities
    Fixed rate                      $   6,556   $ 1,030     $    -       $    -        $    -        $       -        $  7,586
    Average interest rate                4.14%     4.39%         -            -             -                -            4.18%
Total investment securities         $  23,038   $ 1,030     $    -       $    -        $    -        $       -        $ 24,068
    Average interest rate                5.19%     4.39%         -            -             -                -            5.15%

Long-term debt
    Fixed rate                      $   1,330   $ 3,029     $ 18,018     $ 3,068       $ 1,955       $  134,630       $162,030
    Average interest rate                9.11%     9.24%        6.96%       9.24%         9.37%            8.20%          8.12%

                                 RATE REGULATION

Existing Rate Regulation
-------------------------

As of January 1, 2000 the rate freeze period of the 1995 South Dakota and Wyoming rate cases relating to the inclusion of NS#2 into rate base expired. In June of 1999, the SDPUC approved a settlement between Black Hills Power and the commission staff, which extended the rate freeze from January 1, 2000, for another five years.

The South Dakota settlement provides that absent an extraordinary event occurs, Black Hills Power may not file for any increase in its rates or invoke any fuel and purchased power adjustment tariff to take effect during the freeze period ending January 1, 2005. The specified extraordinary events are: new governmental impositions increasing annual costs in South Dakota above $2.0 million, forced outages of both the Wyodak Plant and NS #2 projected to continue at least 60 days, forced outages occurring to either plant which are continued for a period of three months and is projected to last at least nine months, an increase in the Consumers Price Index at a monthly rate for six months which would result in a 10 percent or more annual inflation rate, the loss of a South Dakota customer or revenue from an existing South Dakota customer that would result in a loss of $2.0 million or more during any 12-month period, Black Hills Power's cost of coal to its South Dakota customers increases and is projected to increase by more than $2.0 million over the cost for the most recent calendar year, and electric deregulation as a result of either federal or state mandate which allows any customer of Black Hills Power to choose its provider of electricity at any time during the freeze period.

During the freeze  period,  except as  identified  above,  Black  Hills Power is undertaking the risks of machinery failure, load loss caused by either an economic downturn or changes in regulation, increased costs under existing power purchase contracts over which the Company has no control, government interferences, acts of nature and other unexpected events that could cause material losses of income or increases in costs of doing business. However, the settlement anticipates that Black Hills Power will retain during that period of time earnings realized from more efficient operations, sales from load growth, and off-system sales of power and energy.

In 1998, Black Hills Power initiated an effort to enter into a new contract with its largest industrial customers. This effort was expanded in 1999. The new contracts contain "meet or release" provisions which grant Black Hills Power a five-year right to continue to serve a customer in the event of deregulation. Additionally, Black Hills Power, through a new General Service Large Optional Combined Account Billing Tariff, has allowed general service customers to aggregate their loads, which also includes a provision for a five-year right to continue to serve such customer in the event of deregulation. Black Hills
Power's "meet or release" contracts now total more than 95 MW of large commercial and industrial load. These contracts provide Black Hills Power the assurance of a firm local market for its power resources, should deregulation occur. These industrial and large commercial customers, together with the wholesale power sale agreements with the City of Gillette and MDU, equal approximately 40 percent of Black Hills Power's firm load.

Regulatory Accounting
---------------------

Black Hills Power follows Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating Black Hills Power. As a result of Black Hills Power's regulatory activity, a 50-year depreciable life for NS #2 is used for financial reporting purposes. If Black Hills Power were not following SFAS 71, a 35 to 40 year life would probably be more appropriate which would increase depreciation expense by approximately $0.6 million per year. If rate recovery of generation-related costs becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to Black Hills Power's generation operations. In the event Black Hills Power determines that it no longer meets the criteria for following SFAS 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that could restrict Black Hills Power's ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

                              RESULTS OF OPERATIONS

Consolidated Results
--------------------

Company-wide revenues were $791.9 million, $679.3 million, and $313.7 million in 1999, 1998, and 1997, respectively, representing 17% and 117% increases in 1999 and 1998, respectively. These revenue increases resulted primarily from the acquisitions and growth in the energy marketing segment of the independent energy business unit.

The Company reported record earnings for 1999, due primarily to sales growth in the electric utility business unit, improved results in the independent energy business unit partially offset by expected start-up losses in the communications business unit. Consolidated net income for 1999 was $37.1 million compared to $25.8 million in 1998 and $32.4 million in 1997 or $1.73 per average common share in 1999, compared to $1.19 and $1.49 per average common share in 1998 and 1997, respectively. This equates to a 17.1 percent, 12.5 percent and 15.8 percent return on year-end common equity in 1999, 1998 and 1997, respectively.

In 1998, the Company recorded an $8.8 million (net-of-tax) charge to earnings related to a write down of certain oil and natural gas properties. Absent this charge, the Company's earnings per average common share for 1998 would have been $1.60, and a return on year-end common equity would have been 16.1 percent. The write down was primarily due to historically low crude oil prices, lower natural gas prices and decline in value of certain unevaluated properties. Absent other factors impacting depletion expense, the Company expects to continue to realize the benefit of reduced future depletion expense per unit of production because of this write down.

Dividends paid on common stock totaled $1.04 per share in 1999. This reflected increases approved by the Board of Directors from $1.00 per share in 1998 and $0.95 per share in 1997. All dividends were paid out of current earnings. The Company's dividend objective is to increase the dividend at or above the electric utility average and maintain the Company's payout ratio in the low 60's. Management believes this objective is attainable through earnings growth. The Company's three year dividend growth rate was 4.1 percent and the payout ratio for 1999 was 60 percent.

In January 2000 the Board of Directors increased the quarterly dividend 3.8 percent to 27 cents per share. If this dividend is maintained during 2000, it will be equivalent to $1.08 per share, an annual increase of 4 cents per share.

Revenue and net income (loss) provided by each business unit as a percentage of the Company's total revenue and net income, were as follows:

                                1999        1998        1997
                                ----        ----        ----
Revenue:
   Electric utility              17%        19%         40%
   Independent
     energy                      83         81          60
   Communications                 -          -           -
                                ----       ----        ----
                                100%       100%        100%
                                ====       ====        ====

                               1999        1998        1997
                               ----        ----        ----
Net Income (Loss):
   Electric utility             74%         96%         68%
   Independent
     energy                     31           5          33
   Communications               (5)         (1)         (1)
                               ----        ----        ----
                               100%        100%        100%
                               ====        ====        ====

The electric utility business unit has continued its stable growth both in terms of revenue and earnings over the past two years. Management believes this trend is stable and, absent system outages, will continue for the next several years due to the five-year extension of the electric utility's rate freeze in 1999. (See RATE REGULATION above.)

Management believes that opportunities exist to continue the improvement of results from the existing operations of the independent energy business unit. The coal mining and exploration and production segments of this business unit have provided, and are expected to continue to provide, stable cash flow and operating results. Management believes that the refocused energy marketing segments of this business unit will become profitable in 2000. Management also believes the Company's entry into the independent power generation business in 2000, through the pending acquisition of Indeck Capital, Inc. and the completion of the construction of the 111 MW of gas-fired combustion turbines in Colorado will have a positive impact on the independent energy business unit in terms of future growth and earnings. (See BUSINESS OUTLOOK STATEMENTS SECTION OF MANAGEMENT'S DISCUSSION AND ANALYSIS.)

While management expects continued losses in the near term from the communications business unit as the development of the fiber optics communications system in Rapid City and the Northern Black Hills progresses, management believes the long-term strategy related to this business unit will result in increasing earnings and cash flows. Growth opportunities also exist in the deployment of this technology in other markets.

EBITDA represents the sum of earnings before interest, taxes, depreciation and amortization.

EBITDA:
o is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity;

o is not intended to represent funds available for debt service, dividends, reinvestment, or other discretionary uses; and

o should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

EBITDA is included because our management believes that EBITDA is a meaningful measurement commonly used by the investment community. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

Electric Utility Business Unit
------------------------------

                             1999         1998         1997
                                     (in thousands)

Revenue                    $133,222      $129,236     $126,497
Operating expenses
                            80,936         79,340       81,886
                           --------      --------    ---------
Operating income           $ 52,286      $ 49,896    $  44,611
                           ========      ========    =========
Net income                 $ 27,286      $ 24,825    $  22,106
                           ========      ========    =========
EBITDA                     $ 68,299      $ 64,936    $  59,544
                           ========      ========    =========

Electric revenue increased 3.1 percent in 1999 compared to a 2.2 percent increase in 1998. Firm kilowatthour sales decreased 0.1 percent in 1999 compared to a 0.4 percent decrease in 1998. The increase in electric revenue in 1999 was primarily due to stable firm sales combined with a 20 percent increase in off-system sales. Degree days, a measure of weather trends, were 9 percent below 1998 and 13 percent below normal. The increase in electric revenue in 1998 was primarily due to a 60 percent increase in non-firm sales and a 2 percent increase in commercial sales partially offset by 4 percent decrease in industrial sales primarily due to Homestake's restructuring. Firm kilowatthour sales declined slightly due to Homestake but total kilowatthour sales increased 4 percent primarily due to a 33 percent increase in off-system sales. Degree days were 2 percent below 1997 and 4 percent below normal.

Revenue per kilowatthour sold was 5.4 cents in 1999 and 1998 compared to 5.5 cents in 1997. The number of customers in the service area increased to 57,709 in 1999 from 56,856 in 1998 and 56,269 in 1997. The revenue per kilowatthour sold in 1999 reflects the 20 percent increase in wholesale non-firm sales. The revenue per kilowatthour sold in 1998 reflects the 33 percent increase in wholesale non-firm sales to 371,100 megawatthours. The revenue per kilowatthour sold in 1997 reflects the increased wholesale sales to MDU's Sheridan, Wyoming customers and 279,600 megawatthours of wholesale non-firm sales.

Operating  expenses  have  remained  fairly  stable  over the last three  years.
Operating expenses increased 2.0 percent in 1999, primarily due to increased purchase power expense, operations and maintenance expenses and depreciation, partially offset by lower fuel expense. Operating expenses decreased 3.1 percent in 1998, primarily due to lower purchased power costs and strong operating cost management, partially offset by increased property taxes and fuel expense. 1998 purchased power costs declined due to the renegotiated Pacific Power Sales Agreement. (See ITEM 1. BUSINESS - ELECTRIC POWER SUPPLY - Pacific Power's Power Sales Agreement.)

Firm energy sales are forecasted to increase over the next 10 years at an annual compound growth rate of approximately 1 percent with the system demand forecasted to increase 2 percent. The Company currently has a winter peak of 344 MWs established in December 1998 and a summer peak of 361 MWs established in July 1999. These forecasts are from studies conducted by the Company with the help of outside consultants whereby Black Hills Power's service territory is examined and analyzed to estimate changes in the needs for electrical energy and demand over a 20-year period. These forecasts are only estimates, and the actual changes in electric sales may be substantially different. However, in the past the forecasts tracked actual sales within a band of reasonableness over a period of several years. Weather deviations can adversely affect energy sales when compared to forecasts based on normal weather.

Independent Energy Business Unit
--------------------------------

                              1999          1998         1997
                              ----          ----         ----
                                       (in thousands)
Revenue:
  Coal                       $ 31,095     $ 31,413      $ 31,080
  Gas and oil                  10,075        9,204         9,763
  Energy marketing            614,228      505,245       142,790
  Other                         2,977        4,156         3,532
                             --------     --------      --------
     Total revenue            658,375      550,018       187,165
Expenses                      644,196      536,048*      172,866
                             --------     --------      --------
Operating income             $ 14,179     $ 13,970*     $ 14,299
                             ========     ========      ========
Net income                   $ 11,882     $ 10,068*     $ 10,471
                             ========     ========      ========
EBITDA                       $ 25,016     $ 22,530      $ 21,672
                             ========     ========      ========

* Excludes $13.5 million pre-tax non-cash charge relating to certain oil and gas assets ($8.8 million net-of-tax)

Following is a summary of coal, oil and gas production sales and marketing volumes:

                              1999          1998          1997
                              ----          ----          ----
Tons of coal sold          3,180,000    3,280,000     3,251,000
Barrels of oil sold          318,000      344,000       299,000
Mcf of natural gas sold
                           2,791,000    2,056,000     1,747,000
Equivalent barrels
  of oil sold                783,000      687,000       590,000
Daily volume (energy marketing):
   Natural gas - mmbtus      486,800      487,000       231,000*
   Crude oil - barrels        19,270       19,000        12,600*
   Coal - tons                 4,500        4,400*           -
* Since the acquisition date

The combined independent energy business unit's revenues increased 20 percent in 1999 and 194 percent in 1998. In October 1998, the Company acquired a controlling interest in Enserco Energy, Inc. (this was an equity method investment of the Company in 1997). In September, 1998, the Company acquired Black Hills Coal Network, Inc. In July 1997, the Company acquired Black Hills Energy Resources, Inc. The revenue increases in 1999 and 1998 were primarily the result of consolidating these three energy marketing companies' operations from the time of the acquisitions. Additionally, revenues increased in both years as a result of increased volumes and increased product prices in 1999. The combined independent energy business unit's operating income and EBITDA (excluding the non-cash charge in 1998) have been stable during 1999, 1998 and 1997. The combined independent energy business unit's 1999 net income was improved over 1998 net income (excluding the non-cash charge in 1998) primarily due to record gas production, improved oil prices, lower depletion expense and the sale of certain retail gas marketing books in 1999, partially offset by a non-cash write-down of certain intangible assets relating to the wholesale gas marketing office in Houston.

Coal Mining
-----------

Wyodak Resources' coal mining operation has been very stable during the past three years, producing operating income of $12.6 million, $12.7 million and $12.2 million in 1999, 1998 and 1997, respectively; net income of $9.7 million, $9.6 million and $9.1 million in 1999, 1998 and 1997, respectively; and EBITDA of $15.7 million, $15.6 million and $15.3 million in 1999, 1998 and 1997, respectively. Wyodak Resources expects decreased sales in 2000 due to a planned five-week outage at the Wyodak Plant. The decrease in tons of coal produced and sold in 1999 was primarily the result of a ten-day planned outage at the Wyodak Plant and a planned outage at one of Black Hills Power's plants.

Oil and Gas
-----------

Black Hills Exploration and Production's operational results were as follows (excluding the non-cash charge in 1998 as discussed in the introduction to this section): operating income of $4.0 million, $1.2 million and $2.9 million in 1999, 1998 and 1997, respectively; net income of $2.5 million, $0.8 million and $2.1 million in 1999, 1998 and 1997, respectively; and EBITDA of $6.9 million, $6.4 million and $7.2 million in 1999, 1998 and 1997, respectively. Black Hills Exploration and Production's record operating income and net income in 1999 are primarily a result of record natural gas production, higher crude oil prices, and reduced depletion due to the combination of higher product prices and a reduced depletable basis due to the non-cash charge in 1998. Black Hills Exploration and Production's 1998 operating results were decreased primarily as a result of historically low crude oil prices, which not only reduced revenue but also increased depletion expense (lower oil and gas prices reduce the economically recoverable reserve amounts causing an increase in depletion expense). Black Hills Exploration and Production recognized approximately $2.6 million, $4.9 million and $3.9 million of depletion expense (excluding the write-down in 1998) in 1999, 1998, and 1997, respectively.

Following is a summary of Black Hills Exploration and Production's oil and gas reserves at December 31:

                                     1999       1998       1997
                                     ----       ----       ----
Barrels of oil (in millions)          4.1        2.4        2.5
Mmcf of natural gas                  19.5       16.0        9.1

Black Hills Exploration and Production's reserves are based on reports prepared by Ralph E. Davis Associates, Inc., an independent consulting and engineering firm. Reserves were determined using constant product prices at the end of the respective years. Estimates of economically recoverable reserves and future net revenues are based on a number of variables, which may differ from actual results. The increase in reserves at December 31, 1999 was due to improved drilling results, reserve acquisitions and improved product prices. The increase in reserves at December 31, 1998 was due to natural gas acquisitions and improved drilling results despite lower product prices. Black Hills Exploration and Production intends to increase its net proved reserves by selectively increasing its oil and gas exploration and development activities and by acquiring producing properties.

Energy Marketing
----------------

The energy marketing companies (Black Hills Energy Resources, Inc., Enserco Energy, Inc., and Black Hills Coal Network, Inc.) have produced the following results: operating income (loss) of $(2.4) million, $0.0 million and $(0.8) million in 1999, 1998 and 1997, respectively; a net loss of $(0.3) million in each 1999 and 1998 and a $(0.7) million loss in 1997; and EBITDA of $2.5 million, $0.6 million and $(0.7) million in 1999, 1998 and 1997, respectively. During 1999, the energy marketing companies sold certain of their retail gas marketing operations, resulting in after-tax gains of approximately $1.8 million. In 1999, revenue and the related cost of sales increased primarily due to a full year of Black Hills Coal Network operations (acquired in September
1998), increased product prices and increased oil volumes marketed. 1999 operating income was reduced by a non-cash write-down of certain intangible assets relating to the wholesale gas marketing office in Houston in the amount of approximately $1.2 million (net-of-tax).

The energy marketing companies generate large amounts of revenue and corresponding expense related to buying and selling energy products. Energy marketing is extremely competitive, and margins are typically very small. Management believes that the synergies the energy marketing companies will derive from the independent energy business unit's continued growth of its exploration and production business and expansion into independent power production will allow the energy marketing companies to generate improved operating results in future years.

Independent Power Production
----------------------------

In 1999, 1998 and 1997 independent power production results were not significant to the Company. In 2000, the Company believes the independent power production segment will increase revenues, earnings and cash flow. (see BUSINESS OUTLOOK STATEMENTS SECTION OF MANAGEMENT'S DISCUSSION AND ANALYSIS.)

Communications Business Unit
----------------------------

                              1999         1998         1997
                              ----         ----         ----
                                      (in thousands)
Revenue                      $    278    $       -    $       -
Operating expenses              4,852        1,087          471
                             --------    ---------    ---------
Operating loss               $ (4,574)   $  (1,087)   $    (471)
                             =========   =========    =========
Net loss                     $ (1,262)   $    (280)   $    (218)
                             =========   =========    =========
EBITDA                       $ (2,626)      $ (570)   $    (238)
                             =========   =========    =========

In September 1998, Black Hills Capital Group formed Black Hills FiberCom,
Inc. to provide facilities-based communications services for Rapid City, and the Northern Black Hills of South Dakota. The communications business unit, through Black Hills FiberCom, has invested more than $52 million in state-of-the-art technology that will offer local and long distance telephone service, expanded cable television service, Internet access, and high-speed data and video services. Further capital expenditures of approximately $29 million are expected over the next three years to complete the build out of the fiber optic network and to acquire (for sale to customers) customer premise equipment.

The Company is marketing the communications services to schools, hospitals, cities, economic development groups, and business and residential customers, and began serving customers in late 1999. In 1999, the operating losses were primarily due to start-up organizational costs, increased depreciation expense and increased interest expense associated with the capital deployment. By the end of 2000, management expects to have passed 17,000 homes and serve more than 3,000 business access lines. While continued operating losses are expected as the build out is completed, management expects that the communications business unit will have positive cash flow from operating activities by 2001. Management expects to continue to build value through continued expansion of its network in this market beyond 2000.

DAKSOFT, Inc. was incorporated by the Company in 1994, to develop and market internally generated computer software associated with the Company's business segments. Additionally, DAKSOFT has developed other products and services which are currently being used internally and marketed to third parties.

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

Management had previously formed a Year 2000 Committee to review and ensure the Company's compliance with what is commonly known as the "Year 2000 problem". In addition, consultants reviewed the Company's state of readiness. The Company's review encompassed supporting information technology systems, product generation and distribution systems, and business supply chain systems and infrastructure.

The cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 did not have a significant impact on the results of operations. The cost of the Year 2000 project was funded through operating cash flows. These costs are primarily attributable to the purchase of new software and equipment which are expensed or capitalized on a basis consistent with the Company's accounting policies for capital assets.

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

The Company's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures were to include specific procedures for potential Year 2000 issues. Contingency plans to protect the business from Year 2000-related interruptions are in place and include, for example, development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels.

Management presently believes that with the modifications made to the Company's existing software and conversions to new software, the Year 2000 problem has been mitigated.

Accounting Pronouncements
--------------------------

In June, 1999, FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delayed the effective date of FASB Statement No. 133 until fiscal years beginning after June 15, 2000.

                           BUSINESS OUTLOOK STATEMENTS

Recent Developments and Acquisitions
------------------------------------

Black Hills Generation, Inc. and Black Hills Energy Capital, Inc. represent the Company's entry into the independent power generation business. In December 1999, Black Hills Generation, Inc. acquired a 50% interest in a limited liability company that is constructing three gas-fired combustion turbine peaking units that have a total capacity of approximately 111 megawatts. These facilities are scheduled to become operational in the second quarter of 2000, and the production has been sold to Public Service of Colorado under a seven year tolling arrangement. Ultimately, upon closure of the contemplated Indeck Capital, Inc. acquisition in 2000 (see next paragraph), the independent energy business unit will control 100% of these three facilities as Indeck Capital, Inc. currently owns the other 50% interest. At December 31, 1999, the Company had funded approximately $52 million of the expected $80 million capital requirements associated with these three peaking units through notes receivable from the limited liability company. Management and Indeck Capital, Inc. expect to close on non-recourse project level financing in the first quarter of 2000 related to these projects.

In January 2000, the Company announced that it had reached a definitive agreement to acquire 100% of Indeck Capital, Inc. a privately-held independent power company that owns and operates certain independent power facilities, and has direct or indirect investments in other independent power facilities. As of January 1, 2000, Indeck Capital, Inc.'s net megawatt interest in operating facilities or development projects is approximately 240 megawatts, which are primarily concentrated in hydro-electric and gas-fired generating facilities. The pending acquisition is subject to certain conditions of closing, including regulatory approval, and management expects to close this acquisition during the first six months of 2000. Indeck Capital, Inc. will be merged into Black Hills Energy Capital, Inc. upon closure of the acquisition. Management believes this acquisition, when completed, will have a positive impact on earnings, and will enable the Company to further its expansion into the independent power generation business in the future.

Black Hills Generation has begun initial engineering and site preparation to build an 80 megawatt coal-fired electric generating plant to be known as the WYGEN Project adjacent to the electric utility business unit's Neil Simpson Unit #2.

Future Communications Activities
--------------------------------

The Company's communications operations are expected to have operating losses for two to four years. The recovery of capital investment and future profitability are dependent primarily on the ability of the Company to attract new customers and customers from incumbent providers including U.S. West Communications and Telecommunications, Inc. (TCI) the incumbent telephone and cable television providers. Although the Company does not anticipate being regulated in the local markets it is unable to predict future markets, future government impositions, and future economic conditions that could affect the profitability of the communication and technology operations.

Risks and Uncertainties
-----------------------

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 ("Reform Act"), the Company is hereby filing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this Annual Report on Form 10K, Annual Report, quarterly report on Form 10-Q, and presentations, or in response to questions or otherwise. Any statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will likely result," "will continue," or similar expressions) are not statements of historical fact and may be forward-looking.

Forward-looking statements involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors, which are difficult to predict, contain uncertainties, are beyond our control, and may cause actual results to differ materially from those contained in forward-looking statements:

o Prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the South Dakota Public Utilities Commission, the Wyoming Public Service Commission and the Montana Public Service Commission, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and resale competition (including but not limited to retail wheeling and transmission costs);

o    Economic and geographic factors, including political and economic risk;

o    Changes in and compliance with environmental and safety laws and policies;

o    Weather conditions;

o    Population growth rates and demographic patterns;

o    Competition for retail and wholesale customers;

o    Pricing and transportation of commodities;

o    Market demand, including structural market changes;

o    Changes in tax rates or policies or in rates of inflation;

o    Changes in project costs;

o    Unanticipated changes in operating expenses and/or capital expenditures;

o    Capital market conditions;

o    Technological advances;

o    Competition for new energy development opportunities; and

o Legal and administrative proceedings (whether civil or criminal) and settlement that influence the business and profitability of the Company.

Any forward-looking statement speaks only as to the date on which that statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of an anticipated event. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Public Accountants                           33

         Consolidated Statements of Income and Retained Earnings
           for the three years ended December 31, 1999                      34

         Consolidated Statements of Cash Flows for
           the three years ended December 31, 1999                          35

         Consolidated Balance Sheets as of December 31, 1999 and 1998       36

         Consolidated Statements of Capitalization as of
           December 31, 1999 and 1998                                       37

         Notes to Consolidated Financial Statements                         38



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Black Hills Corporation:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Black Hills Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Hills Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                        ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
January 26, 2000

                             BLACK HILLS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


Years ended December 31              1999               1998               1997
                                     ----               ----               ----
                                      (in thousands, except per share amounts)
Operating revenues:
    Electric utility             $133,222           $129,236           $126,497
    Independent energy            658,375            550,018            187,165
    Communications                    278                  -                  -
                                ---------         ----------          ---------
                                  791,875            679,254            313,662
                                ---------         ----------          ---------
Operating expenses:
    Fuel and purchased power      637,302            531,518            177,071
    Operations and maintenance     36,463             32,701             31,743
    Administrative and general     18,272             15,747             12,113
    Depreciation, depletion and
     amortization                  25,067             24,037             22,311
    Oil and gas ceilings test
     write down                         -             13,546                  -
    Taxes, other than income
     taxes                         12,880             12,472             11,985
                                ---------          ---------          ---------
                                  729,984            630,021            255,223
                                ---------          ---------          ---------

Operating income                   61,891             49,233             58,439
                                ---------          ---------          ---------

Other income (expense):
    Interest expense              (15,460)           (14,707)           (14,123)
    Investment income               3,614              2,861              2,136
    Other, net                      2,811                129                233
                               ----------          ---------          ---------
                                   (9,035)           (11,717)           (11,754)
                               ----------          ---------          ---------
Income before income taxes         52,856             37,516             46,685
Income taxes                      (15,789)           (11,708)           (14,326)
                               ----------          ---------          ---------
          Net income            $  37,067           $ 25,808           $ 32,359
                               ==========          =========          =========

Earnings per share of common stock:
    Basic and diluted               $1.73              $1.19              $1.49
                               ==========          =========          =========

Weighted average common shares outstanding:
    Basic                          21,445             21,623             21,692
                               ==========          =========          =========
    Diluted                        21,482             21,665             21,706
                               ==========          =========          =========


                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Years ended December 31           1999               1998               1997
                                  ----               ----               ----
                                               (in thousands)

Balance, beginning of year      $147,774           $143,703            $131,884
Net income                        37,067             25,808              32,359
Cash dividends on common stock
($1.04, $1.00 and $0.95  per
share, respectively)             (22,602)           (21,737)            (20,540)
                              ----------         ----------          ----------

Balance, end of year            $162,239           $147,774            $143,703
                              ==========         ==========          ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31                                                  1999              1998               1997
                                                                         ----              ----               ----
                                                                                      (in thousands)
Operating activities:
    Net income                                                          $37,067           $25,808             $32,359
    Principal non-cash items-
      Depreciation, depletion and amortization                           25,067            24,037              22,311
      Oil and gas ceilings test write down                                    -            13,546                   -
      Gain on sales of retail energy marketing assets                    (2,541)                -                   -
      Deferred income taxes and investment tax credits                    2,291            (2,535)              2,457
    Increase in receivables, inventories and other
      current assets                                                     (1,771)          (49,775)            (27,067)
    Increase in current liabilities                                      10,281            43,709              26,015
    Other, net                                                            5,284               (60)                (26)
                                                                     ----------       -----------          ----------
                                                                         75,678            54,730              56,049
                                                                      ---------          --------            --------

Investing activities:
    Property additions, excluding allowance for other
      funds used during construction                                   (104,225)          (25,265)            (21,087)
    Independent power investment                                        (52,319)                -                   -
    Energy marketing assets                                                   -            (1,960)             (7,232)
    Proceeds from sales of retail energy marketing                        3,463                 -                   -
    Available for sale securities purchased                              (7,870)          (22,361)            (31,944)
    Available for sale securities sold                                   22,959            13,655              29,433
                                                                      ---------         ---------           ---------
                                                                       (137,992)          (35,931)            (30,830)
                                                                     ----------         ---------           ---------

Financing activities:
    Dividends paid                                                      (22,602)          (21,737)            (20,540)
    Treasury stock purchased                                             (4,949)           (3,081)                  -
    Common stock issued                                                     424               273                 409
    Increase (decrease) in short-term borrowings                         92,489             5,067                (120)
    Long-term debt retired                                               (1,330)           (1,331)             (1,534)
                                                                     ----------        ----------           ---------
                                                                         64,032           (20,809)            (21,785)
                                                                      ---------         ---------            --------

      Increase (decrease) in cash and cash equivalents                    1,718            (2,010)              3,434

Cash and cash equivalents:
    Beginning of year                                                    14,764            16,774              13,340
                                                                      ---------         ---------            --------
    End of year                                                        $ 16,482          $ 14,764             $16,774
                                                                       ========          ========             =======

Supplemental disclosure of cash flow information:

    Cash paid during the period for-
      Interest                                                          $18,819           $14,742             $14,167
      Income taxes                                                      $13,173           $13,135             $11,840

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

At December 31,                                1999                 1998
                                               ----                 ----
                                                    (in thousands)
    ASSETS
Current assets:
    Cash and cash equivalents                $  16,482            $  14,764
    Securities available for sale                7,586               22,675
    Receivables, net
      Customers                                 84,331               87,068
      Other                                     55,694                2,919
    Materials, supplies and fuel                14,278                9,733
    Prepaid expenses                             2,828                3,321
                                           -----------          -----------
                                               181,199              140,480
                                           -----------          -----------
Property and equipment:
    Electric utility                           526,945              501,164
    Independent energy                         132,331              116,000
    Communications                              50,621                2,209
    Other                                          591                  176
                                           ------------         ------------
                                                710,488              619,549
    Less accumulated depreciation
      and depletion                            (246,299)            (229,942)
                                           ------------         ------------
                                                464,189              389,607
                                           ------------         ------------
Deferred charges:
    Federal income taxes                         11,472               12,347
    Regulatory asset                              3,944                3,978
    Other                                        14,002               13,005
                                           ------------         ------------
                                                 29,418               29,330
                                           ------------         ------------
                                               $674,806             $559,417
                                           ============         ============
    LIABILITIES AND CAPITALIZATION
Current liabilities:
    Current maturities of long-term debt     $    1,330           $    1,330
    Notes payable                                97,579                5,090
    Accounts payable                             80,355               74,087
    Accrued liabilities-
      Taxes                                       8,357                9,950
      Interest                                    4,119                3,956
      Other                                      13,612                8,169
                                           ------------          -----------
                                                205,352              102,582
                                           ------------          -----------
Deferred credits:
    Federal income taxes                         59,140               55,107
    Investment tax credits                        3,022                3,514
    Reclamation liability                        17,315               17,000
    Regulatory liability                          5,179                5,661
    Other                                         7,492                6,857
                                           ------------          -----------
                                                 92,148               88,139
                                           ------------          -----------

Capitalization, per accompanying statements:
    Common stock equity                         216,606              206,666
    Long-term debt                              160,700              162,030
                                           ------------          -----------
                                                377,306              368,696
                                           ------------          -----------
                                               $674,806             $559,417
                                           ============          ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS CORPORATION
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31,                                                                      1999                 1998
                                                                                     ----                 ----
                                                                                          (in thousands)
Common stock equity:
    Common stock $1 par value; 50,000,000 shares authorized;
      21,739,030 and 21,719,465 shares outstanding, respectively                  $  21,739            $  21,719
    Additional paid-in capital                                                       40,658               40,254
    Retained earnings                                                               162,239              147,774
    Treasury stock                                                                   (8,030)              (3,081)
                                                                                -----------          -----------
         Total common stock equity                                                  216,606              206,666
                                                                                -----------          -----------


Long-term debt:
    First mortgage bonds-
      6.50% due 2002                                                                 15,000               15,000
      9.00% due 2003                                                                  4,255                5,295
      8.06% due 2010                                                                 30,000               30,000
      9.49% due 2018                                                                  5,420                5,710
      9.35% due 2021                                                                 35,000               35,000
      8.30% due 2024                                                                 45,000               45,000
                                                                                -----------            ---------
                                                                                    134,675              136,005
                                                                                -----------            ---------

    Other-
       6.7% pollution control revenue bonds, due 2010                                12,300               12,300
       7.5% pollution control revenue bonds, due 2024                                12,200               12,200
       Other long-term obligations                                                    2,855                2,855
                                                                                -----------           ----------
                                                                                     27,355               27,355
                                                                                -----------           ----------

      Total long-term debt                                                          162,030              163,360

Current maturities                                                                   (1,330)              (1,330)
                                                                                -----------           ----------

      Net long-term debt                                                            160,700              162,030
                                                                                -----------           ----------

      Total capitalization                                                         $377,306             $368,696
                                                                                ===========           ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997


 (1)  BUSINESS DESCRIPTION AND SUMMARY
      OF SIGNIFICANT ACCOUNTING
      POLICIES

Business Description
--------------------

Black Hills Corporation and its subsidiaries operate in three primary business segments: electric utility, independent energy (includes coal mining, oil and natural gas operations, energy marketing and independent power production), and communications. The Company's electric utility operation is engaged in the generation, purchase, transmission, distribution and sale of electric power and energy in western South Dakota, northeastern Wyoming and southeastern Montana. Sales of electric power to the three largest electric customers represented 16 percent of the Company's electric revenue in 1999, 17 percent in 1998 and 18 percent in 1997. The coal mining operation of the Company, located in northeastern Wyoming, mines and sells sub-bituminous coal primarily under long-term coal supply agreements. As discussed in Note 6, approximately 80 percent of the coal mining operation's sales are to the Wyodak Plant. Sales of coal to the Company and to PacifiCorp, herein referred to as Pacific Power, represent 97 percent of total coal sales in 1999. The Company's oil and gas exploration and production business operates and has working interests in properties located in the western and southern United States. The Company's energy marketing businesses market natural gas, crude oil and coal and provide related energy services to customers in the West Coast, Northwest, Rocky Mountain, Southwest, Midwest and East Coast markets. The Company's communications operations provide communication services to Rapid City and the Northern Black Hills of South Dakota and a software development and marketing company.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Black Hills Corporation and its wholly-owned and majority-owned subsidiaries. The company owns 51 percent of the voting securities of Black Hills FiberCom LLC. The minority interest is shown in Other, net in the Consolidated Statements of Income.

All significant intercompany balances and transactions have been eliminated in consolidation except for revenues and expenses associated with intercompany coal sales in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Total intercompany coal sales not eliminated were $7,664,000, $10,256,000 and $11,089,000 in 1999, 1998, and 1997, respectively.

In 1998, Enserco Energy, Inc. ("Enserco") reacquired the other shareholders' interests effectively becoming a wholly-owned subsidiary. For the 1998 financial statements, the Company consolidated Enserco as if it was wholly-owned for the entire year and reported a minority interest for the portion of net income due the other shareholders. In 1997, the Company had a 50 percent ownership interest in Enserco, which was accounted for using the equity method of accounting.

The Company uses the proportionate consolidation method to account for its working interests in oil and gas properties.

Regulatory Accounting
---------------------

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

Property
--------

Property is recorded at cost which includes an allowance for funds used during construction where applicable. The cost of electric property retired, together with removal cost less salvage, is charged to accumulated depreciation. Repairs and maintenance of property are charged to operations as incurred.

The Company periodically evaluates assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," which requires that such assets be probable of future recovery at each balance sheet date. As of December 31, 1999 and 1998, no write-down was required.

Depreciation and Depletion
--------------------------

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation provisions for the electric property were equivalent to annual composite rates of 3.1 percent in 1999 and
3.0 percent in 1998 and 1997. Composite depreciation rates for other property were 5.7 percent, 7.9 percent, and 8.1 percent in 1999, 1998 and 1997, respectively. Depletion of coal and oil and gas properties is computed using the cost method for financial reporting.

Available for Sale Securities
-----------------------------

The Company has investments in marketable securities which are classified as available-for-sale securities and are carried at fair value. The difference between the securities' fair value and cost basis and the realized gains and losses on sales of the securities were not significant for the periods presented.

Revenue Recognition
-------------------

Revenue from sales of electric energy is based on rates filed with applicable regulatory authorities. Electric revenue includes an accrual for estimated unbilled revenue for services provided through year-end. Revenue from other business segments is recognized at the time the products are delivered or the services are rendered.

Use of Estimates
----------------

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

Oil and Gas Operations
----------------------

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

Allowance for Funds Used During Construction
--------------------------------------------

Allowance for funds used during construction (AFDC) represents the approximate composite cost of borrowed funds and a return on capital used to finance construction expenditures and is capitalized as a component of the electric property. The AFDC was computed at an annual composite rate of 8.3 percent in 1999, 10.1 percent in 1998 and 10.0 percent in 1997.

Income Taxes
------------

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

Price Risk Management
---------------------

Effective January 1, 1999, the Company adopted the provisions of Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10") pursuant to the implementation requirements stated therein. The resulting effect of adoption of the provisions of EITF 98-10 was to alter the Company's comprehensive method of accounting for energy-related contracts, as defined in that statement. The effect of the adoption of EITF 98-10 was not material to the 1999 results of operations.

The Company now accounts for all energy trading activities at fair value as of the balance sheet date and recognizes currently the net gains or losses resulting from the revaluation of these contracts to fair value in its results of operations. As a result, substantially all of the operations of the Company's gas marketing, crude oil marketing and coal marketing operations are now accounted for under a fair value accounting methodology. Generally, revenue recognition for the Company's coal, oil and natural gas production activities, as well as its power generation businesses, remain on an accrual-based accounting methodology. Sales and purchases by these businesses are not trading operations, as defined in the statement, and therefore not subject to the provisions of EITF 98-10.

For their non-trading activities, the Company utilizes deferral (hedge) accounting in conjunction with such financial instruments; gains or losses from changes in the market value of the financial instruments are deferred until the gain or loss on the hedged item is recognized for non-trading activities.

Financial instruments are classified as being used for a hedge only if the instrument reduces the risk of the underlying hedged item and is designated at the inception as a hedge with respect to the hedged item.

The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company.

Management believes the adoption of the provisions of Statement No. 133 may affect the variability of future periodic results reported by the Company, as well as its competitors, as market conditions and resulting valuations change from time to time. Such earnings variability, if any, will likely result principally from valuation issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets resulting from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively. Management will monitor exposure to these and other market and business risks and will adjust valuation factors accordingly as indicated by changing circumstances.

Accounting Pronouncements
-------------------------

In June, 1999, FASB issued Statement of Financial  Accounting Standards No.
137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delayed the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000.

Reclassifications
-----------------

Certain 1998 and 1997 amounts in the financial statements have been reclassified to conform to the 1999 presentation. These reclassifications did not have an effect on the Company's stockholders' investment or results of operations.

(2)  CAPITAL STOCK

In January, 1998, the Board of Directors declared a 3-for-2 Common Stock Split effected in the form of a stock dividend. The stock dividend was paid March 10, 1998 to shareholders of record on February 13, 1998. The common stock share and per share information in the accompanying consolidated financial statements and notes reflect the stock distribution.

Net Income Per Share
--------------------

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

A reconciliation of these amounts is as follows (in thousands, except per share data):

                               1999        1998         1997
                               ----        ----         ----
Net income                    $37,067     $25,808      $32,359
                              =======     =======      =======
Weighted average
  common shares
  outstanding-basic            21,445      21,623       21,692
Dilutive effect of
  option plan                      37          42           14
                              -------     -------      -------
Common and
  potential common
  shares outstanding-
  diluted                      21,482      21,665       21,706
                               ======      ======       ======
Basic and diluted net
  income per share              $1.73       $1.19        $1.49
                                =====       =====        =====

Common Stock
------------

The Company has a stock option plan ("the Stock Option Plan") which allows for the granting of stock options with exercise prices equal to the stocks' market value on the date of grant and an employee stock purchase plan ("the ESPP Plan"). The Company accounts for such plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized.

Had compensation cost been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following proforma amounts:

                                1999        1998        1997
                                ----        ----        ----
                                       (in thousands)
Net income:
   As reported                $37,067     $25,808     $32,359
   Proforma                   $36,877     $25,717     $32,308

Earnings per share (basic and diluted):
   As reported                  $1.73       $1.19       $1.49
   Proforma                     $1.72       $1.19       $1.49

The Company may grant options for up to 1,000,000 shares of common stock under the Stock Option Plan. The Company has granted options on 431,950 shares and 292,700 shares through December 31, 1999 and 1998, respectively. In 1999, options on 1,000 shares were forfeited. No options were forfeited in 1998. No options were exercised in 1999. Options on 3,000 shares were exercised in 1998 at $22.88 per share and an exercise price of $16.67 per share. The option exercise price equals the fair market value of the stock on the day of the grant. The options granted have an exercise price range of $16.67 to $25.00. The options granted vest one-third a year for three years and all expire after ten years from the grant date. At December 31, 1999 182,400 options were available for exercise at an exercise price range of $16.67 to $25.00. At December 31, 1998, 84,800 options were available for exercise at an exercise price range of $16.67 to $22.50. At December 31, 1997, 27,900 options were available for exercise at an exercise price of $16.67.

The fair value of each option  grant is estimated on the date of grant using the
Black  Scholes  option   pricing  model  with  the  following   weighted-average
assumptions used for the grants:

                                1999        1998       1997
                                ----        ----       ----

Risk free interest rate          5.92%       5.50%       6.09%
Expected dividend yield          4.50%       4.20%       5.00%
Expected life                  10 years    10 years    10 years
Expected volatility             17.66%      16.67%      16.71%
Weighted average
   fair value                   $1.17       $0.61       $1.09

The Company issued 19,565, 12,824 and 29,294 shares of common stock under the ESPP Plan in 1999, 1998 and 1997, respectively. At December 31, 1999, 247,570 shares are reserved and available for issuance under the ESPP Plan. The Company sells the shares to employees at 90 percent of the stock's market price on the offering date. The fair value per share of shares sold in 1999 was $24.07.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which shareholders may purchase additional shares of common stock through dividend reinvestment and/or optional cash payments at 100 percent of the recent average market price. The Company has the option of issuing new shares or purchasing the shares on the open market. The Company purchased shares on the open market in 1999, 1998 and 1997. At December 31, 1999, 1,290,797 shares of unissued common stock were available for future offerings under the Plan.

Additional Paid-in Capital
--------------------------

Changes in additional paid-in capital for the years indicated were:
                                   1999       1998        1997
                                   ----       ----        ----
                                         (in thousands)
Balance, beginning of year       $40,254     $39,995    $46,841
Stock Dividend for 3-for-2
   Common Stock split                  -           -     (7,235)
Premium, net of expenses
from sales of stock                  404         259        389
                               ---------   ---------  ---------
Balance, end of year             $40,658     $40,254    $39,995
                               =========   =========  =========

Treasury Stock

In April 1999, the Board of Directors authorized the acquisition of up to 700,000 shares of the Company's Common Stock on the open market to fund possible future acquisitions by the Company, for its Employee Stock Option Plan and for other general purposes.

A subsidiary of the Company was authorized to repurchase up to 600,000 shares of common stock for similar purposes. At December 31, 1999, a subsidiary of the Company had reacquired 367,509 shares at an average price of $22.95 per share.


(3)     LONG-TERM DEBT

Substantially all of the Company's utility property is subject to the lien of the Indenture securing its first mortgage bonds. First mortgage bonds of the Company may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures. Scheduled maturities of long-term debt for the next five years are: $1,330,000 in 2000, $3,029,000 in 2001, $18,018,000
in 2002, $3,068,000 in 2003 and $1,955,000 in 2004.

(4)     NOTES PAYABLE

The Company had $115,000,000 and $12,000,000 of unsecured short-term lines of credit at December 31, 1999 and 1998 respectively. There was $96,640,000 and $3,850,000 outstanding under these lines of credit at December 31, 1999 and 1998 respectively. The Company has no compensating balance requirements associated with these lines of credit. The lines of credit are subject to periodic review and renewal during the year by the banks.

In addition to the above lines of credit, Black Hills Energy Resources, Inc. has a $25,000,000, uncommitted, discretionary credit facility. The transactional line of credit provides credit support for the purchases of natural gas and crude oil of Black Hills Energy Resources. The Company and its subsidiaries provide no guarantee to the Lender. At December 31, 1999, and 1998, Black Hills Energy Resources had letters of credit outstanding of $13,154,000 and $27,990,000, respectively, and no balance outstanding on the overdraft line of credit.

In addition to the above lines of credit, Wyodak Resources has guaranteed a $25,000,000 line of credit for Enserco to use to guarantee letters of credit. Enserco pays a 0.125 percent facility fee on this line of credit. At December 31, 1999 and 1998, there were no balances outstanding on this line of credit. At December 31, 1999, Enserco Energy had $19,900,000 in outstanding letters of credit.

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

Cash and Cash Equivalents
-------------------------

The carrying amount approximates fair value due to the short maturity of these instruments.

Available for Sale Securities
-----------------------------

The fair value of the Company's investments equals the quoted market price when available and a quoted market price for similar securities if a quoted market price is not available. The Company has classified all of its marketable securities as available-for-sale as of December 31, 1999 and 1998, and the fair value approximates cost.

Long-Term Debt
--------------

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

                                                1999
                                                ----
                                            (in thousands)

                                        Carrying       Fair
                                         Amount        Value
                                        --------     --------
Cash and cash equivalents               $ 16,482     $ 16,482
Securities available for sale:
   Certificates of deposit                   550          550
   Federal, state and local
     agency obligations                    7,036        7,036
Long-term debt                           162,030      165,958

                                                 1998
                                                 ----
                                            (in thousands)

                                        Carrying       Fair
                                         Amount        Value
                                        --------     --------
Cash and cash equivalents               $ 14,764     $ 14,764
Securities available for sale:
   Corporate debt securities               1,997        1,997
   Federal, state and local
     agency obligations                   20,678       20,678
Long-term debt                           163,360      189,767

(6)     WYODAK PLANT

The Company owns a 20 percent interest and Pacific Power an 80 percent interest in the Wyodak Plant (the Plant), a 330 megawatt coal-fired electric generating station located in Campbell County, Wyoming. Pacific Power is the operator of the Plant. The Company receives 20 percent of the Plant's capacity and is committed to pay 20 percent of its additions, replacements and operating and maintenance expenses. As of December 31, 1999, the Company's investment in the Plant included $72,228,000 in electric plant and $24,028,000 in accumulated depreciation. The Company's share of direct expenses of the Plant was $4,940,000, $5,835,000 and $5,934,000 for the years ended December 31, 1999,
1998 and 1997, respectively, and is included in the corresponding categories of operating expenses in the accompanying consolidated statements of income. Wyodak Resources supplies coal to the Plant under an agreement expiring in 2013 with a Pacific Power option to renew for 10 years. This coal supply agreement is collateralized by a mortgage on and a security interest in some of Wyodak Resources' coal reserves. At December 31, 1999, approximately 19,934,000 tons were covered under this agreement. Wyodak Resources' sales to the Plant were $24,883,000, $23,228,000 and $22,688,000, for the years ended December 31, 1999,
1998 and 1997, respectively.

(7)     COMMITMENTS AND CONTINGENT LIABILITIES

MDU Power Sale
--------------

On January 1, 1997, the Company began service under a ten year contract to supply up to 55 megawatts of electric power and associated energy required by MDU for its Sheridan, Wyoming, service territory. The service area experienced a 44 megawatt peak in 1999 and a 47 megawatt peak in both 1998 and 1997. The load factor was approximately 57 percent for all three years.

Coal Obligations
----------------

In addition to the 19,934,000 tons of coal reserved under the agreement to supply coal to the Wyodak Plant, Wyodak Resources has reserved 24,150,000 tons of coal under existing contracts.

Coal Leases
-----------

Wyodak Resources' mining rights to its coal are based upon four federal leases and one state lease. The federal leases provide for a royalty of 12.5 percent of the selling price of the coal. The state lease provides for a royalty, approved in 1998, currently at 9 percent. Wyodak Resources paid royalties in the amount of $3,968,000, $4,009,000 and $3,969,000 in 1999, 1998, and 1997, respectively.
Each federal lease requires diligent development to produce at least one percent of all recoverable reserves within either 10 years from the respective dates of the leases or 10 years from the date of adjustment of the leases. Each lease further requires a continuing obligation to mine, thereafter, at an average annual rate of at least one percent of the recoverable reserves. All of the federal leases constitute one logical mining unit which is treated as one lease for the purpose of determining diligent development and continuing operation requirements.

Pacific Power's Power Sales Agreement
-------------------------------------

In 1983 the Company entered into a 40 year power agreement with Pacific Power providing for the purchase by the Company of 75 megawatts of electric capacity and energy from Pacific Power's system. The price paid for the capacity and energy is based on the operating costs of one of Pacific Power's coal-fired electric generating plants. Costs incurred under this agreement were $17,778,000, $17,458,000 and $20,251,000 in 1999, 1998 and 1997, respectively.

Reclamation
-----------

Under its mining permit, Wyodak Resources is required to reclaim all land where it has mined coal reserves. The cost of reclaiming the land is accrued as the coal is mined. While the reclamation process takes place on a continual basis, much of the reclamation occurs over an extended period after the area is mined. Approximately $700,000 is charged to operations as reclamation expense annually. As of December 31, 1999, accrued reclamation costs were approximately $17,315,000.

Price Risk Management Activities
--------------------------------

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

The Company, through its independent energy business unit, utilizes derivatives for its energy marketing services. These financial instruments include fixed price swap agreements, variable price swap agreements, basis swap agreements, exchange-traded energy futures contracts, and swaps and collars traded in the over-the-counter financial markets.

The derivatives are not held for speculative purposes but rather serve to hedge the Company's exposure related to commodity purchases or sale commitments. Under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10"), these transactions qualify as trading activities which must be accounted for at fair value. As such, realized and unrealized gains (losses) are recorded as a component of income. Additionally, because of the Company's back-to-back transaction strategy, gains or losses only exist to the extent that the transactions are not effectively matched. Because the Company does not speculate with "open" positions substantially all of its trading activities are "back-to-back" positions where a commitment to buy a commodity is matched with a committed sale or a financial instrument. During 1999, gains or losses on trading activities were not significant.

The quantities and maximum terms of derivative financial instruments held for trading purposes at December 31, 1999 and 1998 are as follows:

                                                      Max.
                              Volume Covered          Term
December 31, 1999                (MMBtu's)           (Years)
-----------------             --------------         -------

Natural gas futures
contracts purchased                  860,000            1
Natural gas basis swaps
purchased                         17,741,500            4
Natural gas basis swaps
sold                              18,390,517            4
Natural gas fixed for
float swaps purchased              9,490,486            1
Natural gas fixed for
float swaps sold                  10,994,521            1
Natural gas collar
transactions; puts
purchased, calls sold               408,500             1
Natural gas collar
transactions; calls
purchased, puts sold                318,500             1


                                                      Max.
                              Volume Covered          Term
December 31, 1998                (MMBtu's)           (Years)
-----------------             --------------         -------

Natural gas futures
contracts purchased              1,470,000              2
Natural gas swap
contracts purchased              7,989,096              3
Natural gas swap
contracts sold                   1,473,000              1

To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into futures and swap transactions. The transactions are used to hedge price risk from sales of the Company's crude oil and natural gas production. For such transactions, the Company utilizes hedge accounting. (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Note 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Price Risk Management.)

At December 31, 1999, the Company had fixed rate for floating rate price swaps sold for 20,000 barrels per month for the year 2000 to hedge its crude oil price risk, with a fair value of $(0.5) million at December 31, 1999. At December 31, 1998, the Company did not have material crude oil derivatives in its non-trading activities. At December 31, 1997, the company had price collars and fixed rate for floating rate price swaps to hedge crude oil price risk for 15,000 barrels of oil per month, resulting in the recognition of $0.9 million of gains during 1998.

Other
-----

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

The Company has amended the plan to change the benefit formula for participant service after February 1, 2000, in conjunction with a new Company match in the 401(k) plan. Additional amendments were made to increase retirement benefits for pensioners who retired prior to January 1, 1995 and to adjust survivor benefits. The combined impact of the amendments was to increase the net pension expense by $170,000 and to increase the projected benefit obligation by $1,846,000.

Net pension (income) expense for the Plan was as follows:

                                  1999        1998       1997
                                  ----        ----       ----
                                        (in thousands)

Service cost                   $   1,174     $   895    $    931
Interest cost                      2,598       2,406       2,383
Return on assets:
   Actual                        (12,477)     (2,007)    (10,278)
   Deferred                        8,314      (2,412)      7,022
                                --------     -------    --------
Net pension (income)
  expense                        $  (391)    $(1,118)   $     58
                                ========     =======    ========


Actuarial assumptions:
   Discount rate                    6.75%       7.5%        7.5%
   Expected long-term rate
     of return on assets           10.5%       10.5%       10.5%
   Rate of increase in
     compensation levels            5%          5%          5%


Funding information for the Plan as of October 1 each year was as follows (the discount rate assumption for obligations at 1999 was 7.5% and at 1998 was 6.75%):

                                          1999         1998
                                          ----         ----
                                            (in thousands)

Fair value of plan assets                $51,212     $40,638
Projected benefit obligation             (39,615)    (39,490)
                                        --------    --------
                                          11,597       1,148
Unrecognized:
   Net gain                              (12,105)       (200)
   Prior service cost                      2,285         528
   Transition asset                          (90)       (180)
                                        --------    --------
Prepaid pension cost                    $  1,687     $ 1,296
                                        ========    ========

Accumulated benefit obligation           $31,914     $31,323
                                        ========    ========

Vested benefit obligation                $29,214     $29,829
                                        ========    ========

A reconciliation of the beginning and ending balances of the projected benefit obligation is as follows:

                                  1999        1998       1997
                                  ----        ----       ----
                                        (in thousands)
Beginning projected
  benefit obligation             $39,490     $33,025     $32,722
Service cost                       1,174         895         931
Interest cost                      2,598       2,406       2,383
Actuarial gains (losses)          (3,590)      4,968      (1,215)
Benefits paid                     (1,903)     (1,804)     (1,796)
Plan amendments                    1,846           -           -
                                 -------     -------     -------
Net increase                         125       6,465         303
                                 -------     -------     -------
Ending projected
  benefit obligation             $39,615     $39,490     $33,025
                                 =======     =======     =======

A reconciliation of the fair value of plan assets as of October 1 of each year is as follows:

                                          1999         1998
                                          ----         ----
                                            (in thousands)
Beginning market value
  of plan assets                         $40,638     $40,435
Benefits paid                             (1,903)     (1,804)
Investment income                         12,477       2,007
                                         -------     -------
Ending market value
  of plan assets                         $51,212     $40,638
                                         =======     =======

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The plans are nonqualified defined benefit plans. Expenses recognized under the plans were $426,548, $395,000 and $94,000 in 1999, 1998, and 1997, respectively. The Company follows the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The standard requires that the expected cost of these benefits must be charged to expense during the years that the employees render service. Prior to adopting the standard in 1993, the Company expensed these benefits as they were paid. The Company is amortizing the transition obligation of $2,996,000 over a 20 year period.

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

The net periodic postretirement cost for the Company was as follows:

                                     1999       1998       1997
                                     ----       ----       ----
                                           (in thousands)

Service cost                         $225        $135       $168
Interest cost                         362         290        329
Amortization of transition
   obligation                         150         150        150
Amortization of (gain)/loss             1         (42)        (5)
                                     ----        ----       ----
                                     $738        $533       $642
                                     ====        ====       ====

Funding information as of October 1 was as follows:

                                              1999       1998
                                              ----       ----
                                               (in thousands)

Accumulated postretirement benefit
   obligation:
     Retirees                                 $2,608      $1,821
     Fully eligible active participants        1,195       1,033
     Other active participants                 3,278       2,576
                                             -------     -------
Unfunded accumulated postretirement
   benefit obligation                          7,081       5,430
Unrecognized net loss                         (1,667)       (301)
Unrecognized transition obligation            (1,947)     (2,097)
                                             -------     -------
                                              $3,467      $3,032
                                             =======     =======

For measurement purposes, a 9.0 percent annual rate of increase in healthcare benefits was assumed for 1999; the rate was assumed to decrease gradually to 6 percent in 2005 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the healthcare cost trend assumption would increase the service and interest cost $150,377 or 25.6% and the net periodic postretirement cost $203,090 or 27.5%. A one percent decrease would reduce the service and interest cost by $113,659 or 19.3% and decrease the net periodic postretirement cost $122,663 or 16.6%. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent.

(9)      INCOME TAXES

Income tax expense for the years indicated was:

                                                                               1999                 1998                 1997
                                                                               ----                 ----                 ----
                                                                                           (in thousands)
         Current                                                             $13,498               $14,243              $11,869
         Deferred                                                              2,931                (1,886)               3,107
         Tax credits, net                                                       (640)                 (649)                (650)
                                                                             -------               -------              -------
                                                                             $15,789               $11,708              $14,326
                                                                             =======               =======              =======

The temporary differences which gave rise to the net deferred tax liability at December 31, 1999 and 1998 were as follows:

                                                                                                                    Net Deferred
                                                                                                                       Income
                                                                                                                      Tax Asset
         December 31, 1999                                                   Assets             Liabilities          (Liability)
                                                                             ------             -----------          -----------
                                                                                                (in thousands)
         Accelerated depreciation and other plant-related differences      $       -              $48,223             $(48,223)
         Regulatory asset                                                      1,792                    -                1,792
         Regulatory liability                                                      -                1,380               (1,380)
         Unamortized investment tax credits                                    1,058                    -                1,058
         Mining development and oil exploration                                3,605                6,893               (3,288)
         Employee benefits                                                     2,833                  695                2,138
         Other                                                                 2,184                1,949                  235
                                                                           ---------            ---------            ---------
                                                                             $11,472              $59,140             $(47,668)
                                                                           =========            =========            =========

                                                                                                                    Net Deferred
                                                                                                                       Income
                                                                                                                      Tax Asset
         December 31, 1998                                                Assets             Liabilities             (Liability)
                                                                          ------             -----------             -----------
                                                                                            (in thousands)
         Accelerated depreciation and other plant-related
           differences                                                   $         -              $47,095             $(47,095)
         Regulatory asset                                                      1,963                    -                1,963
         Regulatory liability                                                      -                1,392               (1,392)
         Unamortized investment tax credits                                    1,230                    -                1,230
         Mining development and oil exploration                                5,481                5,746                 (265)
         Employee benefits                                                     2,623                  494                2,129
         Other                                                                 1,050                  380                  670
                                                                           ---------           ----------          -----------
                                                                             $12,347              $55,107             $(42,760)
                                                                             =======              =======             ========


The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                                                            1999                  1998                 1997
                                                                            ----                  ----                 ----
         Federal statutory rate                                             35.0%                 35.0%                35.0%
         Regulatory asset recognition                                       (0.9)                 (0.7)                (1.3)
         Amortization of investment tax credits                             (1.1)                 (1.3)                (1.1)
         Tax-exempt interest income                                         (0.5)                 (1.1)                (0.9)
         Percentage depletion in excess of cost                             (1.6)                 (1.7)                (0.7)
         Other                                                              (1.0)                  1.0                 (0.3)
                                                                            ----                  ----                 ----
                                                                            29.9%                 31.2%                30.7%
                                                                            ====                  ====                 ====


(10)       OIL AND GAS RESERVES  (Unaudited)

Black Hills Exploration and Production has interests in 582 producing oil and gas properties in seven states. Black Hills Exploration and Production also holds leases on approximately 132,162 net undeveloped acres.

The following table summarizes Black Hills Exploration and Production's quantities of proved developed and undeveloped oil and natural gas reserves, estimated using constant year-end product prices, as of December 31, 1999, 1998 and 1997, and a reconciliation of the changes between these dates. These estimates are based on reserve reports by Ralph E. Davis Associates, Inc. (an independent engineering company selected by the Company). Such reserve estimates are based upon a number of variable factors and assumptions which may cause these estimates to differ from actual results.

                                                          1999                          1998                        1997
                                                          ----                          ----                        ----
                                                    Oil           Gas            Oil            Gas           Oil           Gas
                                                                 (in thousands of barrels of oil and MMCF of gas)
Proved developed and undeveloped reserves:
   Balance at beginning of year                      2,368        15,952          2,495         9,052           2,386       10,972
     Production                                       (309)       (2,801)          (353)       (2,068)           (299)      (1,747)
     Additions                                         376         7,718          1,149        10,721           1,146        3,498
     Property sales                                   (164)          (66)             -             -             (10)        (393)
     Revisions to previous estimates                 1,838        (1,343)          (923)       (1,753)           (728)      (3,278)
                                                   -------       -------        -------       -------         -------      -------

   Balance at end of year                            4,109        19,460          2,368        15,952           2,495        9,052
                                                   =======       =======        =======       =======         =======      =======

Proved developed reserves at end of
   year included above                               2,819        14,391          1,463        10,041           2,035        6,821
                                                   =======       =======        =======       =======         =======      =======

Year-end prices                                     $24.28         $1.99          $9.16         $1.93          $16.34        $2.32
                                                    ======         =====          =====         =====          ======        =====



In December 1998, Black Hills Exploration and Production recognized a $13,546,000 pretax loss related to a write down of oil and gas properties. The write down was primarily due to historically low crude oil prices, lower natural gas prices and decline in value of certain unevaluated properties.

(11)      BUSINESS SEGMENTS

The Company follows FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information." Black Hills Corporation's business segments include: Electric which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Independent Energy consisting of: Mining which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Energy Marketing which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest Regions markets and Independent Power activities and Communications and Others which primarily markets communications and software development services.

Financial data for the business segments are as follows (in thousands):

ASSETS                                     Independent Energy
                                --------------------------------------------
                                             Oil       Energy    Independent  Communications
At December 31, 1999 Electric    Mining    And Gas    Marketing     Power      & Others        Eliminations     Total
                    ---------   --------   --------   ---------  -----------  --------------   ------------   ----------
Current assets      $  93,837   $ 57,393   $  1,988   $  79,709  $    52,471  $      9,732     $ (113,931)    $   181,199
Total assets          528,164    137,762     32,724      94,692       52,690        72,785       (244,011)        674,806

At December 31, 1998
Current assets      $  43,760   $ 25,538   $  1,335   $  77,397  $         4  $      6,406     $  (13,960)    $   140,480
Total assets          451,404     93,140     26,666      86,243           57        18,838       (116,931)        559,417

                                           Independent Energy
                                --------------------------------------------
YEAR TO DATE                                 Oil       Energy    Independent  Communications
December 31, 1999    Electric    Mining    And Gas    Marketing     Power      & Others        Eliminations      Total
                    ---------   --------   --------   ---------  -----------  --------------   ------------   -----------
Electric revenues   $ 133,222   $      -   $      -   $       -  $         -  $            -   $          -   $   133,222
Coal revenues               -     31,095          -      39,212            -               -              -        70,307
Gas revenues                -          -      5,399     382,809            -               -              -       388,208
Oil revenues                -          -      4,676     192,207            -               -              -       196,883
Other revenues              -          -      2,977           -            -           3,423         (3,145)        3,255
                    ---------   --------   --------   ---------  -----------  --------------   ------------   -----------
Total revenues      $ 133,222   $ 31,095   $ 13,052   $ 614,228  $         -  $        3,423   $     (3,145)  $   791,875
                    ---------   --------   --------   ---------  -----------  --------------   ------------   -----------
Depreciation, depletion
 & amortization     $  15,552   $  3,259   $  2,953   $   2,757  $        -   $            -   $        546   $    25,067
Operating income
  (loss)               52,286     12,606      3,978      (2,248)       (157)          (4,574)             -        61,891
Interest expense       13,830        689        568         245         111               17              -        15,460
Income taxes           12,446      3,439        968          50         (58)          (1,056)             -        15,789
Net income (loss)      27,362      9,714      2,462        (185)       (109)          (1,262)          (915)       37,067
Property additions     31,911      5,422      9,968       5,947           -           50,977              -       104,225

                                           Independent Energy
                                --------------------------------------------
YEAR TO DATE                                 Oil       Energy    Independent  Communications
December 31, 1998    Electric    Mining    And Gas    Marketing     Power        & Others      Eliminations      Total
                    ---------   --------   --------   ---------  -----------  --------------   ------------   -----------
Electric revenues   $ 129,236   $      -   $      -   $       -  $         -  $            -   $          -   $   129,236
Coal revenues               -     31,413          -      12,924            -               -              -        44,337
Gas revenues                -          -      4,073     375,136            -               -              -       379,209
Oil revenues                -          -      5,131     117,185            -               -              -       122,316
Other revenues              -          -      3,358         798            -           2,437         (2,437)        4,156
                    ---------   --------   --------   ---------- -----------  --------------   ------------   -----------
Total revenues      $ 129,236    $31,413   $ 12,562   $  506,043 $         -  $        2,437   $     (2,437)  $   679,254
                    ---------   --------   --------   ---------- -----------  --------------   ------------   -----------
Depreciation, depletion
 & amortization     $  14,881     $3,252   $ 18,760*  $      690 $         -  $           -    $          -   $    37,583
Operating income
  (loss)               49,896     12,723    (12,340)*         41           -         (1,087)              -        49,233
Interest expense       13,572          9        355          731           -             40               -        14,707
Income taxes           12,612      4,092     (4,689)*       (116)          -           (191)              -        11,708
Net income (loss)      24,825      9,585     (7,976)*       (346)          -           (280)              -        25,808
Property additions     11,451      1,447     10,169          424           -          1,774               -        25,265
Increase in goodwill        -          -          -        1,960           -              -               -         1,960

*Includes the impact of a $13,546 million pretax write down of certain oil and natural gas properties


                                           Independent Energy
                                --------------------------------------------
YEAR TO DATE                                 Oil       Energy    Independent  Communications
December 31, 1997    Electric    Mining    And Gas    Marketing     Power        & Others      Eliminations      Total
                    ---------   --------   --------   ---------  -----------  --------------   ------------   -----------
Electric revenues   $ 126,497   $      -   $      -   $       -  $         -  $            -   $          -   $   126,497
Coal revenues               -     31,080          -           -            -               -              -        31,080
Gas revenues                -          -      4,223      95,980            -               -              -       100,203
Oil revenues                -          -      5,540      46,810            -               -              -        52,350
Other revenues              -          -      3,532           -            -             685           (685)        3,532
                    ---------   --------   --------   ---------  -----------  ---------------  ------------   -----------
Total revenues      $ 126,497   $ 31,080   $ 13,295   $ 142,790  $         -  $          685   $       (685)  $   313,662
                    ---------   --------   --------   ---------  -----------  ---------------  ------------   -----------

Depreciation, depletion
 & amortization     $  14,608   $  3,188   $  4,275   $     240  $         -  $            -   $          -   $    22,311
Operating income
  (loss)               44,611     12,217      2,907        (825)           -            (471)             -        58,439
Interest income        13,676          5        203         203            -              36              -        14,123
Income taxes            9,929      4,205        629        (347)           -             (90)             -        14,326
Net income (loss)      22,106      9,073      2,147        (749)           -            (218)             -        32,359
Property additions     12,484      1,336      7,076           -            -             191              -        21,087
Increase in goodwill        -          -          -       7,232            -               -              -         7,232


(12)      SUPPLEMENTARY INCOME STATEMENT INFORMATION

Taxes Other than Income Taxes
                                           1999             1998         1997
                                           ----             ----         ----
                                                       (in thousands)
         Property                        $ 5,449           $ 4,993      $ 4,326
         Production and severance          3,264             3,437        3,654
         Payroll                           1,509             1,348        1,332
         Black lung                        1,311             1,324        1,310
         Federal reclamation               1,113             1,148        1,138
         Other                               234               222          225
                                         -------           -------      -------
                                         $12,880           $12,472      $11,985
                                         =======           =======      =======

(13)      QUARTERLY HISTORICAL DATA (Unaudited)

The company operates on a calendar year basis. The following table sets forth selected unaudited historical operating results for each quarter of 1999, 1998 and 1997.

                      First Quarter Second Quarter Third Quarter  Fourth Quarter
                      ------------- -------------- -------------  --------------
                                (in thousands, except per share amounts)
1999:
Total revenue          $   168,201   $    186,195   $   219,779     $   217,700
Income from operations      15,980         13,786        16,975          15,150
Net earnings                 9,035          7,763         9,725          10,544
Earnings per share            0.42           0.36          0.45            0.50

1998:
Total revenue          $   153,837   $    161,334   $   170,158     $   193,925
Income from operations      14,875         13,915        17,603           2,840*
Net earnings                 8,544          7,497         9,616             151*
Earnings per share            0.39           0.35          0.45            0.01*

*Includes $8.8 million, or 41 cents per share, non-cash write-down of certain oil and gas properties.

                      First Quarter Second Quarter Third Quarter  Fourth Quarter
                      ------------- -------------- -------------  --------------
                                (in thousands, except per share amounts)
1997:

Total revenue           $   43,879    $   40,259    $    98,182     $   131,342
Income from operations      15,629        12,742         15,573          14,495
Net earnings                 8,586         6,762          8,644           8,367
Earnings per share            0.39          0.31           0.40            0.39


(14)      SUBSEQUENT EVENTS

In  January  2000,  the  Company  announced  that it had  reached  a  definitive agreement, subject to certain conditions to closing including regulatory approval, to acquire 100% of Indeck Capital, Inc. a privately-held independent power company that owns and operates certain independent power facilities, and has direct or indirect investments in other independent power facilities. The proposed purchase price consists of $36 million of common stock and $4 million of preferred stock. As of January 1, 2000, Indeck Capital, Inc.'s net megawatt interest in operating facilities or development projects is approximately 240 megawatts, which are primarily concentrated in hydro-electric and gas-fired generating facilities.

In December  1999,  Black Hills  Generation,  Inc.  acquired a 50% interest in a limited liability company that is constructing three gas-fired combustion turbine peaking units that have a total capacity of approximately 111 megawatts. These facilities are scheduled to become operational in the second quarter of 2000, and the production has been sold to Public Service of Colorado under a seven year tolling arrangement. Ultimately, upon closure of the contemplated Indeck Capital, Inc. acquisition in 2000, the independent energy business unit will control 100% of these three facilities as Indeck Capital, Inc. currently owns the other 50% interest. At December 31, 1999, the Company had funded approximately $52 million of the expected $80 million capital requirements associated with these three peaking units through notes receivable from the limited liability company. Such notes receivable are recorded in the Consolidated Balance Sheets in Receivables, Other. Management and Indeck Capital, Inc. expect to close on non-recourse project level financing in the first quarter of 2000 related to these projects.

FINANCIAL STATISTICS

Years ended December 31,                                      1999             1998            1997            1996          1995
                                                              ----             ----            ----            ----          ----
TOTAL ASSETS (in thousands)                                 $674,806         $559,417        $508,741        $467,354      $448,830

PROPERTY AND INVESTMENTS
     (in thousands)
    Total property and investments                          $710,488         $619,549        $598,306        $581,537      $557,642
    Accumulated depreciation and depletion                   246,299          229,942         197,179         181,103       164,383
    Capital expenditures (includes AFDC)                     104,225           27,225          28,319          24,388        51,895

CAPITALIZATION (in thousands)
    Long-term debt                                          $160,700         $162,030        $163,360        $164,691      $166,069
    Common stock equity                                      216,606          206,666         205,403         193,175       182,342
                                                           ---------        ---------       ---------       ---------     ---------

         Total capitalization                               $377,306         $368,696        $368,763        $357,866      $348,411
                                                            ========         ========        ========        ========      ========

CAPITALIZATION RATIOS
    Long-term debt                                            42.6%            43.9%           44.3%           46.0%         47.7%
    Common stock equity                                       57.4             56.1            55.7            54.0          52.3
                                                            ------           ------          ------          ------        ------
         Total                                               100.0%           100.0%          100.0%          100.0%        100.0%
                                                             =====            =====           =====           =====         =====

AVERAGE INTEREST RATE ON LONG-TERM DEBT
                                                               8.1%             8.1%            8.1%            8.1%          8.1%

NET INCOME AVAILABLE FOR
    COMMON STOCK (in thousands)                              $37,067          $25,808*        $32,359         $30,252       $25,590

DIVIDENDS PAID IN COMMON STOCK
    (in thousands)                                           $22,602          $21,737         $20,540         $19,930       $19,312

COMMON STOCK DATA (in thousands)**

    Shares outstanding, average                               21,445           21,623          21,692          21,660        21,614
    Shares outstanding, end of year                           21,372           21,578          21,705          21,675        21,638

    Earnings per average share, in dollars                     $1.73            $1.19*          $1.49           $1.40         $1.19
    Dividends paid per share, in dollars                       $1.04            $1.00           $0.95           $0.92         $0.89
    Book value per share, end of year, in dollars             $10.14            $9.58           $9.46           $8.91         $8.43

RETURN ON COMMON STOCK EQUITY (year-end)
                                                               17.1%            12.5%*          15.8%           15.7%         14.0%

ALLOWANCE FOR FUNDS USED
    DURING CONSTRUCTION AS
    PERCENT OF NET INCOME                                       0.5%             0.9%            0.6%            1.2%         22.9%

*Includes impact of $8.8 million,  or 41 cents per average share,  write down of certain oil and gas  properties.
**Common Stock Data reflects the 3-for-2 stock split on March 10, 1998.

ELECTRIC OPERATION STATISTICS

Years ended December 31,                                     1999           1998            1997           1996           1995
                                                             ----           ----            ----           ----           ----
ELECTRIC ENERGY GENERATED AND
    PURCHASED (megawatt hours)
    Generated, net station output                          1,828,465       1,870,247      1,803,350       1,659,671      1,320,630
    Purchased and net interchange                            624,662         500,319        503,242         380,106        473,175
                                                         -----------     -----------     ----------      ----------     ----------
       Total generated and purchased                       2,453,127       2,370,566      2,306,592       2,039,777      1,793,805
    Company use and losses                                   (87,410)        (76,131)       (94,633)        (80,106)       (87,512)
                                                         -----------     -----------    -----------     -----------    -----------
       Total electric energy sales                         2,365,717       2,294,435      2,211,959       1,959,671      1,706,293
                                                           =========       =========      =========       =========      =========

ELECTRIC ENERGY SALES
    (megawatt hours)
    Residential                                              393,151         392,637        392,059         406,658        383,929
    General and commercial                                   564,286         561,292        547,624         541,463        513,854
    Industrial                                               521,073         527,157        556,554         555,601        552,829
    Public authorities                                        23,295          24,356         22,583          25,083         23,164
    Sales for resale                                         418,200         417,889        413,527         181,766        171,942
                                                          ----------      ----------     ----------      ----------     ----------
       Total firm electric energy sales                    1,920,005       1,923,331      1,932,347       1,710,571      1,645,718
    Non-firm sales                                           445,712         371,104        279,612         249,100         60,575
                                                          ----------      ----------     ----------     -----------    -----------
       Total electric energy sales                         2,365,717       2,294,435      2,211,959       1,959,671      1,706,293
                                                           =========       =========      =========       =========      =========

ELECTRIC REVENUE (in thousands)
    Residential                                           $   32,667      $   32,336     $   32,178       $  33,230      $  30,433
    General and commercial                                    42,619          42,221         41,452          41,307         37,663
    Industrial                                                25,043          25,713         26,802          26,915         26,495
    Public authorities                                         1,878           1,944          1,843           1,970          1,775
    Sales for resale                                          15,686          15,782         16,181           8,189          7,625
                                                          ----------      ----------     ----------      ----------     ----------
       Total firm electric revenue                           117,893         117,996        118,456         111,611        103,991
    Non-firm electric revenue                                  9,891           6,002          3,760           2,985            741
    Other electric revenue                                     5,438           5,238          4,281           4,122          4,051
                                                         -----------     -----------    -----------     -----------    -----------
       Total electric revenue                               $133,222        $129,236       $126,497        $118,718       $108,783
                                                            ========        ========       ========        ========       ========

ELECTRIC CUSTOMERS (end of year)
    Residential                                               47,571          46,967         46,656          46,146         45,886
    General and commercial                                     9,949           9,703          9,431           9,280          8,958
    Industrial                                                    43              44             39              37             35
    Public authorities                                           144             140            141             137            138
    Other electric utilities                                       2               2              2               1              1
                                                          ----------      ----------      ---------      ----------     ----------
        Total electric customers                              57,709          56,856         56,269          55,601         55,018
                                                          ==========      ==========      =========      ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No change of accountants or disagreements on any matter of accounting principles or practices or financial statement disclosure have occurred.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held June 20, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of all executive officers of the Company. There are no family relationships among them. Officers are normally elected annually.

Daniel P. Landguth, 53, Chairman and Chief Executive Officer of
    Black Hills Corporation
    Mr. Landguth was elected to his present position in January 1991.

Roxann R. Basham, 38, Vice President - Finance and Secretary/Treasurer
    Ms. Basham was elected to her present position in December 1997. She had served as Secretary/Treasurer since 1993.

David R. Emery, 37, Vice President - Fuel Resources
    Mr. Emery was elected to his present position in January 1997. He had served as General Manager of Black Hills Exploration and Production since June 1993.

Gary R. Fish, 41, President and Chief Operating Officer of Independent Energy
    Business Unit
    Mr. Fish was elected to his present position in September 1999. He had served as Vice President - Corporate Development since 1996 and as Controller since 1988.

Everett E. Hoyt, 60, President and Chief Operating Officer of Black Hills Power
    Mr. Hoyt was elected to his present position in October 1989.

James M. Mattern, 45, Senior Vice President - Corporate Administration and
    Assistant to the CEO
    Mr. Mattern was elected to his present position in September 1999. He had served as Vice President - Corporate Administration and Assistant to the CEO since 1997 and as Vice President - Corporate Administration since January 1994.

Thomas M. Ohlmacher, 48, Vice President - Power Supply
    Mr. Ohlmacher was elected to his present position in August 1994. He had served as Director of Power Generation since 1993.

Ronald D. Schaible, 55, Senior Vice President and General Manager of
    Communications
    Mr. Schaible was elected to his present position in July 1999. Previously, Mr. Schaible had served as Vice-President and General Manager for Brooks Fiber Properties, Inc. since 1995.

Mark T. Thies, 36, Controller
    Mr. Thies was elected to his present position in May 1997. Previously, Mr. Thies had served in a number of accounting positions, most recently as Assistant Controller, at InterCoast Energy Company, a wholly owned subsidiary of MidAmerican Energy Holdings Company since 1990.

Kyle D. White, 40, Vice President - Marketing and Regulatory Affairs
    Mr. White was elected to his present position in July 1998. He had served as Vice President - Energy Services since January 1998 and had served as Director of Strategic Marketing and Sales since 1993.

ITEM 11.       EXECUTIVE COMPENSATION

Information regarding management remuneration and transactions is incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held June 20, 2000.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to the Proxy statement for the Annual Shareholders' Meeting to be held June 20, 2000.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information   regarding  certain   relationships  and  related  transactions  is
incorporated herein by reference to the Proxy Statement for the Annual Shareholders' Meeting to be held June 20, 2000.

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

         3.    Exhibits

               *3(a)Restated  Articles  of  Incorporation  dated  May  24,  1984
                    (Exhibit 3(I) to Form 8-K dated June 7, 1994, File No. 1-7978).

               *3(b)Bylaws dated  April 20,  1999.  (Exhibit  4(b) to Form S-8 dated July 13, 1999.)

               *4(a)Reference  is made to  Article  Fourth  (7) of the  Restated
                    Articles of Incorporation of the Company (Exhibit 3(a) hereto).

               *4(b)Indemnification  Agreement  and Company and  Directors'  and
                    Officers' indemnification insurance (Exhibit 4(b) to Form 10-K for 1987).

               *4(c)Indenture of Mortgage and Deed of Trust,  dated September 1,
                    1941, and as amended by supplemental indentures (Exhibit B to Form A-2, File No. 2-4832); (Exhibit 7-B to Form S-1, File No. 2-6576); (Exhibit 7-C to Form S-1, File No. 2-7695); (Exhibit 7-D to Form S-1, File No. 2-8157);
                    (Exhibit 4.05(e) to Form S-3, File No. 33-54329); (Exhibit 4-I to Form S-1, File No. 2-9433); (Exhibit 4-H to Form S-1, File No. 2-13140); (Exhibit 4-I to Form S-1, File No.
                    2-14829); (Exhibits 4-J and 4-K to Form S-1, File No. 2-16756); (Exhibits 4-L, 4-M, and 4-N to Form S-1, File No. 2-21024); (Exhibits 2(q), 2(r), 2(s), 2(t), 2(u), and 2(v)
                    to Form S-7, File No. 2-57661);  (Exhibit  4.05(t),  4.05(u)
                    and 4.05(v) to Form S-3, File No. 33-54329); (Exhibit 4(b) to Form S-3, File No. 2-81643); (Exhibit 4.05(x), 4.05(y),
                    and 4.05(z) to Form S-3, File No. 33-54329); (Exhibit 4(d) and 4(e) to Post-Effective Amendment No. 1 to Form S-8, File No. 33-15868); and (Exhibit 4.05(ac), 4.05(ad), and 4.05(ae)
                    to Form S-3, File No. 33-54329).

               *4(d)Indentures  of  Trust  dated  as of  June 1,  1992,  City of
                    Gillette, Campbell County, Wyoming; Lawrence County, South Dakota; Pennington County, South Dakota; Weston County Wyoming; and Campbell County, Wyoming; to Norwest Bank Minnesota, National Association, as Trustee (Exhibits 10(n), 10(q), 10(s), 10(u), and 10(w), to Form 10-K for 1992).

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

               *10(s) Officers Short-Term Incentive Plan.

                10(t) Rate Freeze Extension

         21    Subsidiaries of the Registrant.

         23a Consent of Independent Public Accountants with respect to Annual Report on Form 10-K.

         23b Consent of Independent Public Accountants with respect to Annual Report on Form 11-K.

         27    Financial Data Schedule.

         99 Annual Report on Form 11-K of the Black Hills Corporation Employee Stock Purchase Plan for the year ended December 31,1999.


      *     Exhibits incorporated by reference.

(c)      See (a) 3. above.
(d)      See (a) 2. above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BLACK HILLS CORPORATION

                                         By    DANIEL P. LANDGUTH
                                         Daniel P. Landguth, Chairman,
                                         President and Chief Executive Officer
Dated:   March 10, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       DANIEL P. LANDGUTH           Director and Principal        March 10, 2000
----------------------------------    Executive Officer
Daniel P. Landguth, Chairman,
President, and Chief Executive
Officer

       ROXANN R. BASHAM             Principal Financial Officer   March 10, 2000
----------------------------------
Roxann R. Basham, Vice President-Finance, and Corporate Secretary/Treasurer

       MARK T. THIES                Principal Accounting Officer  March 10, 2000
----------------------------------
Mark T. Thies, Controller

       ADIL M. AMEER                Director                      March 10, 2000
----------------------------------
Adil M. Ameer

       BRUCE B. BRUNDAGE            Director                      March 10, 2000
----------------------------------
Bruce B. Brundage

       DAVID C. EBERTZ              Director                      March 10, 2000
----------------------------------
David C. Ebertz

       JOHN R. HOWARD               Director                      March 10, 2000
----------------------------------
John R. Howard

       EVERETT E. HOYT              Director and Officer          March 10, 2000
----------------------------------
Everett E. Hoyt (President and Chief
Operating Officer of Black Hills Power)

       KAY S. JORGENSEN             Director                      March 10, 2000
----------------------------------
Kay S. Jorgensen

       DAVID S. MANEY               Director                      March 10, 2000
----------------------------------
David S. Maney

       THOMAS J. ZELLER             Director                      March 10, 2000
----------------------------------
Thomas J. Zeller

BOARD OF DIRECTORS AND OFFICERS


                               BOARD OF DIRECTORS

Daniel P. Landguth                       John R. Howard
  Chairman of the Board and                President
  Chief Executive Officer of the Company   Industrial Products, Inc.

Adil M. Ameer                            Everett E. Hoyt
  President and Chief Executive Officer    President and Chief Operating Officer
  Rapid City Regional Hospital             Black Hills Power and Light Company

Bruce B. Brundage                        Kay S. Jorgensen
  President and Director                   Owner - Jorgensen-Thompson
  Brundage & Company                       Creative Broadcast Services

David C. Ebertz                          David S. Maney
  President                                Co-founder
  Risk Management Consulting               Worldbridge Broadband Services

                                         Thomas J. Zeller
                                           President
                                           RE/SPEC Inc.


                               CORPORATE OFFICERS


Daniel P. Landguth                        James M. Mattern
  Chairman of the Board and                 Senior Vice President-Corporate
  Chief Executive Officer of the Company    Administration and Assistant to
                                            the CEO

Roxann R. Basham                          Thomas M. Ohlmacher
  Vice President - Finance and              Vice President-Power Supply
  Corporate Secretary/Treasurer

David R. Emery                            Ronald D. Schaible
  Vice President - Fuel Resources           Senior Vice President and General
                                            Manager-Communications Business Unit

Gary R. Fish                              Mark T. Thies
  President and Chief Operating Officer-    Controller
  Independent Energy Business Unit

Everett E. Hoyt                           Kyle D. White
  President and Chief Operating Officer     Vice President-Marketing and
  Black Hills Power and Light Company       Regulatory Affairs