Form 10-K405/A
period 1999-12-31
BLACK HILLS CORP
filed 2000-04-28
CIK 12400

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  Form 10-K / A
                                (Amendment No. 1)

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
X       ACT OF 1934

        For the fiscal year ended December 31, 1999

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to _________________

        Commission File Number 1-7978

                             BLACK HILLS CORPORATION

        Incorporated in South Dakota      IRS Identification Number 46-0111677

                                625 Ninth Street
                         Rapid City, South Dakota 57701

               Registrant's telephone number, including area code
                                 (605) 721-1700

            Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
              Title of each class                  on which registered
              -------------------                 ---------------------

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
           X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

                 At January 31, 2000           $511,580,784

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                      Class              Outstanding at January 31, 2000
                      -----              -------------------------------

         Common stock, $1.00 par value          21,371,521shares

Amendment to Form 10-K

We are filing this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Part III, Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) are included in this report rather than being incorporated by reference.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               DIRECTORS OF THE COMPANY

                           Nominees for Election Until
                         2003 Annual Meeting - Class II

         Name, Age, Principal Occupation for           Director    Board
         Last Five Years and Other Directorships        Since    Committees
         ---------------------------------------       --------  ----------

         Daniel P. Landguth, 53                         1989      Executive
         Chairman and Chief Executive                             Nominating
         Officer of Black Hills Corporation.  Director,
         Rapid City Regional Hospital.
         Rapid City, South Dakota

         John R. Howard, 59                             1977      Executive
         President, Industrial Products, Inc., an                 Compensation
         industrial parts distributor.  Branch                    Audit
         Manager for Linweld, Inc.
         Rapid City, South Dakota

         David C. Ebertz, 54                            1998      Compensation
         Consultant, Dave Ebertz Risk Management                  Audit
         Consulting, since January 2000.  Owner and
         President, Barlow Agency, Inc., an insurance agency, until December 31, 1999.
         Gillette, Wyoming


                         Directors Whose Terms Expire at
                         2001 Annual Meeting - Class III

         Name, Age, Principal Occupation for           Director     Board
         Last Five Years and Other Directorships        Since     Committees
         ---------------------------------------       --------   ----------

         Adil M. Ameer, 47                              1997      Executive
         President and Chief Executive Officer,                   Compensation
         Rapid City Regional Hospital.                            Audit
         Rapid City, South Dakota

         Everett E. Hoyt, 60                            1991
         President and Chief Operating Officer of
         Black Hills Power and Light Company.
         Rapid City, South Dakota

         Thomas J. Zeller, 52                           1997      Executive
         President, RE/SPEC Inc., a technical consulting          Compensation
         and services firm. Chairman of the Board,                Nominating
         Teachmaster Technologies, Inc., an educational software and consulting firm.
         Rapid City, South Dakota

                         Directors Whose Terms Expire at
                          2002 Annual Meeting - Class I

         Name, Age, Principal Occupation for        Director         Board
         Last Five Years and Other Directorships     Since         Committees
         ---------------------------------------    --------       -----------

         David S. Maney, 36                          1999          Compensation
         Founder, President and CEO of Worldbridge                 Nominating
         Broadband Services, Inc. and Open Access
         Broadband Networks, Inc.
         Golden, Colorado

         Bruce B. Brundage, 64                       1986          Compensation
         President and Director, Brundage &                        Nominating
         Company, a firm specializing in corporate financing.
         Englewood, Colorado

         Kay S. Jorgensen, 49                        1992          Compensation
         Co-Owner and Vice President, Jorgensen-Thompson           Audit
         Creative Broadcast Services.                              Nominating
         Spearfish, South Dakota


EXECUTIVE OFFICERS OF THE COMPANY

The following is a list of all executive officers of the Company. There are no family relationships among them. Officers are normally elected annually.

Daniel P. Landguth, 53, Chairman and Chief Executive Officer of Black Hills
  Corporation. Mr. Landguth was elected to his present position in January 1991.

Roxann R. Basham, 38, Vice President - Finance and  Secretary/Treasurer. Ms.
  Basham was elected to her present position in December 1997. She had served as Secretary/Treasurer since 1993.

David R. Emery, 37, Vice President - Fuel Resources. Mr. Emery was elected to his present position in January 1997. He had served as General Manager of Black Hills Exploration and Production since June 1993.

Gary R. Fish, 41, President and Chief Operating  Officer of  Independent Energy
  Business Unit. Mr. Fish was elected to his present position in September 1999. He had served as Vice President - Corporate Development since 1996 and as Controller since 1988.

Everett E. Hoyt, 60, President and Chief Operating Officer of Black Hills Power.
  Mr. Hoyt was elected to his present position in October 1989.

James M. Mattern, 45, Senior Vice President - Corporate Administration and
  Assistant to the CEO.
    Mr. Mattern was elected to his present position in September 1999. He had served as Vice President - Corporate Administration and Assistant to the CEO since 1997 and as Vice President - Corporate Administration since January 1994.

Thomas M.  Ohlmacher,  48, Vice President - Power Supply
  Mr. Ohlmacher was elected to his present position in August 1994. He had served as Director of Power Generation since 1993.

Ronald D.  Schaible,  55,  Senior Vice  President  and  General  Manager of
  Communications. Mr. Schaible was elected to his present position in July 1999. Previously, Mr. Schaible had served as Vice-President and General Manager for Brooks Fiber Properties, Inc. since 1995.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Black Hills Corporation's records and copies of reports on Form 3, 4 and 5 furnished to us, we believe that during 1999 all persons subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, filed the required reports on a timely basis.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

     Our Compensation Committee is solely comprised of the following outside directors: Adil M. Ameer, Bruce B. Brundage, David C. Ebertz, John R. Howard, Kay S. Jorgensen, David S. Maney and Thomas J. Zeller.

     Mr. Ameer is a Director of Black Hills Corporation and serves as a member of its Compensation Committee. Mr. Landguth, our Chairman, President and Chief Executive Officer, is also a director of Rapid City Regional Hospital, a non-profit organization of which Mr. Ameer is President and Chief Executive Officer. Mr. Landguth is serving a six-year term on the Rapid City Regional Hospital Board which will end in July 2000. Mr. Ameer and Mr. Landguth do not participate in any compensation decisions involving each other.

     Western Health, a subsidiary of Rapid City Regional Hospital, is a third party administrator for our healthcare plans. We have paid approximately $76,000 to Western Health in 1999 for its services.

     Worldwide Broadband Services, of which Mr. Maney was President and
Chief Executive Officer in 1999, sold products and services totaling $395,000 during 1999 to Black Hills FiberCom, a subsidiary of ours.

Directors' Fees

     Directors who are not officers receive an annual fee of $15,500 plus a fee of $600 for each board meeting and committee meeting attended, provided such committee meetings are substantive in nature and content.

     In addition, each outside director receives common stock equivalents equal to $7,000 per year divided by the market price of our common stock. The common stock equivalents are payable in stock or cash at retirement or can be deferred at the election of the director.

     Members of our Board of Directors are required to beneficially own 100 shares of common stock when they are initially elected a director and to apply at least 50 percent of his or her retainer toward the purchase of additional shares until the director has accumulated at least 2,000 shares of common stock.

Executive Compensation

     The following table is furnished for the fiscal year ended December 31, 1999, with respect to our Chief Executive Officer and the four other most highly compensated executive officers for 1999.

----------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------- ------- ------------------------------ -------------------------
                                                                   Annual Compensation        Long-Term Compensation
----------------------------------------------------- ------- ------------------------------ -------------------------
----------------------------------------------------- ------- ------------------ ----------- -------------------------
Name and Principal Position                            Year        Salary         Bonus(1)    Securities Underlying
                                                                                                Options Granted(2)
----------------------------------------------------- ------- ------------------ ----------- -------------------------
----------------------------------------------------- ------- ------------------ ----------- -------------------------
Daniel P. Landguth                                     1999       $262,600         $127,350           23,500
  Chairman and Chief Executive Officer                 1998        237,550           47,683           18,000
                                                       1997        222,675           26,399           18,000
----------------------------------------------------- ------- ------------------ ----------- -------------------------
----------------------------------------------------- ------- ------------------ ----------- -------------------------
Everett E. Hoyt                                        1999       $169,100          $53,100            8,000
 President and Chief Operating Officer                 1998        158,100           18,135            7,500
 of Black Hills Power and Light Company                1997        147,600           15,930            7,500
----------------------------------------------------- ------- ------------------ ----------- -------------------------
----------------------------------------------------- ------- ------------------ ----------- -------------------------
Gary R. Fish                                           1999       $142,300          $61,250          10,500
  President and Chief Operating Officer                1998        123,350           18,154          10,500
  of Independent Energy                                1997        105,012           12,349          10,500
----------------------------------------------------- ------- ------------------ ----------- -------------------------
----------------------------------------------------- ------- ------------------ ----------- -------------------------
Thomas M. Ohlmacher                                    1999       $126,500          $35,700            8,000
  Vice President - Power Supply                        1998        112,350           12,825            7,500
                                                       1997        101,452           11,997            7,500
----------------------------------------------------- ------- ------------------ ----------- -------------------------
----------------------------------------------------- ------- ------------------ ----------- -------------------------
James M. Mattern                                       1999       $116,200          $37,800            8,000
  Senior Vice President - Corporate                    1998        104,350           11,970            7,500
  Administration and Assistant to the                  1997         93,001           10,987            7,500
  Chief Executive Officer
----------------------------------------------------- ------- ------------------ ----------- -------------------------

         (1)Bonus amounts include amounts earned under the Short-Term Annual Incentive Plan in 1999 and 1998, the Results Compensation Program and the Executive Gainshare Program in 1997, and cash bonus programs for our employees based on the attainment of predetermined profitability measures.

         (2)Reflects the 3-for-2 stock split on March 10, 1998.

----------------------------------------------------------------------------------------------------------------------
                                  BLACK HILLS CORPORATION STOCK OPTION GRANTS IN 1999(1)
----------------------------------------------------------------------------------------------------------------------
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
                 Name                      Number of       Percent of       Exercise      Expiration     Grant Date
                                          Securities      Total Options       Price          Date         Present
                                          Underlying       Granted to                                     Value(2)
                                        Options Granted     Employees
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
Daniel P. Landguth                          23,500            16.8%         $24.0625       07/20/09      $103,635
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
Everett E. Hoyt                               8,000            5.7%         $24.0625       07/20/09      $ 35,280
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
Gary R. Fish                                10,500             7.5%         $24.0625       07/20/09      $ 46,305
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
Thomas M. Ohlmacher                           8,000            5.7%         $24.0625       07/20/09      $ 35,280
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------
James M. Mattern                              8,000            5.7%         $24.0625       07/20/09      $ 35,280
--------------------------------------- ---------------- ---------------- -------------- ------------- ---------------

         (1)Options vest annually in installments of 33 percent per year beginning on the first anniversary of the date of grant. All options become fully vested if a change in control occurs.

         (2)The Black-Scholes option-pricing model was used in determining the present value of the options granted. The assumptions utilized in the Black-Scholes model are as follows: 19.87 percent for expected volatility; 6.68 percent for risk free rate of return; 4.2 percent for dividend yield; and 10 years for the time of exercise.

====================================================================================================================
                           STOCK OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES(1)
====================================================================================================================

                               Number of Securities Underlying       Value of Unexercised In-the-Money Options at
                                Unexercised Option at 12/31/99          12/31/99 Exercisable/Unexercisable(3)
           Name                  Exercisable/Unexercisable(2)
============================ ===================================== =================================================
Daniel P. Landguth                      45,600/35,500                              $155,240/$18,000
============================ ===================================== =================================================
Everett E. Hoyt                         19,000/13,000                               $64,687/$7,500
============================ ===================================== =================================================
Gary R. Fish                            23,000/17,500                              $70,687/$10,500
============================ ===================================== =================================================
Thomas M. Ohlmacher                     19,000/13,000                               $64,687/$7,500
============================ ===================================== =================================================
James M. Mattern                        19,000/13,000                               $64,687/$7,500
============================ ===================================== =================================================

(1)No options were exercised by the above named individuals in 1999.

(2)The number of options have been adjusted to reflect the 3-for-2 stock split on March 10, 1998.

(3)Value of unexercisable options is the market value of the shares at year-end minus the exercise price.

Retirement Plans

         We have a defined benefit retirement plan, a pension plan, for our employees. The plan provides benefits at retirement based on length of employment service and average monthly pay in the five consecutive calendar years of highest earnings out of the last ten years. Our employees do not contribute to the plan. The amount of annual contribution by us to the plan is based on an actuarial determination. Accrued benefits become 100 percent vested after an employee completes five years of service.

         We amended the plan, effective January 1, 2000, whereby future benefits under the plan were decreased and in return we offer a 401(k) match. Our employees who were age 50 on December 31, 1999 could make a one-time election to remain under the old plan without the 401(k) match or participate under the revised plan with a 401(k) match.

         We also have a Pension Equalization Plan, a nonqualified supplemental plan, in which benefits are not tax deductible until paid, designed to provide the higher paid executive employee a retirement benefit which, when added to social security benefits and the pension to be received under the defined benefit retirement plan, will approximate retirement benefits being paid by other employers to its employees with like executive positions. The employee's pension from the qualified pension plan is limited under current law to $135,000 annually and the compensation taken into account in determining contributions and benefits cannot exceed $170,000. The amount of deferred compensation paid under nonqualified plans such as the Pension Equalization Plan is not subject to the limits. A participant under the Pension Equalization Plan does not qualify for benefits until the benefits become vested under a vesting schedule -- 20 percent after three years of employment under the plan increasing up to 100 percent vesting after eight years of employment under the plan. No credit for past service is granted under the Pension Equalization Plan. The annual benefit is 25 percent of the employee's average earnings, if salary was less than two times the Social Security Wage Base, or 30 percent, if salary was more than two times the Social Security Wage Base, times the vesting percentage. Average earnings are normally an employee's average earnings for the five highest consecutive full years of employment during the ten full years of employment immediately preceding the year of calculation. The annual Pension Equalization Plan benefit is paid on a monthly basis for 15 years to each participating employee and, if deceased, to the employee's designated beneficiary or estate, commencing at the earliest of death or when the employee is both retired and 62 years of age or more.

         In the event that at the time of a participant's retirement the participant's salary level exceeds the qualified pension plan annual compensation limitation of $170,000, then the participant shall receive an additional benefit which is measured by the difference between the monthly benefit which would have been provided to the participant under the defined benefit retirement plan as if there were no annual compensation limitation and the monthly benefit to be provided to the participant under the defined benefit retirement plan.

         Participants in the Pension Equalization Plan are designated by our Board of Directors upon recommendation of the Chief Executive Officer. Selection is based on key employees as determined by management and consideration of performance rather than being based solely on salary. The minimum salary component applied in the selection process is the maximum annual Social Security taxable wage base that is presently at $76,200.

Employees' Stock Purchase Plan

         Our employees and those of our subsidiaries are eligible to participate in the Employees' Stock Purchase Plan, as approved by the shareholders at the 1987 Annual Meeting under which offerings of our common stock, at the discretion of the Board of Directors, are made to employees at a price equal to 90 percent of the closing sale price on the New York Stock Exchange on the date of the offering. Employees may purchase up to 400 shares per offering. An offering was extended to employees in 1999 at a price of $21.66 per share. Shares are held in nominee name until subscriptions are paid for in full.

Retirement Savings Plan

         We have a Retirement Savings Plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, which permits our employees and those of our subsidiaries, including officers, to elect to invest up to 20 percent of their eligible earnings on a pre-tax basis into an investment fund subject to limitations imposed by the Internal Revenue Code.

         Effective January 1, 2000, we provide a matching contribution of 100 percent of the employee's tax deferred contribution, subject to a maximum of three percent of the employee's compensation.

         Distribution from the fund will be made to employees at termination of employment, retirement, death, or in case of hardship. No amounts were paid or distributed pursuant to the Retirement Savings Plan to the individuals named herein nor to the officers as a group.

Severance Agreements

         We have entered into change of control severance agreements with each of our executive officers and certain key employees. The change of control severance agreements provide for certain payments and other benefits to be payable upon a change in control and a subsequent termination of employment, either involuntary or for a good reason.

         A change in control is defined in the agreements as:

         * an acquisition of 30 percent or more of our common stock, except for certain defined acquisitions, such as acquisition by employee benefit plans, us, or any of our subsidiaries; or

         * members of our incumbent Board of Directors at the time the agreements were executed cease to constitute at least two-thirds of the members of the Board of Directors, with the incumbent Board of Directors being defined as those individuals consisting of the Board of Directors on the date the agreement was executed and any other directors elected subsequently whose election was approved by the incumbent Board of Directors; or

         *        approval by our shareholders of:

                  *        a merger, consolidation, or reorganization;
                  *        liquidation or dissolution;
                  * or agreement for sale or other disposition of all or substantially all of our assets, with exceptions for transactions which do not involve an effective change in control of voting securities or Board of Directors membership, and transfers to subsidiaries or sale of subsidiaries; and

         * all regulatory approvals required to effect a change in control have been obtained.

         In the change of control severance agreements, a good reason for termination which would trigger payment of benefits is defined to include:

         * a change in the executive's status, title, position or responsibilities;
         * a reduction in the executive's annual compensation or any failure to pay the executive any compensation or benefits to which he or she is entitled within seven days of the date due;
         * any material breach by us of any provisions of the change of control severance agreement;
         * requiring the executive to be based outside a 50-mile radius from Rapid City, South Dakota; or
         * our failure to obtain an agreement from any successor company to assume and agree to perform the change of control severance agreement.

The agreement with the Chief Executive Officer also contains an optional window period, a 30-day period of time beginning on the one-year anniversary after the change in control, during which time the Chief Executive Officer may terminate for any reason and receive the payments and benefits.

         Upon a change in control, the executive will have an employment contract for a three-year period, but not beyond age 65. During this employment term, the executive shall receive annual compensation at least equal to the highest rate in effect at any time during the one-year period preceding the change in control and shall also receive employment welfare benefits, pension benefits, and supplemental retirement benefits on a basis no less favorable than those received prior to the change in control.

         If the executive's employment is terminated during the three-year employment term involuntarily, for a good reason, or by the Chief Executive Officer for any reason during a window period, then the executive is entitled to the following benefits:

         * severance pay equal to 2.99 times executive's five-year average taxable compensation, provided that the foregoing payment is subject to proportionate reduction based upon when termination takes place during the three-year employment term and based upon a ratio of the executive's employment term to 36 months; and
         * continuation of employee welfare benefits for the remainder of the employment term, with an offset for similar benefits received, along with additional credited service under the Pension Equalization Plan and defined benefit retirement plan equal to the remainder of the employment term.

         The change of control severance agreements contain a "cap" provision which reduces any amounts payable to an amount which would prevent any payments from being nondeductible under the Internal Revenue Code. The change of control severance agreements provide for reimbursement of legal fees and expenses of the executive incurred after the change in control by the executive in seeking to obtain or enforce any benefits provided by the change of control severance agreement. The executive is not required to mitigate the amount of any payment or benefit by seeking other employment or otherwise, and the payments or benefits are not reduced whether or not the executive obtains other employment and/or benefits, except for employee welfare benefits.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 29, 2000, the following table sets forth the beneficial ownership of our common stock for each director, each executive officer named in the summary compensation table, and all of our directors and executive officers as a group. Beneficial ownership includes shares a director or executive officer has the power to vote or transfer, and stock options that are exercisable currently or within 60 days of February 29, 2000.

         The common stock interest of each named person and all directors and executive officers as a group represents 1.3 percent of the aggregate amount of common stock issued and outstanding. Except as indicated by footnote below, the beneficial owner possesses sole voting and investment powers with respect to the shares shown.

                                                 Shares              Options                Directors
                                              Beneficially         Exercisable            Commmon Stock
Name of Beneficial Owner                         Owned            Within 60 Days         Equivalents  (1)      Total
Adil M. Ameer                                    1,097(2)                                      657              1,754
Bruce B. Brundage                                5,422(3)                                    5,903             11,325
David C. Ebertz                                  1,739(4)                                      397              2,136
Gary R. Fish                                     7,796(5)             23,000                                   30,796
John R. Howard                                  16,864                                       4,708             21,572
Everett E. Hoyt                                 10,683                19,000                                   29,683
Kay S. Jorgensen                                 2,516                                       1,717              4,233
Daniel P. Landguth                              15,866                45,600                                   61,466
David S. Maney                                   1,168(6)                                      180              1,348
James M. Mattern                                 5,595                19,000                                   24,595
Thomas M. Ohlmacher                              3,515                19,000                                   22,515
Thomas J. Zeller                                 1,172(7)                                      657              1,829
All directors and executive officers
as a group                                      90,046               173,800                14,221            278,068

         (1)Includes common stock allocated to the directors' accounts in the Directors' Stock Based Compensation Plan of which the trustee has sole voting and investment authority.

         (2)Includes 150 shares owned jointly with Mr. Ameer's spouse as to which he shares voting and investment authority.

         (3)Includes 5,400 shares owned by Brundage & Co.Pension Plan and Trust of which Mr. Brundage is the trustee with sole voting and investment authority.

         (4)Includes 506 shares owned jointly with Mr. Ebertz's spouse as to which he shares voting and investment authority.

         (5)Includes 6,236 shares owned jointly with Mr. Fish's spouse as to which he shares voting and investment authority.

         (6)Includes 1,000 shares owned jointly with Mr. Maney's spouse as to which he shares voting and investment authority.

         (7)Includes 225 shares owned jointly with Mr. Zeller's spouse as to which he shares voting and investment authority.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Compensation Committee Interlocks and Insider Participation" under Item 11.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BLACK HILLS CORPORATION

                                        By    DANIEL P. LANDGUTH
                                        Daniel P. Landguth, Chairman,
                                        President and Chief Executive Officer
Dated:   April 26, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       DANIEL P. LANDGUTH                  Director and Principal        April 26, 2000
-----------------------------------------  Executive Officer
Daniel P. Landguth, Chairman,
President, and Chief Executive Officer

       ROXANN R. BASHAM                    Principal Financial Officer   April 26, 2000
-----------------------------------------
Roxann R. Basham, Vice President-Finance,
and Corporate Secretary/Treasurer

       MARK T. THIES                       Principal Accounting Officer  April 26, 2000
-----------------------------------------
Mark T. Thies, Controller

       ADIL M. AMEER                       Director                      April 26, 2000
-----------------------------------------
Adil M. Ameer

       BRUCE B. BRUNDAGE                   Director                      April 26, 2000
-----------------------------------------
Bruce B. Brundage

       DAVID C. EBERTZ                     Director                      April 26, 2000
-----------------------------------------
David C. Ebertz

       JOHN R. HOWARD                      Director                      April 26, 2000
-----------------------------------------
John R. Howard

       EVERETT E. HOYT                     Director and Officer          April 26, 2000
-----------------------------------------
Everett E. Hoyt (President and Chief
Operating Officer of Black Hills Power)

       KAY S. JORGENSEN                    Director                      April 26, 2000
-----------------------------------------
Kay S. Jorgensen

       DAVID S. MANEY                      Director                      April 26, 2000
-----------------------------------------
David S. Maney

       THOMAS J. ZELLER                    Director                      April 26, 2000
-----------------------------------------
Thomas J. Zeller
