Form 10-Q
period 2000-03-31
BLACK HILLS CORP
filed 2000-05-12
CIK 12400

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000.

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

                  Registrant's telephone number (605)-721-1700

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

                Yes     X                                   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

            Class                                 Outstanding at April 28, 2000

Common stock, $1.00 par value                            21,390,946  shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                        Page
                                                                       Number

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements
                    Consolidated Balance Sheets-                        3-4
                    March 31, 2000, December 31, 1999
                    and March 31, 1999

                  Consolidated Statements of Income-                      5
                    Three and Twelve Months
                    Ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows-                  6
                    Three and Twelve Months
                    Ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements           7-12

Item 2.           Management's Discussion and Analysis of             13-19
                    Financial Position and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                      20

Item 6.           Exhibits and Reports on Form 8-K                       20

Signatures                                                               21

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                                               Unaudited                             Unaudited
                                                               March 31            December 31        March 31
                                                                  2000                1999              1999
                                                              -------------        ------------    -------------
                                                                                  (in thousands)

Assets
Current assets:
  Cash and cash equivalents                                     $ 14,203             $ 16,482         $ 20,055
  Securities available for sale                                    2,504                7,586           19,079
  Receivables, net
    Customers                                                    105,194               84,331           76,543
    Other                                                         79,396               55,694            3,453
  Materials, supplies, and fuel                                    9,734               10,310           10,540
  Prepaid expenses                                                 3,551                2,828            3,011
                                                             -----------           ----------      -----------
                                                                 214,582              177,231          132,681
                                                               ---------             --------        ---------

Property and investments:
  Electric utility                                               529,031              526,945          502,192
  Independent energy                                             137,020              132,331          123,008
  Communications                                                  61,331               54,589            8,323
  Other                                                            1,931                  591            1,229
                                                               ---------           ----------       ----------
                                                                 729,313              714,456          634,752

Less accumulated depreciation
 and depletion                                                  (252,169)            (246,299)        (236,300)
                                                                --------             --------         --------

  Net property and  investments                                  477,144              468,157          398,452
                                                               ---------            ---------        ---------

Other assets:
  Federal income taxes                                            11,485               11,472           12,370
  Regulatory asset                                                 3,944                3,944            3,978
  Other                                                           14,590               14,002           14,375
                                                              ----------           ----------       ----------
                                                                  30,019               29,418           30,723
                                                             -----------           ----------       ----------

     Total                                                      $721,745             $674,806         $561,856
                                                                ========             ========         ========


See  accompanying   notes  to  consolidated financial statements.

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets

                                                               Unaudited                            Unaudited
                                                                March 31           December 31       March 31
                                                                  2000                1999             1999
                                                              -------------        ------------    -------------
                                                                                  (in thousands)

Liabilities and Capitalization
Current liabilities:
   Current maturities of long-term debt                        $   1,329            $   1,330        $   1,330
   Notes payable                                                 119,274               97,579            4,570
   Accounts payable                                               98,895               80,355           71,650
   Accrued liabilities-
     Taxes                                                        13,350                8,357           15,969
     Interest                                                      3,278                4,119            3,047
     Other                                                        12,206               13,612            7,928
                                                               ---------           ----------       ----------
                                                                 248,332              205,352          104,494
                                                                --------            ---------         --------

Deferred credits:
   Federal income taxes                                           59,777               59,140           55,758
   Investment tax credits                                          2,899                3,022            3,391
   Reclamation costs                                              17,486               17,315           17,178
   Regulatory liability                                            5,056                5,179            5,539
   Other                                                           7,686                7,492            6,956
                                                              ----------           ----------       ----------
                                                                  92,904               92,148           88,822
                                                               ---------            ---------       ----------

Capitalization:
   Common stock equity-
     Common stock                                                 21,746               21,739           21,726
     Additional paid-in
      capital                                                     40,811               40,658           40,397
     Retained earnings                                           165,430              162,239          151,160
     Treasury stock                                               (7,652)              (8,030)          (6,247)
                                                             -----------          ------------      -----------
   Total common stock equity                                     220,335              216,606          207,036
   Long-term debt                                                160,174              160,700          161,504
                                                               ---------            ---------        ---------
                                                                 380,509              377,306          368,540
                                                               ---------            ---------        ---------

        Total                                                   $721,745             $674,806         $561,856
                                                                ========             ========         ========


See  accompanying   notes  to  consolidated financial statements.

                             BLACK HILLS CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)

                                                                Three Months             Twelve Months
                                                                   March 31                  March 31
                                                              2000        1999          2000        1999
                                                              ----        ----          ----        ----
                                                               (in thousands, except per share amounts)
Operating revenues:
  Electric utility                                            $ 33,299    $ 33,084      $133,437     $130,331
  Independent energy                                           214,111     135,117       737,369      563,287
  Communications                                                   549           -           827            -
                                                             ---------    ---------    ---------    ---------
                                                               247,959     168,201       871,633      693,618
                                                             ---------    --------     ---------    ---------
Operating expenses:
  Fuel and purchased power                                     207,710     130,737       714,275      543,950
  Operations and maintenance                                     8,702       7,750        34,198       31,227
  Administrative and general                                     4,391       4,334        21,541       17,891
  Depreciation, depletion, and amortization                      6,596       5,915        25,748       23,879
  Oil and gas ceilings test write down                               -           -             -       13,546
  Taxes, other than income taxes                                 3,688       3,485        13,084       12,787
                                                             ---------    --------     ---------    ---------
                                                               231,087     152,221       808,846      643,280
                                                             ---------    --------     ---------    ---------

Operating income                                                16,872      15,980        62,787       50,338
                                                             ---------    --------     ---------    ---------

Other income and  (expense):
  Interest expense                                              (5,494)     (3,557)      (17,322)     (14,248)
  Investment income                                              2,095         573         5,060        2,539
  Allowance for funds used  during construction                    230          64           363          254
  Other, net                                                      (611)        124         1,880         (421)
                                                             ---------- ----------    ----------    ---------
                                                                (3,780)     (2,796)      (10,019)     (11,876)
                                                             ---------  ----------    ----------    ---------

Income before income taxes                                      13,092      13,184        52,768       38,462
Income taxes                                                    (4,031)     (4,149)      (15,671)     (12,163)
                                                              --------   ---------     ---------    ---------
  Net income available for common stock                       $  9,061   $   9,035     $  37,097    $  26,299
                                                              ========   =========     =========    =========

Weighted average common shares
   Outstanding (Basic):                                         21,376      21,503        21,472       21,572
                                                              ========   =========     =========   ==========
             (Diluted):                                         21,410      21,539        21,512       21,618
                                                              ========   =========     =========   ==========

Earnings per share (Basic):                                   $   0.42   $    0.42     $    1.73   $     1.22
                                                              ========   =========     =========   ==========
             (Diluted):                                       $   0.42   $    0.42     $    1.72   $     1.22
                                                              ========   =========     =========   ==========

Dividends paid per share of common stock                      $   0.27   $    0.26     $    1.05   $     1.01
                                                              ========   =========     =========   ==========

See  accompanying   notes  to  consolidated financial statements.


                             BLACK HILLS CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                Three Months             Twelve Months
                                                                   March 31                  March 31
                                                              2000        1999          2000        1999
                                                              ----        ----          ----        ----
                                                                             (in thousands)

Operating activities:
  Net Income                                                   $ 9,061     $ 9,035       $37,097      $26,299
  Principal non-cash items-
   Depreciation, depletion, and amortization                     6,596       5,915        25,748       37,425
   Deferred income taxes and investment tax credits                609        (261)        2,731       (4,543)
   (Increase) decrease in receivables,
     inventories, and other current assets                     (23,207)      9,494       (30,504)     (14,644)
   Increase in other current liabilities                        21,286       2,432        29,135       16,010
   Other, net                                                   (1,189)         10       (7,806)       1,436
                                                              --------    --------      --------     --------
                                                                13,156      26,625        56,401       61,983
                                                              --------    --------      --------     --------
Investing activities:
  Property additions, excluding allowance
   for other funds used during construction                    (14,849)    (15,219)      (94,580)     (39,906)
  Available for sale securities purchased                           -         (917)       (5,212)     (14,054)
  Available for sale securities sold                             5,082       4,513        21,787       14,288
  Independent power investment                                 (21,505)          -       (73,824)           -
                                                             ---------    --------      --------    ---------
                                                               (31,272)    (11,623)     (151,829)     (39,672)
                                                             ---------    --------      --------    ---------
Financing activities:
  Dividends paid                                                (5,870)     (5,649)      (22,827)     (21,938)
  Treasury stock, net                                              378      (3,166)       (1,405)      (6,247)
  Common stock issued                                              160         150           434          268
  Increase (decrease) in short-term borrowings                  21,695        (520)      114,704        4,558
  Long-term debt payments                                         (526)       (526)       (1,330)      (1,330)
                                                               --------   --------      --------    ---------
                                                                15,837      (9,711)       89,576      (24,689)
                                                               -------    --------      --------    ---------
  Increase (decrease) in
   cash and cash  equivalents                                   (2,279)      5,291        (5,852)      (2,378)

Cash and cash equivalents:
  Beginning of period                                           16,482      14,764        20,055       22,433
                                                               -------     -------      --------     --------
  End of period                                                $14,203     $20,055      $ 14,203     $ 20,055
                                                               =======     =======      ========     ========

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:

     Interest                                                  $ 6,335    $  4,589       $17,091      $14,846
     Income taxes                                              $     -    $      -       $ 8,584      $11,135



See  accompanying   notes  to  consolidated financial statements.

                             BLACK HILLS CORPORATION

                   Notes to Consolidated Financial Statements
        (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report and Form 10-K)


(1)  Management's Statement

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2000, December 31, 1999 and March 31, 1999, financial information and are of a normal recurring nature. The results of operations for the three and twelve months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

(2)  Reclassifications

     Certain 2000 and 1999 amounts in the financial statements have been reclassified to conform to the 2000 presentation. These reclassifications did not affect the Company's stockholders' investment or results of operations.

(3)  Net Income Per Share

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

                                                  Three Months Ended               Twelve Months Ended
                                                       March 31                         March  31
                                               2000              1999             2000              1999
                                               ----              ----             ----              ----
Net Income                                    $ 9,061           $ 9,035          $37,097           $26,299
                                              =======           =======          =======           =======

Weighted average common shares outstanding:
         Basic                                 21,376            21,503           21,472            21,572
         Dilutive effect of option plan            34                36               40                46
                                            ---------         ---------        ---------         ---------
         Diluted                               21,410            21,539           21,512            21,618
                                               ======            ======          =======            ======

Earnings per share Basic:                       $0.42             $0.42            $1.73             $1.22
                                                =====             =====            =====             =====

          Diluted:                              $0.42             $0.42            $1.72             $1.22
                                                =====             =====            =====             =====


(4)  Summary of Information Relating to Segments of the Company's Business

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


Financial data for the business segments are as follows (in thousands):


ASSETS                                        Independent Energy
                                 ---------------------------------------------
                                               Oil       Energy    Independent  Communications
At March 31, 2000      Electric    Mining    and Gas    Marketing     Power       & Others       Eliminations       Total
                     ----------- ---------- ---------- ----------- -----------  -------------  ---------------- --------------
Current assets        $ 102,517    $78,562    $ 1,487    $  97,724   $  75,274     $   6,250     $  (147,232)     $   214,582
Total assets          $ 539,038   $161,872    $32,142    $ 112,456   $  79,091     $  81,382     $  (284,236)     $   721,745

At December 31, 1999
Current assets         $ 93,837    $57,393    $ 1,988    $  79,709   $  52,471     $   5,764     $   (113,931)    $   177,231
Total assets           $528,164   $137,762   $ 32,724    $  94,692   $  52,690     $  72,785     $   (244,011)    $   674,806


At March 31, 1999
Current assets         $ 48,109   $ 27,793    $ 1,808    $  74,354   $      43     $   6,191     $    (25,617)     $  132,681
Total assets           $456,347   $101,640    $31,646    $  83,015   $      92     $  24,533     $   (135,417)     $  561,856


                                              Independent Energy
                                 ---------------------------------------------
First Quarter                                  Oil       Energy    Independent  Communications
March 31, 2000         Electric    Mining    and Gas    Marketing     Power       & Others       Eliminations       Total
                     ----------- ---------- ---------- ----------- -----------  -------------  ---------------- --------------
Electric revenues      $ 33,299   $     -     $     -   $      -    $       -     $       -      $      -         $    33,299
Coal revenues                 -     8,095           -      9,657            -             -             -              17,752
Gas revenues                  -         -       1,556     85,621            -             -             -              87,177
Oil revenues                  -         -       1,618    106,776            -             -             -             108,394
Other revenues                -         -         788          -            -         1,455          (906)              1,337
                     ----------  ---------- ---------- ----------- -----------  -------------  ---------------  ---------------
Total revenues         $ 33,299   $ 8,095     $ 3,962   $202,054    $       -     $   1,455      $   (906)        $   247,959
                     ----------  ---------- ---------- ----------- -----------  -------------  ---------------  ---------------

Depreciation,
depletion
 & amortization       $ 3,909      $ 862     $  770    $     156    $       -     $     899      $      -         $     6,596
Operating income
 (loss)                13,644      3,314      1,330          988           (31)      (2,373)            -              16,872
Interest expense        4,535        652        101           75             2          129             -               5,494
Income taxes            3,389      1,012        327          358            17       (1,072)            -               4,031
Net income (loss)       7,198      2,363        890          570            31       (1,991)            -               9,061
Property additions      3,583        681        654         (134)       25,103        6,467             -              36,354




                                              Independent Energy
                                ----------------------------------------------
First Quarter                                  Oil       Energy    Independent  Communications
March 31, 1999         Electric    Mining    and Gas    Marketing     Power       & Others       Eliminations       Total
                    ----------- ---------- ---------- ----------- ------------ -------------  ---------------- --------------
Electric revenues      $ 33,084      $   -   $      -   $      -   $       -     $        -       $       -      $    33,084
Coal revenues                 -      7,777          -     10,065           -              -               -           17,842
Gas revenues                  -          -      1,231     85,156           -              -               -           86,387
Oil revenues                  -          -        964     29,135           -              -               -           30,099
Other revenues                -          -        789          -           -            654            (654)             789
                    ----------- ---------- ---------- ----------- ------------- ------------  --------------- ---------------
Total revenues         $ 33,084    $ 7,777  $   2,984  $ 124,356   $       -     $      654       $    (654)     $   168,201
                    ----------- ---------- ---------- ----------- ------------- ------------  --------------- ----------------

Depreciation,
depletion
 & amortization         $ 3,948     $  869  $     856  $     221   $       -      $      21       $       -       $    5,915
Operating income
 (loss)                  13,376      3,038        487       (342)          -           (579)              -           15,980
Interest expense          3,353          3        135         59           -              7               -            3,557
Income taxes              3,359        955         88       (156)          -            (97)              -            4,149
Net income (loss)         6,873      2,377        266       (318)          -           (163)              -            9,035
Property additions        2,104      1,827      5,132         38           -          6,118               -           15,219



                                            Independent Energy
                                ----------------------------------------------
Twelve Months Ended                            Oil       Energy    Independent  Communications
March 31, 2000         Electric    Mining    and Gas    Marketing     Power       & Others       Eliminations       Total
                    ----------- ---------- ---------- ----------- ------------  -------------  ---------------- --------------
Electric revenues      $133,437    $     -    $     -    $      -   $       -     $      -         $      -       $  133,437
Coal revenues                 -     31,413          -      38,803           -            -                -           70,216
Gas revenues                  -          -      5,659     383,273           -            -                -          388,932
Oil revenues                  -          -      5,395     269,849           -            -                -          275,244
Other revenues                -          -      2,977           -           -        4,224           (3,397)           3,804
                    ----------- ---------- ---------- ----------- -----------  -----------    ---------------  -------------
Total revenues         $133,437    $31,413   $ 14,031    $691,925   $       -     $  4,224         $ (3,397)      $  871,633
                    ----------- ---------- ---------- ----------- -----------  -----------    ---------------  -------------

Depreciation,
depletion
 & amortization        $ 15,513    $ 3,252    $ 2,867  $    2,692   $       -     $  1,424         $      -       $   25,748
Operating income
 (loss)                  52,555     12,886      4,821        (919)       (171)      (6,385)               -           62,787
Interest expense         15,012      1,338        534         262           -          176                -           17,322
Income taxes             12,477      3,496      1,206         563         (33)      (2,038)               -           15,671
Net income (loss)        27,611      9,399      3,086         688         (62)      (3,625)               -           37,097
Property additions       26,718      2,706      1,494       5,539      77,600       54,347                -          168,404


                                             Independent Energy
                                ----------------------------------------------
Twelve Months Ended                            Oil       Energy    Independent  Communications
March 31, 1999         Electric    Mining    and Gas    Marketing     Power       & Others       Eliminations       Total
                    ----------- ---------- ---------- ----------- ------------ -------------  ---------------- --------------
Electric revenues      $130,331    $     -    $     -    $      -    $      -     $        -      $        -     $   130,331
Coal revenues                 -     31,267          -      22,989           -              -               -          54,256
Gas revenues                  -          -      4,757     377,939           -              -               -         382,696
Oil revenues                  -          -      4,282     118,732           -              -               -         123,014
Other revenues                -          -      3,321           -           -          2,469          (2,469)          3,321
                    ----------- ---------- ---------- ----------- -----------  -------------  --------------   --------------
Total revenues         $130,331    $31,267    $12,360    $519,660    $      -     $    2,469      $   (2,469)    $   693,618
                    ----------- ---------- ---------- ----------- -----------  -------------  --------------   --------------

Depreciation,
depletion
 & amortization        $ 15,032    $ 3,266   $18,275*    $    759    $      -     $       93      $       -      $    37,425
Operating income
 (loss)                  50,957     12,564   (12,125)         728        (156)        (1,630)             -           50,338
Interest expense         13,536         12       438          197          27             38              -           14,248
Income taxes             13,063      3,996    (4,644)         163         (64)          (351)             -           12,163
Net income (loss)        25,278      9,538    (7,895)         (41)       (119)          (462)             -           26,299
Property additions       11,930      3,029    14,671          439           -          7,877              -           37,946
Increase in goodwill          -          -         -        1,960           -              -              -            1,960

*Includes the impact of a $13.5 million pretax write down of certain oil and natural gas properties


(5)  Accounting Pronouncements

     In June, 1999, FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement delayed the effective date of FASB Statement No. 133 until fiscal quarters beginning after June 15, 2000.


(6)  Market Risk Disclosures

     There has not been any significant changes in market risk since December 31, 1999.

     Commodity Risk

     The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows.

     Non-Trading Activities

     To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into futures and swap transactions. The transactions are used to hedge price risk from sales of the Company's crude oil and natural gas production. For such transactions, the Company utilizes hedge accounting. At March 31, 2000 the Company had fixed rate for floating rate swaps sold for 20,000 barrels per month for the year 2000 to hedge its crude oil price risk, with a fair value of $(935,000), and 10,000 barrels per month for the year 2001 with a fair value of $(242,000).

     Trading Activities

     The Company, through its independent energy business unit, utilizes derivatives for its energy marketing services. The notional quantities and maximum terms of derivative financial instruments held for trading activities at March 31, 2000 are presented below:


                                         Volume Purchased         Max. Term
  Natural Gas                               (MMBtu's)              (Years)

  Basis Swaps Purchased                    23,531,340                 3
  Basis Swaps Sold                         14,486,340                 3
  Fixed Float Swaps Purchased               8,785,816                 1
  Fixed Float Swaps Sold                   10,477,702                 1
  Futures Contracts Purchased                 120,000                 1


                                         Volume Purchased         Max. Term
  Crude Oil                                  (Bbls)                (Years)

  Fixed float swaps purchased                 300,000                 2
  Fixed float swaps sold                      600,000                 2

  At March 31, 1999
                                         Volume Purchased          Max. Term
  Natural Gas                               (MMBtu's)               (Years)

  Basis Swaps Purchased                    10,170,500                 1
  Basis Swaps Sold                          9,099,500                 1
  Fixed Float Swaps Purchased               8,681,542                 3
  Fixed Float Swaps Sold                    6,777,920                 1
  Futures Contracts Purchased                 860,000                 2

     Because these contracts are entered into for hedging purposes, the Company did not have a material gain or loss for the quarter ended March 31, 2000 on the underlying physical transactions. Such physical transactions are subject to weather trends, transportation and delivery risks and other factors that the Company monitors on a regular basis. The notional amounts detailed above are
intended  to  be  indicative  of  the  Company's   level  of  activity  in  such
derivatives.

     Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments, short term debt and long-term debt obligations. The Company does not use derivative financial instruments in its available for sale securities.

     Due to the short-term duration of the Company's investment portfolio at March 31, 2000 a 100 basis point increase in interest rates would not have a material effect on the Company's results of operations or financial results.

     Based on the Company's short term debt outstanding at March 31, 2000, the effect of a 100 basis point increase in interest rates would amount to approximately a $1,200,000 increase in interest expense.

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

     The Company currently has bank lines of credit totaling $135,000,000, which provide for interim borrowings and the opportunity for timing of permanent financing. The Company had $113,000,000 outstanding under these lines of credit on March 31, 2000. There are no compensating balance requirements associated with these lines of credit.

     The Company plans to place long-term non-recourse project level financing in 2000 to fund independent energy's combustion turbines in Colorado and is in the process of obtaining a $100,000,000-$150,000,000 credit facility for the independent energy group. At March 31, 2000 the Company has funded approximately $21,500,000 in the first quarter of 2000 and a total of $73,800,000 of the expected $80,000,000 capital requirements associated with the combustion turbines project, and are recorded in the Consolidated Balance Sheets in Receivables, Other. In addition, upon satisfaction of the conditions of closing, including regulatory approval, the Company will issue equity and preferred stock to acquire Indeck Capital, Inc. The Company will issue $34 million of common stock and $4 million of preferred stock to fund the acquisition.

     In addition to the above lines of credit, Black Hills Energy Resources, Inc. has a $25,000,000, uncommitted, discretionary credit facility. The transactional line of credit provides credit support for the purchases of crude oil of Black Hills Energy Resources. The Company and it subsidiaries provide no guarantee to the Lender. At March 31, 2000, Black Hills Energy Resources had letters of credit outstanding of $5,800,000.

     In addition to the above lines of credit, Enserco Energy, Inc. has a $30,000,000 uncommitted, discretionary credit facility. The transactional line of credit provides credit support for the purchases of natural gas of Enserco. The Company and its subsidiaries provide no guarantee to the Lender. At March 31, 2000, Enserco had letters of credit outstanding of $26,900,000.

Market Risk Disclosures

     There has not been any significant changes in market risk since December 31, 1999.

     Commodity Risk

     The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows.

     Non-Trading Activities

     To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into futures and swap transactions. The transactions are used to hedge price risk from sales of the Company's crude oil and natural gas production. For such transactions, the Company utilizes hedge accounting. At March 31, 2000 the Company had fixed rate for floating rate swaps sold for 20,000 barrels per month for the year 2000 to hedge its crude oil price risk, with a fair value of $(935,000), and 10,000 barrels per month for the year 2001 with a fair value of $(242,000).

     Trading Activities

     The Company, through its independent energy business unit, utilizes derivatives for its energy marketing services. The notional quantities and maximum terms of derivative financial instruments held for trading activities at March 31, are presented below:


                                      Volume Purchased            Max. Term
  Natural Gas                            (MMBtu's)                 (Years)

  Basis Swaps Purchased                  23,531,340                  3
  Basis Swaps Sold                       14,486,340                  3
  Fixed Float Swaps Purchased             8,785,816                  1
  Fixed Float Swaps Sold                 10,477,702                  1
  Futures Contracts Purchased               120,000                  1

                                      Volume Purchased            Max. Term
  Crude Oil                               (Bbls)                   (Years)

  Fixed float swaps purchased              300,000                   2
  Fixed float swaps sold                   600,000                   2


  At March 31, 1999
                                      Volume Purchased            Max. Term
  Natural Gas                            (MMBtu's)                 (Years)

  Basis Swaps Purchased                 10,170,500                   1
  Basis Swaps Sold                       9,099,500                   1
  Fixed Float Swaps Purchased            8,681,542                   3
  Fixed Float Swaps Sold                 6,777,920                   1
  Futures Contracts Purchased              860,000                   2

     Because these contracts are entered into for hedging purposes, the Company did not have a gain or loss for the quarter ended March 31, 2000 on the underlying physical transactions. Such physical transactions are subject to weather trends, transportation and delivery risks and other factors that the Company monitors on a regular basis. The notional amounts detailed above are
intended  to  be  indicative  of  the  Company's   level  of  activity  in  such
derivatives.


Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments, short term debt and long-term debt obligations. The Company does not use derivative financial instruments in its available for sale securities.

     Due to the short-term duration of the Company's investment portfolio at March 31, 2000 a 100 basis point increase in interest rates would not have a material effect on the Company's results of operations or financial results.

     Based on the Company's short term debt outstanding at March 31, 2000, the effect of a 100 basis point increase in interest rates would amount to approximately a $1,200,000 increase in interest expense.

     The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

Results of Operations

     Black Hills Corporation is an energy and communications  company consisting
of  three  principal  businesses:   electric  utility,  independent  energy  and
communications.

     Consolidated net income was $9,061,000 for the three months ended and $37,097,000 for the twelve months ended March 31, 2000 compared to $9,035,000 and $35,104,000 (excluding the impact of a $8.8 million after tax write down of certain oil and natural gas properties) for the same periods in 1999. Strong Independent Energy earnings and moderate Electric Utility earnings growth were offset by continuing Communications start-up losses. Consolidated EBITDA (see next paragraph) was $22,900,000 and $90,400,000 for the three and twelve month periods ended March 31, 2000 compared to $22,000,000 and $87,300,000 for the comparable periods ended March 31, 1999.

     EBITDA represents the sum of earnings before interest, taxes, depreciation and amortization.

        EBITDA:

          * is not intended to be a performance measure that should be regarded as an alternative either to operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity;
          * is not intended to represent funds available for debt service, dividends, reinvestment, or other discretionary uses; and
          * should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     EBITDA is included because our management believes that EBITDA is a meaningful measurement commonly used by the investment community. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.


     Consolidated revenue and income from continuing operations provided by the Company's businesses as a percentage of the total were as follows:


                                                   Three Months Ended                Twelve Months Ended
                                                       March 31                           March  31
                                                 2000              1999             2000              1999
                                                 ----              ----             ----              ----
Revenues
Electric utility                                   13%               20%              15%               19%
Independent energy                                 86                80               85                81
Communications                                      1                 -                -                 -
                                                 -----             ----             ----              ----
                                                  100%              100%             100%              100%
Net Income/(Loss)
Electric utility                                   79%               76%              74%               72%
Independent energy                                 43                26               35                30*
Communications and other                          (22)               (2)              (9)               (2)
                                                 ----              ----             ----              ----
                                                  100%              100%             100%              100%

*Excludes the impact of a $8.8 million after tax write down of certain oil and natural gas properties


     Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):

                                                  Three Months Ended                 Twelve Months Ended
                                                       March 31                           March  31
                                                 2000              1999             2000              1999
                                                 ----              ----             ----              ----
Capital Expenditures
(excludes AFDC)
Electric utility                               $3,583            $2,104          $26,718           $11,930
Independent energy                              4,799             6,997           13,515            20,099
Independent energy, other                      21,505                 -           73,824                 -
Communications and other                        6,467             6,118           54,347             7,877
                                              -------           -------         --------           -------
                                              $36,354           $15,219         $168,404           $39,906
                                              =======           =======         ========           =======

Depreciation, Depletion,
  and Amortization
Electric utility                               $3,909            $3,948          $15,513           $15,032
Independent energy                              1,788             1,946            8,811            22,300*
Communications and other                          899                21            1,424                93
                                              -------           -------          -------           -------
                                              $ 6,596           $ 5,915          $25,748           $37,425
                                              =======           =======          =======           =======

*Includes the impact of a $13.5 million pretax write down of certain oil and natural gas properties



Electric Operations

     Electric earnings increased $325,000 or 5 percent and $2,300,000 or 9 percent for the three and twelve month periods ending March 31, 2000, despite mild weather. Degree days, a measure of weather trends, were stable and 4 percent lower for the three and twelve month periods ended March 31, 2000, as compared to the prior periods. Total kilowatthour sales were flat for the three month period and increased 2 percent for the twelve month period. Increased market sales and lower purchased power and fuel costs contributed to the increase in earnings.

     Electric expenses were stable for the three and twelve months ended March 31, 2000 due to continued cost containment and lower purchased power and fuel costs offset by increased interest expense. EBITDA for the electric utility was $18,800,000 for the three month period ended March 31, 2000 compared to $17,200,000 for the period ended March 31, 1999 and $69,900,000 for the twelve month period ended March 31, 2000 compared to $65,900,000 for the prior year twelve month period.

Independent Energy Operations

     Earnings from non-regulated energy operations increased $1,530,000 or 66 percent and $2,800,000 or 27 percent (excluding the impact of a $8.8 million pretax write down of certain oil and natural gas properties) for the three months and twelve months ended March 31, 2000 primarily due to stable coal mining earnings, strong oil and natural gas production earnings and improved energy marketing results. Non-regulated energy EBITDA was $6,500,000 for the three month period ending March 31, 2000 and $5,100,000 for the same period ended March 31, 1999, and $26,300,000 for the March 31, 2000 twelve month period compared to $22,600,000 for the twelve month period ended March 31, 1999.

     Earnings from oil and gas operations increased $623,000 and $2,200,000 for the three months and twelve months ended March 31, 2000 (excluding the impact of a $8.8 million pretax write down of certain oil and natural gas properties ), as compared to 1999. Increased earnings were primarily due to increased oil and gas prices, and lower depletion expense. Oil prices increased 86 percent and 141 percent for the three and twelve month periods and gas prices increased 11 percent for the three month period and 23 percent for the twelve month period ending March 31, 2000. Production for the three month period ended March 31, 2000 was flat with the prior three month period and increased 11 percent from the twelve month period ending March 31, 1999.

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

     Earnings from energy marketing operations increased $888,000 and $729,000 for the three and twelve month periods ending March 31, 2000. The increase was primarily due to increased natural gas margins and prices and increased crude oil volumes marketed and prices partially offset by adverse market conditions in coal marketing. Natural gas margins increased $1,400,000 for the three month period and $3,600,000 for the twelve month period ended March 31, 2000. Prices for natural gas increased 34 percent for the three month period and 13 percent for the twelve month period. Crude oil prices increased 64 percent and 125 percent for the March 31, 2000 three month period and twelve month period, respectively. Coal prices decreased 6 percent and margins decreased 47 percent for the three month period ended March 31, 2000. The Company acquired its coal marketer, Black Hills Coal Network in September, 1998.

     The energy marketing operations marketed 387,000 mmbtus of gas, 44,000 barrels of oil and 4,600 tons of coal per day in the three month period ended March 31, 2000 and 518,700 mmbtus, 20,000 barrels and 4,500 tons of coal per day for the three month period ended March 31, 1999. For the twelve month period ending March 31, 2000, 455,000 mmbtus of gas, 25,300 barrels of oil and 4,500 tons of coal per day were marketed as compared to 507,400 mmbtus of gas and 20,300 barrels of oil per day in 1999.

Communications Operations

     Deployment continues on the state of the art communications network in Rapid City and the northern Black Hills. The construction of the fiber optic network to more than 14,000 residents and businesses in 2000 is expected to continue to build value for the company. The company continues to install broadband services to residential and business customers and expects to complete its initial build-out by the end of 2000. Revenues for the three and twelve month periods ended March 31, 2000 were $549,000 and $827,000 respectively. Operating expenses at March 31, 2000 for the three month period were $2,400,000 and $5,700,000 for the twelve month period. Losses for the three month period ended March 31, 2000 were in line with management's expectations and primarily represent administrative and operating expenses and increased depreciation and interest expense. Losses are expected to decline through 2000 as the Company continues deployment of its communications network. The Company is currently recognizing 100 percent of the operating losses of Black Hills FiberCom LLC and will continue to do so until such time that an additional equity investment is made by a third party. The Company is currently seeking such an investor.

Recent Developments and Acquisitions

     Black Hills Generation, Inc. and Black Hills Energy Capital, Inc. represent the Company's entry into the independent power generation business. In December 1999, Black Hills Generation, Inc. acquired a 50% interest in a limited liability company that is constructing three gas-fired combustion turbine peaking units that have a total capacity of approximately 111 megawatts. These facilities are scheduled to become operational in the second quarter of 2000, and the production has been sold to Public Service of Colorado under a seven year tolling arrangement. Ultimately, upon closure of the contemplated Indeck Capital, Inc. acquisition in 2000 (see next paragraph), the independent energy business unit will control 100% of these three facilities as Indeck Capital, Inc. currently owns the other 50% interest. At March 31, 2000, the Company had funded approximately $73,800,000 of the expected $80,000,000 capital requirements associated with these three peaking units through notes receivable from the limited liability company.

     In January 2000, the Company announced that it had reached a definitive agreement to acquire 100% of Indeck Capital, Inc. a privately-held independent power company that owns and operates certain independent power facilities, and has direct or indirect investments in other independent power facilities. As of January 1, 2000, Indeck Capital, Inc.'s net megawatt interest in operating facilities or development projects is approximately 240 megawatts, which are primarily concentrated in hydro-electric and gas-fired generating facilities. The pending acquisition is subject to certain conditions of closing, including regulatory approval, and management expects to close late in the second quarter of 2000. The Company has received approval from the Justice Department relating to the Hart, Scott, Rodino Filing and has filed with the Federal Energy Regulatory Commission and the South Dakota and Wyoming regulatory authorities for approval of the merger. Indeck Capital, Inc. will be merged into Black Hills Energy Capital, Inc. upon closure of the acquisition. Management believes this acquisition, when completed, will have a positive impact on earnings, and will enable the Company to further its expansion into the independent power generation business in the future.

Forward Looking Statements

     The above information includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts in this Report 10-Q, which address activities, events, or developments which the Company expects or anticipates will or may occur in the future are forward-looking statements, including without limitation to statements concerning future revenues, earnings, and performance. Although the Company believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the factors discussed above, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements: market demand and prices of electricity, fuel pricing, weather variations affecting customer energy usage, deployment of the Company's fiber optic network, customer penetration rates relating to communications products and services, operating performance of its electric generation plants, environmental conditions, changes in the U.S. energy industry, new regulatory developments; economic conditions, competition in power markets; and continued availability of capital and financing. Any such forward-looking statements should be considered in conjunction with Black Hills Corporation's 1999 Form 10-K on file with the Securities and Exchange Commission. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Company to predict all such factors, or to the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

         BLACK HILLS CORPORATION

                           Part II - Other Information


Item 1.   Legal Proceedings

     There are no legal proceedings to be reported on for the quarter ending March 31, 2000.



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


                                     BLACK HILLS CORPORATION


                                  /s/ Roxann R. Basham
                                  Roxann R. Basham, Vice President - Finance
                                  (Principal Accounting Officer)


                                  /s/ Mark T. Thies
                                  Mark T. Thies, Senior Vice President and CFO
                                  (Principal Financial Officer)


Dated:   May 11, 2000