Form 10-Q
period 2000-06-30
BLACK HILLS CORP
filed 2000-08-15
CIK 12400

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10Q

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the quarterly period ended June 30, 2000.

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

                  Registrant's telephone number (605) 721-1700

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

           Class                                   Outstanding at July 31, 2000

Common stock, $1.00 par value                            22,932,391 shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets-                            3-4
                    June 30, 2000, December 31, 1999
                    and June 30, 1999

                  Consolidated Statements of Income and
                    Comprehensive Income-                                   5
                    Three, Six and Twelve Months
                    Ended June 30, 2000 and 1999

                  Consolidated Statements of Cash Flows-                    6
                    Three, Six and Twelve Months
                    Ended June 30, 2000 and 1999

                  Notes to Consolidated Financial Statements             7-12

Item 2.           Management's Discussion and Analysis of               13-18
                    Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                        19

Item 4.           Submission of Matters to a Vote of Security Holders   19-20

Signatures                                                                 21

                                         BLACK HILLS CORPORATION

                                        Consolidated Balance Sheets

                                                              Unaudited                             Unaudited
                                                                June 30           December 31        June 30
                                                                  2000                1999             1999
                                                              -------------        ------------    -------------
                                                                                  (in thousands)
Assets
Current assets:
  Cash and cash equivalents                                     $ 13,644             $ 16,482         $ 15,432
  Securities available for sale                                    4,552                7,586           12,700
  Receivables, net
    Customers                                                    134,117               84,331           88,340
    Other                                                         88,177               55,694            3,338
  Materials, supplies, and fuel                                   11,283               14,278           16,342
  Prepaid expenses                                                 3,384                2,828            2,670
                                                             -----------           ----------      -----------
                                                                 255,157              181,199          138,822
                                                               ---------             --------        ---------

Property and investments:
  Electric utility                                               539,843              526,945          503,555
  Independent energy                                             146,916              132,331          121,629
  Communications                                                  81,427               50,621           20,047
  Other                                                            2,490                  591            1,250
                                                              ----------           ----------       ----------
                                                                 770,676              710,488          646,481
Less accumulated depreciation
 and depletion                                                  (255,127)            (246,299)        (237,130)
                                                                --------             --------         --------

  Net property and investments                                   515,549              464,189          409,351
                                                               ---------            ---------        ---------

Deferred charges:
  Federal income taxes                                            11,517               11,472           12,494
  Regulatory asset                                                 3,944                3,944            3,978
  Other                                                           11,372               14,002           13,091
                                                              ----------           ----------       ----------
                                                                  26,833               29,418           29,563
                                                              ----------           ----------       ----------

     Total                                                      $797,539             $674,806         $577,736
                                                                ========             ========         ========

See  accompanying   notes  to  consolidated financial statements.

                                                        BLACK HILLS CORPORATION

                                                      Consolidated Balance Sheets

                                                              Unaudited                            Unaudited
                                                                June 30           December 31       June 30
                                                                  2000                1999            1999
                                                              -----------         ------------    -------------
                                                                                 (in thousands)

Liabilities and Capitalization
Current liabilities:
   Current maturities of long-term debt                        $   3,029            $   1,330        $   1,330
   Notes payable                                                 156,699               97,579            5,613
   Accounts payable                                              133,155               80,355           89,065
   Accrued liabilities-
     Taxes                                                         6,517                8,357            9,261
     Interest                                                      4,375                4,119            4,026
     Other                                                        13,602               13,612            8,335
                                                               ---------           ----------       ----------
                                                                 317,377              205,352          117,630
                                                                --------            ---------         --------

Deferred credits:
   Federal income taxes                                           60,523               59,140           56,651
   Investment tax credits                                          2,776                3,022            3,268
   Reclamation liability                                          21,407               17,315           17,333
   Regulatory liability                                            4,919                5,179            5,416
   Other                                                           8,070                7,492            7,263
                                                              ----------           ----------       ----------
                                                                  97,695               92,148            89,931
                                                               ---------            ---------         ---------

Capitalization:
   Common stock equity-
     Common stock                                                 21,751               21,739           21,731
     Additional paid-in
      capital                                                     40,909               40,658           40,492
     Retained earnings                                           167,615              162,239          153,269
     Treasury stock                                               (7,556)              (8,030)          (6,531)
     Accumulated other comprehensive income                          488                -                -
                                                               ---------            ---------        ---------
  Total common stock equity                                      223,207              216,606          208,961
   Long-term debt                                                159,260              160,700          161,214
                                                               ---------            ---------        ---------
                                                                 382,467              377,306          370,175
                                                               ---------            ---------        ---------

        Total                                                   $797,539             $674,806         $577,736
                                                                ========             ========         ========


See  accompanying   notes  to  consolidated financial statements.


                                                        BLACK HILLS CORPORATION
                                      Consolidated Statements of Income and Comprehensive Income
                                                              (unaudited)

                                                      Three Months                  Six Months                  Twelve Months
                                                         June 30                      June 30                      June 30
                                                   2000            1999          2000          1999          2000            1999
                                                   ----            ----          ----          ----          ----            ----
                                                                 (in  thousands, except  per  share amounts)
Operating revenues:
  Electric utility                                 $ 35,899     $ 30,721       $ 69,198     $ 63,805        $138,615      $131,213
  Independent energy                                299,709      155,474        513,903      290,591         881,687       587,267
  Communications                                      1,370        -              1,859            -           2,137             -
                                                  ---------    ---------      ---------    ---------       ---------      --------
                                                    336,978      186,195        584,960      354,396       1,022,439       718,480
                                                  ---------    ---------      ---------    ---------       ---------      --------
Operating expenses:
  Fuel and purchased power                          297,431      151,158        505,046      281,895         860,453       568,460
  Operations and maintenance                          8,970        8,069         17,690       15,880          35,067        32,042
  Administrative and general                          5,292        4,929          9,697        9,212          22,015        18,678
  Depreciation, depletion, and amortization           6,890        5,908         13,486       11,823          26,723        23,517
  Oil and gas ceilings test write-down                    -            -              -            -               -        13,546
  Taxes, other than income taxes                      3,195        2,345          6,884        5,830          13,936        12,036
                                                  ---------    ---------       --------     --------        --------     ---------
                                                    321,778      172,409        552,803      324,640         958,194       668,279
                                                  ---------    ---------       --------     --------        --------     ---------

Operating income                                     15,200       13,786         32,157       29,756          64,245        50,201
                                                  ---------    ---------       --------     --------        --------      --------

Other income(expense):
  Interest expense                                   (6,264)      (3,871)       (11,706)      (7,428)        (19,651)      (14,608)
  Investment income                                   2,590          750          4,631        1,323           6,826         2,697
  Other, net                                            226         (227)          (302)        (252)            880          (708)
  Minority interest                                       -          298             65          515           1,485           515
                                                  ---------    ---------       --------     --------       ---------     ---------
                                                     (3,448)      (3,050)        (7,312)      (5,842)        (10,460)      (12,104)
                                                  ---------    ---------       --------     --------       ---------     ---------

Income before income taxes                           11,752       10,736         24,845       23,914          53,785        38,097
Income taxes                                         (3,691)      (2,973)        (7,723)      (7,121)        (16,389)      (11,537)
                                                  ---------    ---------       --------     --------       ---------     ---------
  Net income available for common stock               8,061        7,763         17,122       16,793          37,396        26,560
                                                  ---------    ---------       --------     --------       ---------     ---------

Other comprehensive income, net of tax:
  Unrealized holding gains                              488         -               488          -               488          -
                                                   --------    ---------      ---------    ---------       ---------     ---------
  Comprehensive income                             $  8,549    $   7,763      $  17,610    $  16,793       $  37,884     $  26,560
                                                   ========    =========      =========    =========       =========     =========


Weighted average common shares
  outstanding basic:                                 21,394       21,451         21,385       21,476          21,458        21,526
                                                   =========   =========      =========    =========       =========     =========
            diluted:                                 21,449       21,487         21,429       21,512          21,503        21,573
                                                   =========   =========      =========    =========       =========     =========
Earnings per share
            basic and diluted:                        $0.38        $0.36          $0.80        $0.78          $1.74          $1.23
                                                   =========   =========      =========    =========       =========     =========
Dividends paid per share of
  common stock                                        $0.27        $0.26          $0.54        $0.52          $1.06          $1.02
                                                   =========   ==========     =========    =========       =========     =========

See  accompanying  notes  to  consolidated financial statements.

                                                       BLACK HILLS CORPORATION
                                                Consolidated Statements of Cash Flows
                                                             (unaudited)
                                                         Three Months                  Six Months              Twelve Months
                                                            June 30                      June 30                  June 30
                                                       2000        1999             2000        1999         2000          1999
                                                       ----        ----             ----        ----         ----          ----
                                                                                  (in thousands)
Operating activities:
  Net income                                          $ 8,061     $ 7,763        $17,122      $16,793       $37,396       $26,560
  Principal non-cash items-
   Depreciation, depletion, and amortization            6,890       5,908         13,486       11,823        26,723        37,063
   Deferred income taxes and
     investment tax credits                               388        (361)          (219)        (622)        1,148        (4,519)
   Increase in receivables,
    inventories, and other current assets             (36,154)    (17,143)       (55,393)      (7,649)      (49,515)      (37,834)
   Increase in other current liabilities               29,920      12,093         51,206       14,525        46,962        35,750
   Other, net                                             732       1,676            768        1,692        (2,305)          175
                                                  -----------   ---------     ----------    ---------    -----------  -----------
                                                        9,837       9,936         26,970       36,562        60,409        57,195
                                                   ----------   ---------       --------     --------    -----------  -----------
Investing activities:
  Net property additions, including
    allowance for other funds used
    during construction                               (41,363)    (15,858)       (60,188)     (31,078)     (124,195)      (46,094)
  Available for sale securities sold                    1,365       8,944          6,447       13,457        14,252        15,889
  Available for sale securities purchased               -          (2,565)         -           (3,482)       (2,691)       (5,160)
  Independent power investment                         (2,932)      -            (24,437)        -          (76,756)            -
                                                   ----------   ---------      ----------   ---------     ---------     ---------
                                                      (42,930)     (9,479)       (78,178)     (21,103)     (189,390)      (35,365)
                                                   ----------   ---------      ---------    ---------     ---------     ---------
Financing activities:
  Dividends paid                                       (5,876)     (5,649)       (11,746)     (11,298)      (23,050)      (22,158)
  Treasury stock, net                                      96        (284)           474       (3,450)       (1,025)       (3,248)
  Common stock issued                                     103         100            263          250           437           320
  Increase in short-term borrowings                    37,425       1,043         59,120          523       151,086         5,601
  Long-term debt, net                                     786        (290)           259         (816)         (255)       (1,330)
                                                    ---------    --------      ---------    ---------     ---------     ---------
                                                       32,534      (5,080)        48,370      (14,791)      127,193       (20,815)
                                                    ---------    --------      ---------    ---------     ---------     ---------
  Increase (decrease) in
   cash and cash  equivalents                            (559)     (4,623)        (2,838)         668        (1,788)        1,015
Cash and cash equivalents:
  Beginning of period                                  14,203      20,055         16,482       14,764        15,432        14,417
                                                      -------     -------       --------     --------      --------       -------
  End of period                                       $13,644     $15,432       $ 13,644     $ 15,432      $ 13,644       $15,432
                                                      =======     =======       ========     ========      ========       =======

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
     Interest                                         $ 5,167     $ 3,263       $ 11,450     $  7,865      $ 19,302       $15,482
     Income taxes                                     $ 7,750     $ 7,148       $  7,750     $  7,148      $ 13,751       $14,483

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

                Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2000, December 31, 1999 and June 30, 1999, financial information and are of a normal recurring nature. The results of operations for the three, six and twelve months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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


                                             Three Months Ended       Six Months Ended      Twelve Months Ended
                                                   June 30                June 30                  June 30
                                              2000       1999        2000        1999         2000        1999
                                              ----       ----        ----        ----         ----        ----

Net Income                                   $8,061    $ 7,763     $17,122     $16,793       $37,396     $26,560
                                             ======    =======     =======     =======       =======     =======

Weighted average common shares outstanding:
      Basic                                  21,394     21,451      21,385      21,476        21,458      21,526
      Dilutive effect of option plan             55         36          44          36            45          47
                                             ------     ------      ------      ------        ------      ------
      Diluted                                21,449     21,487      21,429      21,512        21,503      21,573
                                             ======     ======      ======      ======        ======      ======

Earnings per share      Basic:                $0.38      $0.36       $0.80       $0.78         $1.74       $1.23
                                              =====      =====       =====       =====         =====       =====
                      Diluted:                $0.38      $0.36       $0.80       $0.78         $1.74       $1.23
                                              =====      =====       =====       =====         =====       =====


(4)      Summary of Information Relating to Segments of the Company's Business

                  Black Hills Corporation's business segments include: Electric which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Independent Energy consisting of: Mining which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Energy Marketing which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest Regions markets and Independent Power activities; and Communications and Others which primarily markets communications and software development services.


Financial data for the business segments are as follows (in thousands):

ASSETS                                                Independent Energy
                                       -------------------------------------------------
                                                     Oil        Energy     Independent    Communications
At June 30, 2000          Electric      Mining     and Gas    Marketing       Power          & Others     Eliminations    Total
                        -------------- ---------- ---------- ------------- ------------- ---------------- ------------ ------------
Current assets               $104,811   $106,576     $4,938      $126,573       $80,291       $ 6,676      $(174,708)   $255,157
Total assets                 $549,989   $194,763    $37,512      $142,229       $88,009      $103,220      $(318,183)   $797,539

At December 31, 1999
Current assets                $93,837    $57,393     $1,988       $79,709       $52,471       $ 9,732      $(113,931)   $181,199
Total assets                 $528,164   $137,762    $32,724       $94,692       $52,690      $ 72,785      $(244,011)   $674,806

At June 30, 1999
Current assets                $46,135   $ 35,394     $1,413       $90,773         $ 135       $ 6,128      $ (41,156)   $138,822
Total assets                 $455,763   $110,431    $30,813      $109,401         $ 135      $ 25,767      $(154,574)   $577,736


                                                      Independent Energy
                                       -------------------------------------------------
Quarter to date                                      Oil        Energy     Independent    Communications
June 30, 2000             Electric      Mining     and Gas    Marketing       Power          & Others     Eliminations     Total
                        -------------- ---------- ---------- ------------- ------------- --------------- -------------- -----------
Electric revenues             $35,899       $  -       $  -  $          -           $ -        $  -           $  -        $35,899
Coal revenues                       -      5,818          -         8,810             -           -              -         14,628
Gas revenues                        -          -      1,616       168,644             -           -              -        170,260
Oil revenues                        -          -      1,745       112,007             -           -              -        113,752
Other revenues                      -          -        911             -           158       2,322           (952)         2,439
                        -------------- ---------- ---------- ------------- ------------- --------------  -------------- ----------
Total revenues                $35,899     $5,818     $4,272      $289,461          $158    $  2,322          $(952)      $336,978
                        -------------- ---------- ---------- ------------- ------------- --------------  -------------- -----------

Depreciation,
depletion
 & amortization               $ 3,909      $ 818      $ 701    $      156           $ -    $ 1,306           $  -         $ 6,890
Operating income
 (loss)                        12,980      1,890      1,723           995           135     (2,523)             -          15,200
Interest expense                4,435      1,103         94           111            54        467              -           6,264
Income tax expense
(benefit)                       3,523        606        410           384            56     (1,288)             -           3,691
Net income (loss)               7,094      1,441      1,226           593            98     (2,391)             -           8,061
Property additions             10,847      2,176      2,619         1,196         3,902     20,623              -          41,363


                                                      Independent Energy
                                       -------------------------------------------------
Quarter to date                                      Oil        Energy     Independent    Communications
June 30, 1999           Electric        Mining     and Gas   Marketing        Power          & Others     Eliminations     Total
                        -------------- ---------- ---------- ------------- ------------- --------------- -------------- -----------
Electric revenues             $30,721       $  -       $  -  $          -          $  -     $      -          $  -         $30,721
Coal revenues                       -      6,979          -         9,026             -            -             -          16,005
Gas revenues                        -          -      1,209        94,241             -            -             -          95,450
Oil revenues                        -          -      1,145        42,167             -            -             -          43,312
Other revenues                      -          -        707             -             -          726          (726)            707
                        -------------- ---------- ---------- ------------- ------------- ---------------- -------------- ----------
Total revenues                $30,721     $6,979     $3,061      $145,434          $  -       $  726         $(726)       $186,195
                        -------------- ---------- ---------- ------------- ------------- ---------------- -------------- ----------

Depreciation,
depletion
 & amortization                $3,948      $ 844    $   871    $      224          $  -       $   21           $ -         $ 5,908
Operating income
 (loss)                        10,356      3,217        826           166          (77)         (702)            -          13,786
Interest expense                3,351        298        148            69             2            3             -           3,871
Income tax expense
(benefit)                       2,216        722        144            25          (27)          107)            -           2,973
Net income (loss)               4,923      2,499        536            55          (51)         (199)            -           7,763
Property additions              2,585      1,036       (658)           50             -       12,845             -          15,858


                                                      Independent Energy
                                       -------------------------------------------------
Year to Date                                         Oil        Energy     Independent   Communications
June 30, 2000             Electric      Mining     and Gas    Marketing       Power         & Others      Eliminations     Total
                        -------------- ---------- ---------- ------------- ------------- --------------- --------------- ----------
Electric revenues             $69,198       $  -       $  -  $          -        $    -    $        -       $     -       $69,198
Coal revenues                       -     13,913          -        18,466             -             -             -        32,379
Gas revenues                        -          -      3,172       254,265             -             -             -       257,437
Oil revenues                        -          -      3,364       218,783             -             -             -       222,147
Other revenues                      -          -      1,698             -           242         3,717        (1,858)        3,799
                        -------------- ---------- ---------- ------------- ------------- --------------- ------------- ------------
Total revenues                $69,198    $13,913     $8,234      $491,514      $    242    $    3,717       $(1,858)     $584,960
                        -------------- ---------- ---------- ------------- ------------- --------------- ------------- ------------

Depreciation,
depletion
 & amortization                $7,819    $ 1,679     $1,471    $      311        $    -     $   2,206       $     -       $13,486
Operating income
 (loss)                        26,625      5,204      3,052         1,983           189        (4,896)            -        32,157
Interest expense                8,970      1,756        195           187             -           598             -        11,706
Income tax expense
(benefit)                       6,912      1,619        737           742            72        (2,359)            -         7,723
Net income (loss)              14,292      3,804      2,116         1,161           130        (4,381)            -        17,122
Property additions             13,962      2,837      3,273           974         7,500        31,642             -        60,188

                                                      Independent Energy
                                       -------------------------------------------------
Year to date                                         Oil        Energy     Independent    Communications
June 30, 1999             Electric      Mining     and Gas    Marketing       Power          & Others     Eliminations     Total
                        -------------- ---------- ---------- ------------- ------------- --------------- -------------- -----------
Electric revenues             $63,805       $  -       $  -  $          -         $   -    $        -     $     -          $63,805
Coal revenues                       -     14,757          -        19,091             -             -           -           33,848
Gas revenues                        -          -      2,505       179,397             -             -           -          181,902
Oil revenues                        -          -      2,044        71,302             -             -           -           73,346
Other revenues                      -          -      1,495             -             -         1,379      (1,379)           1,495
                        -------------- ---------- ---------- ------------- ------------- --------------- -------------- ----------
Total revenues                $63,805    $14,757     $6,044      $269,790          $  -     $   1,379     $(1,379)        $354,396
                        -------------- ---------- ---------- ------------- ------------- --------------- -------------- ----------

Depreciation,
depletion
 & amortization                $7,896    $ 1,712     $1,728    $      446         $   -     $      41     $     -          $11,823
Operating income
 (loss)                        23,731      6,251      1,313          (177)          (93)       (1,269)          -           29,756
Interest expense                6,705        302        283           127             9             2           -            7,428
Income tax expense
(benefit)                       5,574      1,678        232          (131)          (36)         (196)          -            7,121
Net income (loss)              11,797      4,872        803          (248)          (66)         (365)          -           16,793
Property additions              4,689      2,864      4,474            82             -        18,969           -           31,078




                                                      Independent Energy
                                       -------------------------------------------------
12 Months Ended                                      Oil        Energy     Independent   Communications
June 30, 2000             Electric      Mining     and Gas    Marketing       Power          & Others    Eliminations    Total
                        -------------- ---------- ---------- ------------- ------------- --------------- ------------- -----------
Electric revenues            $138,615       $  -       $  -  $          -          $   -     $        -     $     -     $ 138,615
Coal revenues                       -     30,252          -        38,588             -               -           -        68,840
Gas revenues                        -          -      6,067       387,082             -               -           -       393,149
Oil revenues                        -          -      5,996       410,281             -               -           -       416,277
Other revenues                      -          -      3,179             -           242           5,760      (3,623)        5,558
                        -------------- ---------- ---------- ------------- ------------- ----------------- ----------- -----------
Total revenues               $138,615    $30,252    $15,242      $835,951       $   242      $    5,760     $(3,623)   $1,022,439
                        -------------- ---------- ---------- ------------- ------------- ----------------- ----------- -----------

Depreciation,
depletion
 & amortization               $15,474    $ 3,226    $ 2,696     $   2,625        $    -      $   2,702     $     -       $ 26,723
Operating income
 (loss)                        55,180     11,557      5,717          (142)          124         (8,191)          -         64,245
Interest expense               16,096      2,024        480           426            13            612           -         19,651
Income tax expense
(benefit)                      13,784      3,354      1,472           923            50         (3,194)          -         16,389
Net income (loss)              29,782      8,291      3,776         1,225            87         (5,765)          -         37,396
Property additions             36,240      5,422      4,771         7,167         7,678         62,917           -        124,195


                                                      Independent Energy
                                       -------------------------------------------------
12 months ended                                      Oil        Energy     Independent    Communications
June 30, 1999             Electric      Mining     and Gas    Marketing       Power          & Others      Eliminations    Total
                        -------------- ---------- ---------- ------------- ------------- ---------------- --------------- --------
Electric revenues            $131,213       $  -  $     -    $          -          $  -      $       -       $      -     $131,213
Coal revenues                       -     30,400         -         32,014              -             -              -       62,414
Gas revenues                        -          -     4,407        379,980              -             -              -      384,387
Oil revenues                        -          -     4,545        132,743              -             -              -      137,288
Other revenues                      -          -     3,178              -              -         2,573         (2,573)       3,178
                        -------------- ---------- ---------- ------------- ------------- ---------------  --------------- --------
Total revenues               $131,213    $30,400  $ 12,130       $544,737          $  -      $   2,573        $(2,573)    $718,480
                        -------------- ---------- ---------- ------------- ------------- ---------------  --------------- --------

Depreciation,
depletion
 & amortization               $15,183    $ 3,259   $17,705*    $      833          $  -      $      83        $    -      $37,063
Operating income
 (loss)                        50,570     12,670   (11,719)         1,043          (215)        (2,148)            -       50,201
Interest expense               13,493        311       512            258            23             11             -       14,608
Income tax expense
(benefit)                      12,656      3,673    (4,536)           269           (83)          (442)            -       11,537
Net income (loss)              25,257      9,563    (7,689)           333          (155)          (749)            -       26,560
Property additions             10,969      3,792    10,165            367             -         20,801             -       46,094


*Includes the impact of a $13.5 million pretax write down of certain oil and natural gas properties

(5)  Subsequent Events

          On July 7, 2000, the Company announced that it had completed its acquisition of Indeck Capital, Inc., merging it into Black Hills Energy Capital, Inc. The new entity will own varying interests in 14 operating independent power plants in California, New York, Massachusetts, Colorado and Idaho totaling approximately 350 megawatts (MW), and will also manage fund equity of approximately $750 million in six power-related funds. The power funds have investments in over 35 power projects throughout the United States and various foreign countries. The Indeck transaction, first announced in January 2000, is the largest acquisition by Black Hills Corporation to date.

          The acquisition is a stock transaction, and will be accounted for under the purchase method of accounting. Black Hills anticipates that the acquisition will be accretive to earnings per share. Black Hills Corporation issued approximately 1,540,000 shares of common stock to the shareholders of Indeck in the acquisition priced at $22.13 per share (approximately 7 percent of Black Hills Corporation's common stock after the transaction), along with $4,000,000 in preferred stock. Additional consideration, consisting of common and preferred stock, may be paid in the form of an earn-out over a four-year period. The earn-out consideration will be based on the acquired company's earnings during the next four years and cannot exceed $35,000,000 in total.

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

        The Company currently has bank lines of credit totaling $160,000,000, which provide for interim borrowings and the opportunity for timing of permanent financing. The Company had $153,350,000 outstanding under these lines of credit on June 30, 2000. There are no compensating balance requirements associated with these lines of credit.

        In addition to the above lines of credit, Black Hills Energy Resources, Inc. has a $25,000,000, uncommitted, discretionary credit facility. The transactional line of credit provides credit support for the purchases of crude oil of Black Hills Energy Resources. The Company and it subsidiaries provide no guarantee to the Lender. At June 30, 2000, Black Hills Energy Resources had letters of credit outstanding of $8,900,000.

        In addition to the above lines of credit, Enserco Energy, Inc. has a $40,900,000 uncommitted, discretionary credit facility. The borrowing base line of credit provides credit support for the purchases of natural gas of Enserco. The Company and its subsidiaries provide no guarantee to the Lender. At June 30, 2000, Enserco had letters of credit outstanding of $34,800,000.

        On July 7, 2000, in conjunction with the closing of the Indeck Capital, Inc. acquisition (see "Recent Development and Acquisitions"), the Company closed on a new $115,000,000 credit facility to provide flexibility in financing future growth in the independent energy business unit. In addition, the Company is in the process of obtaining $60,000,000 of long-term non-recourse project level financing to fund independent energy's combustion turbines in Colorado which were declared commercial late in the second quarter. This financing is expected to close in the third quarter and will replace the existing short-term debt. At June 30, 2000, the Company funded approximately $3,000,000 in the second quarter of 2000 and a total of $76,800,000 of the expected $80,000,000 capital requirement associated with the combustion turbines project, and are recorded in the Consolidated Balance Sheets in Receivables, Other.

Results of Operations

        Black  Hills  Corporation  is  an  energy  and  communications   company
consisting of three principal businesses: electric utility, independent energy and communications.

        Consolidated net income was $8,061,000 for the three months, $17,122,000 for the six months and $37,396,000 for the twelve months ended June 30, 2000 compared to $7,763,000, $16,793,000 and $35,375,000 (excluding the impact of a $8.8 million after tax write down of certain oil and natural gas properties) for the same periods in 1999. Outstanding earnings posted by electric utility segment combined with continued growth in the independent energy segment offset the development stage losses in communications. Consolidated EBITDA (see next paragraph) was $21,746,000, $44,604,000 and $92,318,000 for the three, six and twelve month periods ended June 30, 2000 compared to $19,847,000, $41,859,000 and $86,965,000 for the comparable periods ended June 30, 1999.

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

        Consolidated revenue and income from continuing operations provided by the Company's businesses as a percentage of the total were as follows:


                                       Three Months Ended         Six Months Ended           Twelve Months Ended
                                          June 30                     June 30                      June 30
                                       2000       1999             2000        1999            2000        1999
                                       ----       ----             ----        ----            ----        ----
Revenues

Electric utility                         11%        16%              12%         18%             14%         18%
Independent energy                       89         84               88          82              86          82
Communications                            -          -                -           -               -           -
                                        ---        ---              ---         ---             ---         ---
                                        100%       100%             100%        100%            100%        100%
                                        ===        ===              ===         ===             ===         ===
Net Income/(Loss)

Electric utility                         88%        63%              83%         70%             80%         71%
Independent energy                       42         39               42          32              36          32*
Communications and other                (30)        (2)             (25)         (2)            (16)         (3)
                                        ---        ---              ---         ---             ---         ---
                                        100%       100%             100%        100%            100%        100%
                                        ===        ===              ===         ===             ===         ===


*Excludes $8.8 million (net-of-tax) write down of certain oil and natural gas properties

         Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):

                                       Three Months Ended         Six Months Ended          Twelve Months Ended
                                            June 30                    June 30                    June 30
                                       2000       1999             2000        1999            2000        1999
                                       ----       ----             ----        ----            ----        ----
Capital Expenditures
(includes AFDC)

Electric utility                     $10,847     $ 2,585        $13,962      $ 4,689         $36,240     $10,969
Independent energy                     9,893         428         14,584        7,420          25,038      14,324
Communications and other              20,623      12,845         31,642       18,969          62,917      20,801
                                     -------     -------        -------      -------        --------     -------
                                     $41,363     $15,858        $60,188      $31,078        $124,195     $46,094
                                     =======     =======        =======      =======        ========     =======


                                       Three Months Ended         Six Months Ended           Twelve Months Ended
                                          June 30                      June 30                    June 30
                                       2000       1999             2000        1999            2000        1999
                                       ----       ----             ----        ----            ----        ----
Depreciation, Depletion,
  and Amortization

Electric utility                      $3,909     $3,948           $7,819      $7,896         $15,474     $15,183
Independent energy                     1,675      1,939            3,461       3,886           8,547      21,797*
Communications and others              1,306         21            2,206          41           2,702          83
                                     -------     ------          -------     -------         -------     -------
                                      $6,890     $5,908          $13,486     $11,823         $26,723     $37,063
                                     =======     ======          =======     =======         =======     =======


*Includes the impact of a $13.5 million pretax write down of certain oil and natural gas properties


Electric Utility Operations

        Earnings from electric utility operations increased $2,200,000 or 44 percent, $2,500,000 or 21 percent and $4,500,000 or 18 percent for the three, six and twelve month periods ended June 30, 2000, respectively, due to off-system sales that more than doubled and a moderate increase in residential and commercial sales. Total kilowatt-hour sales were up 9 percent, 4 percent and 3 percent for the three, six and twelve month periods ended June 30, 2000, respectively. These increases were partially offset by continued mild weather in our service territory and higher purchased power costs and fuel costs related to the operation of the combustion turbine in our new electricity generation peaking facility. Degree days, a measure of weather trends, were 2 percent lower for the three month period, stable for the six month period and 7 percent lower for the twelve month period ended June 30, 2000 compared to the prior year. In addition, the electric utility operations were negatively impacted by a planned maintenance outage at the Wyodak power plant. EBITDA for the electric utility was $18,341,000 for the three month period, $37,145,000 for the six month period and $73,940,000 for the twelve month periods ended June 30, 2000 compared to $14,344,000, $31,605,000 and $65,696,000 for the same periods in the prior year, respectively.


Independent Energy Operations

        Earnings from independent energy operations increased $319,000 or 10 percent, $1,850,000 or 35 percent and $2,512,000 or 23 percent (excluding the impact of a $8.8 million pretax write down of certain oil and natural gas properties) for the three, six and twelve months ended June 30, 2000 primarily due to strong oil and natural gas production earnings and strong energy marketing results partially offset by a decrease in coal mining earnings caused by the Wyodak plant's scheduled maintenance outage. Independent energy EBITDA was $5,588,000, $11,998,000 and $25,598,000 for the three, six and twelve month periods ended June 30, 2000 compared to $5,787,000, $10,773,000 and $22,367,000 for the same periods in the prior year, respectively.

        Earnings from oil and gas operations increased $690,000, $1,313,000 and $2,650,000 for the three, six and twelve months ended June 30, 2000 (excluding the impact of a $8.8 million pretax write down of certain oil and natural gas properties), as compared to 1999. Increased earnings were primarily due to higher crude oil and natural gas prices, increased oil production and lower depletion expense. Oil prices increased 68 percent, 98 percent and 95 percent for the three, six and twelve month periods, respectively, and gas prices increased 55 percent, 38 percent and 29 percent for the same periods, respectively. Production for the three and six month periods ended June 30, 2000 was flat with the prior three and six month periods and increased 7 percent from the twelve month period ending June 30, 1999.

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

        Earnings from energy marketing operations increased $538,000, $1,409,000 and $892,000 for the three, six and twelve month periods ending June 30, 2000. The increase was primarily due to increased natural gas margins and prices and increased crude oil volumes marketed and prices partially offset by adverse market conditions in coal marketing. Natural gas margins increased $1,059,000 for the three month period, $1,790,000 for the six month period and $1,770,000 for the twelve month period ended June 30, 2000. Prices for natural gas increased 61 percent for the three month period, 53 percent for the six month period and 29 percent for the twelve month period. Crude oil prices increased 7 percent, 30 percent and 71 percent for the June 30, 2000 three, six and twelve month periods, respectively. Coal prices decreased 2 percent and 4 percent for the three and six month periods ended June 30, 2000, respectively and coal margins decreased 137 percent and 93 percent for the same periods primarily due to a $250,000 inventory write-down. The Company acquired its coal marketer, Black Hills Coal Network in September, 1998.

        The energy marketing operations marketed 594,000 mmbtus of gas, 47,000 barrels of oil and 4,200 tons of coal per day in the three month period ended June 30, 2000 and 486,000 mmbtus, 19,000 barrels and 4,200 tons of coal per day for the three month period ended June 30, 1999. For the six month period ended June 30, 2000, 490,000 mmbtus of gas, 45,400 barrels of oil and 4,400 tons of coal were marketed compared to 502,000 mmbtus, 19,400 barrels and 4,400 tons marketed during the same periods in 1999. For the twelve month period ending June 30, 2000, 482,000 mmbtus of gas, 32,300 barrels of oil and 4,500 tons of coal per day were marketed as compared to 515,000 mmbtus, 20,900 barrels and 4,400 tons per day in 1999.

Communications Operations

        Deployment continues on the state of the art communications network in Rapid City and the northern Black Hills. The construction of the fiber optic network to more than 14,000 residents and businesses in 2000 is expected to continue to build value for the company. The company currently provides broadband services to approximately 4,000 residential and 300 business customers and expects to complete its initial build-out by mid-2001. Revenues for the three, six and twelve month periods ended June 30, 2000 were $1,370,000, $1,859,000 and $2,137,000 respectively. Operating expenses at June 30, 2000 for the three, six and twelve month periods were $3,938,000, $7,308,000 and $11,824,000, respectively. Losses for the three month period ended June 30, 2000 were in line with management's expectations and primarily represent administrative and operating expenses and increased depreciation and interest expense. Losses are expected to decline through 2000 as the Company continues deployment of its communications network. The Company is currently recognizing 100 percent of the operating losses of Black Hills FiberCom LLC and will continue to do so until such time that an additional equity investment is made by a third party. The Company is currently seeking such an investor.

Recent Developments and Acquisitions

        On June 20, 2000 the Company's shareholders approved the formation of a holding company and the exchange of Black Hills Corporation common stock for common stock of the holding company. The creation of the holding company is subject to various regulatory approvals. The Company anticipates receiving the necessary approvals and having the holding company in place by the end of the year.

        On July 7, 2000, the Company announced that it had completed its acquisition of Indeck Capital, Inc., merging it into Black Hills Energy Capital, Inc. The new entity will own varying interests in 14 operating independent power plants in California, New York, Massachusetts, Colorado and Idaho totaling approximately 350 megawatts (MW), and will also manage fund equity of approximately $750 million in six power-related funds. The power funds have investments in over 35 power projects throughout the United States and various foreign countries. The Indeck transaction, first announced in January 2000, is the largest acquisition by Black Hills Corporation to date.

        The acquisition is a stock transaction, and will be accounted for under the purchase method of accounting. Black Hills anticipates that the acquisition will be accretive to earnings per share. Black Hills Corporation issued approximately 1,540,000 shares of common stock to the shareholders of Indeck in the acquisition priced at $22.13 per share (approximately 7 percent of Black Hills Corporation's common stock after the transaction), along with $4,000,000 in preferred stock. Additional consideration, consisting of common and preferred stock, may be paid in the form of an earn-out over a four-year period. The earn-out consideration will be based on the acquired company's earnings during the next four years and cannot exceed $35,000,000 in total.

        In conjunction with the closing of this acquisition, Black Hills' Independent Energy business unit closed a new revolving credit facility. ABN AMRO N.V. and Scotia Bank acted in concert to provide a $115,000,000 credit facility with three participating banks to provide flexibility in financing future growth in the independent energy business unit. In addition, Scotia Bank is acting as Agent bank for a $60,000,000 non-recourse project financing in conjunction with the Black Hills/Arapahoe (80 MW) and Black Hills/Valmont (40
MW) projects which were recently declared commercial (see paragraph below). This financing will replace existing short-term debt, and is expected to close in the third quarter of 2000.

        In June, the Company's Independent Energy business unit announced that both of its recently constructed electricity generation peaking facilities were complete and ready for commercial operation. Arapahoe (80 MW) and Valmont (40
MW) will sell peaking capacity and energy to Public Service Company of Colorado ("PSCo") under a seven-year agreement. In addition, PSCo has awarded Black Hills Energy Capital two additional independent power projects totaling 90 MW to be built in the Front Range of Colorado. The parties are currently negotiating the necessary documents to finalize the project, and Black Hills has placed an order to purchase the required equipment. It is currently anticipated that the projects will have 10-year contracts from PSCo, and the plants are scheduled to come on line in the second quarter of 2002.

Forward Looking Statements

         The above information includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts in this Report 10-Q, which address activities, events, or developments which the Company expects or anticipates will or may occur in the future are forward-looking statements, including without limitation to statements concerning future revenues, earnings, and performance. Although the Company believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the factors discussed above, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements: market demand and prices of electricity, fuel pricing, weather variations affecting customer energy usage, deployment of the Company's fiber optic network, customer penetration rates relating to communications products and services, operating performance of its electric generation plants, environmental conditions, changes in the U.S. energy industry, new regulatory developments, economic conditions, competition in power markets and continued availability of capital and financing. Any such forward-looking statements should be considered in conjunction with Black Hills Corporation's 1999 Form 10-K on file with the Securities and Exchange Commission. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Company to predict all such factors, or to the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

                             BLACK HILLS CORPORATION

                           Part II - Other Information


Item 1.       Legal Proceedings

              There are no legal proceedings to be reported on for the quarter ending June 30, 2000.

Item 4.       Submission of Matters to a Vote of Security Holders

              (a)      The Annual Meeting of Shareholders was held on June 20,
                       2000.

              (b) The following Directors were elected to serve until the Annual Meeting of Shareholders in 2003.

                                David C. Ebertz
                                John R. Howard
                                Daniel P. Landguth

                       Other Directors whose term of office continues are:

                                Adil M. Ameer
                                Bruce B. Brundage
                                Everett E. Hoyt
                                Kay S. Jorgensen
                                David S. Maney
                                Thomas J. Zeller

              (c)      Matters Voted Upon at the Meeting

                       1. Approved the formation of a holding company and the exchange of Black Hills Corporation common stock for common stock of the holding company.

                              Votes For                             12,987,600
                              Votes Against                          1,861,557
                              Abstain                                  225,459
                              Broker Non-Votes                       3,354,236

                       2. Elected  three Class II Directors to serve until
                          the Annual Meeting of Shareholders in 2003.

                                David C. Ebertz
                                         Votes For                 18,195,414
                                         Votes Withheld               235,438


                                John R. Howard
                                         Votes For                 18,189,819
                                         Votes Withheld               241,591

                                Daniel P. Landguth
                                         Votes For                 16,687,960
                                         Votes Withheld             1,745,333


                       3. Ratified the  appointment of Arthur Andersen LLP
                          to   serve   as   Black   Hills    Corporation's
                          independent auditors in 2000.

                                         Votes For                 18,216,574
                                         Votes Against                 97,664
                                         Abstain                      116,613
                                         Broker Non-Votes                 -0-

                             BLACK HILLS CORPORATION

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BLACK HILLS CORPORATION


                                /s/ Roxann R. Basham
                                Roxann R. Basham, Vice President - Controller (Principal Accounting Officer)


                                /s/ Mark T. Thies
                                Mark T. Thies, Senior VP & CFO
                               (Principal Financial Officer)


Dated:   August 11, 2000