Form 10-Q
period 2000-09-30
BLACK HILLS CORP
filed 2000-11-15
CIK 12400

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10Q

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

       For the quarterly period ended September 30, 2000.

       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Class                          Outstanding at October 31, 2000

  Common stock, $1.00 par value                   22,938,955 shares

                             BLACK HILLS CORPORATION

                                    I N D E X

                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets-                            3-4
                    September 30, 2000, December 31, 1999
                    and September 30, 1999

                  Consolidated Statements of Income                         5
                    Three, Nine and Twelve Months
                    Ended September 30, 2000 and 1999

                  Consolidated Statements of Cash Flows-                    6
                    Three, Nine and Twelve Months
                    Ended September 30, 2000 and 1999

                  Notes to Consolidated Financial Statements-            7-17
                    September 30, 2000 and 1999

Item 2.           Management's Discussion and Analysis of               18-23
                    Financial Position and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about
                     Market Risk                                        24-25


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                        26

Item 2.           Changes In Securities and Use of Proceeds                27

Item 6.           Exhibits and Reports of Form 8-K                         27

Signatures                                                                 28



                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets
                          (unaudited and in thousands)



                                                              September 30         December 31     September 30
                                                                  2000                1999             1999
Assets

Current assets:
  Cash and cash equivalents                                  $    12,102            $  16,482      $    13,928
  Securities available for sale                                    3,493                7,586           11,417
  Receivables, net
    Customers                                                    174,167               84,331          124,724
    Other                                                         11,585               55,694            4,736
  Materials, supplies, and fuel                                   13,816               14,278           16,056
  Prepaid expenses                                                 6,570                2,828            3,563
                                                                 221,733              181,199          174,424

Property and investments:
  Electric utility                                               547,905              526,945          512,393
  Independent energy                                             343,857              132,331          128,307
  Communications                                                 100,073               50,621           33,543
  Other                                                              413                  591              297
                                                                 992,248              710,488          674,540

Less accumulated depreciation
 and depletion                                                  (265,226)            (246,299)        (245,607)

  Net property and  investments                                  727,022              464,189          428,933

Other assets:
  Federal income taxes                                            18,095               11,472           11,736
  Regulatory asset                                                 3,944                3,944            3,978
  Other, principally goodwill                                     32,827               14,002           14,846
                                                                  54,866               29,418           30,560

     Total                                                    $1,003,621             $674,806         $633,917


     See accompanying notes to consolidated financial statements.

                             BLACK HILLS CORPORATION

                           Consolidated Balance Sheets
                          (unaudited and in thousands)


                                                             September 30          December 31     September 30
                                                                 2000                 1999             1999
Liabilities and Capitalization

Current liabilities:
   Current maturities of long-term debt                    $       7,052           $    1,330       $    1,330
   Notes payable                                                 170,775               97,579           25,291
   Accounts payable                                              161,712               80,355          121,125
   Accrued liabilities-
     Taxes                                                        10,438                8,357            9,597
     Interest                                                      3,078                4,119            2,989
     Other                                                        16,220               13,612            9,079
                                                                 369,275              205,352          169,411

Deferred credits:
   Federal income taxes                                           75,056               59,140           57,257
   Investment tax credits                                          2,653                3,022            3,145
   Reclamation costs                                              17,792               17,315           17,513
   Regulatory liability                                            4,796                5,179            5,302
   Other                                                          12,583                7,492            7,334
                                                                 112,880               92,148           90,551

Minority interest                                                 35,463                    -                -

Capitalization:
   Common stock equity-
     Preferred stock                                               4,000                    -                -
     Common stock                                                 23,294               21,739           21,736
     Additional paid-in
      capital                                                     73,276               40,658           40,588
     Retained earnings                                           177,610              162,239          157,343
     Treasury stock                                               (7,460)              (8,030)          (6,412)
     Accumulated other comprehensive income                          569                  -                -
  Total common stock equity                                      271,289              216,606          213,255
  Long-term debt                                                 214,714              160,700          160,700
                                                                 486,003              377,306          373,955

        Total                                                 $1,003,621             $674,806         $633,917


     See accompanying notes to consolidated financial statements.

                                                        BLACK HILLS CORPORATION
                                                   Consolidated Statements of Income
                                         (unaudited, and in thousands, except per share amounts)

                                                       Three Months               Nine Months                  Twelve Months
                                                       September 30              September 30                  September 30
                                                      2000         1999          2000         1999           2000           1999
Operating revenues:
  Independent energy                               $402,061     $183,354       $915,964     $473,945      $1,100,394      $635,444
  Electric utility                                   48,607       36,425        117,805      100,231         150,796       132,657
  Communications                                      2,563            -          4,422            -           4,700             -
                                                    453,231      219,779      1,038,191      574,176       1,255,890       768,101
Operating expenses:
  Fuel and purchased power                          373,613      178,575        878,660      460,470       1,055,491       615,806
  Operations and maintenance                         13,859        8,594         31,483       24,567          40,221        33,173
  Administrative and general                         10,468        5,017         20,231       14,145          27,535        19,122
  Depreciation, depletion, and amortization           8,978        7,632         22,465       19,454          28,092        25,015
  Oil and gas ceilings test write-down                    -            -              -            -               -        13,546
  Taxes, other than income taxes                      3,794        3,286         10,678        9,116          14,442        12,177
                                                    410,712      203,104        963,517      527,752       1,165,781       718,839

Operating income                                     42,519       16,675         74,674       46,424          90,109        49,262

Other income and  (expense):
  Interest expense                                   (9,608)      (3,605)       (19,886)     (11,059)        (23,917)      (14,516)
  Investment income                                   1,681          913          5,685        2,254           6,851         2,894
  Other, net                                            578         (125)          (524)        (365)            573          (723)
                                                     (7,349)      (2,817)       (14,725)      (9,170)        (16,493)      (12,345)

Minority interest                                   (10,276)         464        (10,211)         979          (9,255)          979

Income before income taxes                           24,894       14,322         49,738       38,233          64,361        37,896
Income taxes                                         (8,572)      (4,597)       (16,294)     (11,714)        (20,364)      (11,227)
  Net income                                         16,322        9,725         33,444       26,519          43,997        26,669

Preferred stock dividends                               (37)           -            (37)           -             (37)            -
  Net income available for common stock          $   16,285    $   9,725      $  33,407    $  26,519      $   43,960     $  26,669

Weighted average common shares
  outstanding (Basic):                               22,835       21,442         21,872       21,465          21,809        21,492
              (Diluted):                             23,067       21,494         21,977       21,506          21,926        21,523

Earnings per share (Basic):                          $0.71         $0.45          $1.53        $1.24          $2.02          $1.24
                   (Diluted):                        $0.71         $0.45          $1.52        $1.23          $2.01          $1.24
Dividends paid per share of
  common stock                                       $0.27         $0.26          $0.81        $0.78          $1.07          $1.03


                                      See accompanying notes to consolidated financial statements.

                                                       BLACK HILLS CORPORATION
                                                Consolidated Statements of Cash Flows
                                                    (unaudited, and in thousands)

                                                       Three Months                  Nine Months                Twelve Months
                                                       September 30                  September 30                September 30
                                                       2000         1999           2000         1999          2000           1999
Operating activities:
  Net income                                          $16,285     $ 9,725        $33,407      $26,519        $43,960       $26,669
  Principal non-cash items-
   Depreciation, depletion, and amortization            8,978       7,632         22,465       19,454         28,092        38,561
   Deferred income taxes and
     investment tax credits                               564         (85)         1,309         (156)         2,908        (3,386)
   Increase in receivables, inventories,
    and other current assets                          (41,373)    (38,389)       (96,766)     (46,038)       (52,499)      (65,967)
   Increase in other current liabilities               28,640      32,103         79,846       46,628         43,499        61,656
   Other                                               (7,346)     (4,443)        (1,688)      (4,387)          (822)       (5,750)
                                                        5,748       6,543         38,573       42,020         65,138        51,783
Investing activities:
  Property and investment additions,
    including allowance for other funds
    used during construction                          (38,954)    (23,063)      (104,997)     (53,055)      (145,606)      (62,142)
  Available for sale securities-sold                    1,140       3,381          7,587       16,839         12,011        18,683
  Available for sale securities-purchased                   -      (2,098)             -       (5,581)          (593)       (6,149)
                                                      (37,814)    (21,780)       (97,410)     (41,797)      (134,188)      (49,608)
Financing activities:
  Dividends paid                                       (6,290)     (5,651)       (18,036)     (16,950)       (23,693)      (22,380)
  Treasury stock                                           96         119            570       (3,331)        (1,048)       (3,116)
  Common stock issued                                   3,417         101          3,680          351          3,753           369
  Net borrowings (repayments) on
    line of credit                                    (26,176)     19,678          8,507       20,201         28,476        23,789
  Long-term debt-borrowings                            60,000           -         61,075            -         61,075             -
  Long-term debt-repayments                              (523)       (514)        (1,339)      (1,330)        (1,339)       (1,330)
                                                       30,524      13,733         54,457       (1,059)        67,224        (2,668)
  Increase (decrease) in
   cash and cash  equivalents                          (1,542)     (1,504)        (4,380)        (836)        (1,826)         (493)
Cash and cash equivalents:
  Beginning of period                                  13,644      15,432         16,482       14,764         13,928        14,421
  End of period                                       $12,102     $13,928        $12,102     $ 13,928        $12,102       $13,928

Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Interest                                         $10,905     $ 4,642        $20,927      $12,026        $23,828       $14,723
     Income taxes                                    $  4,368     $ 2,150        $12,118      $ 9,322        $15,969       $13,183

  Noncash net assets acquired through
     issuance of common and
     preferred stock (See Note 6)                     $34,493           -        $34,493            -        $34,493             -


     See accompanying notes to consolidated financial statements.

                            BLACK HILLS CORPORATION

                   Notes to Consolidated Financial Statements
                     September 30, 2000 and 1999 (unaudited)
        (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report and Form 10-K)


(1)      Management's Statement

     The financial statements included herein have been prepared by Black Hills Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2000, December 31, 1999 and September 30, 1999, financial information and are of a normal recurring nature. The results of operations for the three, nine and twelve months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

(2)     Reclassifications

     Certain 2000 and 1999 amounts in the financial statements have been reclassified to conform to the 2000 presentation. These reclassifications did not have an effect on the Company's stockholders' investment or results of operations.

(3)      New Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. The Company plans to adopt the provisions of SFAS No. 133 (as amended) effective January 1, 2001. Management is currently assessing the financial statement impact of the adoption; however, such impact is not determinable at this time.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101,"Revenue Recognition" (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. On June 26, 2000, the Securities and Exchange Commission delayed the adoption date of SAB No. 101. SAB No. 101 is effective for the Company no later than October 1, 2000. SAB No. 101 is not expected to have a material effect on the Company's financial position or results of operations.

(4)     Net Income Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of outstanding stock options and conversion of convertible preferred stock. A reconciliation of these amounts is as follows (in thousands, except per share amounts):

                                             Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                 September 30          September 30             September 30
                                              2000        1999      2000          1999       2000          1999

Net income available for common
 stock (Basic):                             $16,285    $ 9,725     $33,407     $26,519       $43,960     $26,669
Plus:  Preferred stock dividends                 37          -          37           -            37           -
Net income available to common
 stock plus assumed conversions
 (Diluted)                                  $16,322   $  9,725     $33,444     $26,519       $43,997     $26,669

Weighted average common
  shares outstanding:
      Basic                                  22,835     21,442      21,872      21,465        21,809      21,492
      Dilutive effect of option plan            126         52          69          41            90          31
      Dilutive effect on conversion of
       preferred shares                         106          -          36           -            27           -
      Diluted                                23,067     21,494      21,977      21,506        21,926      21,523

Earnings per share (Basic):                   $0.71      $0.45       $1.53       $1.24         $2.02       $1.24
                   (Diluted):                 $0.71      $0.45       $1.52       $1.23         $2.01       $1.24


(5)      Summary of Information Relating to Segments of the Company's Business

     Black Hills Corporation's business segments include: Electric which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Independent Energy consisting of: Mining which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Fuel Marketing which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest Regions markets and Independent Power activities with plants in California, New York, Massachusetts, Colorado and Idaho; and Communications and Others which primarily markets communications and software development services.








Financial data for the business segments are as follows (in thousands):

ASSETS                                     Independent Energy
                               --------------------------------------------
                                            Oil         Fuel    Independent  Communications
At September 30, 2000  Electric  Mining   And Gas    Marketing     Power        & Others     Eliminations      Total
                     -------------------------------------------------------------------------------------------------
Current assets        $75,651   $164,323   $3,030    $157,137     $13,132       $ 7,741     $(199,281)       $ 221,733
Total assets         $566,851   $245,994  $37,212    $173,265    $240,033      $114,657     $(374,391)      $1,003,621

At December 31, 1999
Current assets        $93,837    $57,393   $1,988     $79,709     $52,471       $ 9,732     $(113,931)       $ 181,199
Total assets         $528,164   $137,762  $32,724     $94,692     $52,690      $ 72,785     $(244,011)       $ 674,806

At September 30, 1999
Current assets        $56,666   $ 50,876   $1,468   $ 122,819      $   60      $ 11,663    $  (69,128)       $ 174,424
Total assets         $473,118   $126,605  $31,503   $ 137,216      $  106      $ 56,424     $(191,055)       $ 633,917


                                            Independent Energy
                               ------------------------------------------------
Quarter to date                              Oil        Fuel      Independent  Communications
September 30, 2000   Electric     Mining    And Gas   Marketing      Power      & Others        Eliminations        Total
                 ---------------------------------------------------------------------------------------------------------------
Electric revenues     $48,607      $  -       $  -  $      -          $    -     $       -           $  -          $48,607
                                                                           -
Coal revenues               -     8,536          -        9,979                          -              -           18,515
Gas revenues                -         -      2,178      227,032            -             -              -          229,210
Oil revenues                -         -      1,990      124,100            -             -              -          126,090
Other revenues              -         -      1,091            -       27,155         3,467           (904)          30,809
             -------------- ---------- ---------- ------------- ------------- ------------------ ------------------ ----------------
Total revenues        $48,607    $8,536     $5,259     $361,111      $27,155    $    3,467          $(904)        $453,231
              -------------- --------- ---------- ------------- ------------- ------------------ ------------------ ----------------

Depreciation,
depletion
 & amortization       $ 3,909     $ 879      $ 801    $     163     $  1,523      $  1,703           $  -          $ 8,978
Operating income
 (loss)                18,613     3,223      2,396        3,320       17,799        (2,832)             -           42,519
Interest expense        4,599     2,836         95          215        4,418         2,777         (5,332)           9,608
Income tax expense
(benefit)               5,148     1,024        708        1,481        1,817        (1,606)             -            8,572
Net income (loss)      10,060     2,375      1,634        2,319        2,878        (2,981)             -           16,285
Property additions      6,357       240      2,312           54       12,312*       17,679              -           38,954

     *Excludes the non-cash acquisition of Indeck Capital, Inc. as described in Footnote 6.





                                           Independent Energy
                               -----------------------------------------
Quarter to date                          Oil       Fuel      Independent   Communications
September 30, 1999   Electric  Mining  And Gas   Marketing     Power         & Others         Eliminations      Total
               ------------------------------------------------------------------------------------------------------------
Electric revenues    $36,425   $  -      $ -    $       -      $   -     $      -                $  -          $36,425
                                                                   -
Coal revenues              -   8,076       -       12,331          -            -                   -           20,407
Gas revenues               -      -      1,341    117,427          -            -                   -          118,768
Oil revenues               -      -      1,273     42,167          -            -                   -           43,440
Other revenues             -      -        739          -          -          791                (791)             739
             ------------------------------------------------------------------------------------------------------------
Total revenues        36,425   8,076    $3,353   $171,925     $    -          791               $(791)        $219,779
             ------------------------------------------------------------------------------------------------------------

Depreciation,
depletion
 & amortization       $3,768   $ 871   $   861  $   2,097     $    -     $     35                 $ -          $ 7,632
Operating income
 (loss)               15,286   3,122     1,008     (1,424)       (40)      (1,277)                  -           16,675
Interest expense       3,279     315       131        197          -          809              (1,126)           3,605
Income tax expense
(benefit)              4,089   1,074       269       (517)       (14)        (304)                  -            4,597
Net income (loss)      8,190   2,520       613     (1,006)       (26)        (566)                  -            9,725
Property additions     7,887     261     1,267        152          -       13,496                   -           23,063





                                             Independent Energy
                              ------------------------------------------------
Year to Date                                  Oil        Fuel       Independent     Communications
September 30, 2000  Electric     Mining    And Gas   Marketing        Power           & Others           Eliminations         Total
                  -------------- --------------------------------- ------------- ------------------ ------------------ -------------
Electric revenues      $117,805      $  -      $  -  $             $                  $        -            $      -       $ 117,805
                                                                             -                 -
Coal revenues                 -    22,449         -       28,445             -                 -                   -          50,894
Gas revenues                  -         -     5,350      481,297             -                 -                   -         486,647
Oil revenues                  -         -     5,354      342,883             -                 -                   -         348,237
Other revenues                -         -     2,789            -       27,397              7,184              (2,762)         34,608
                  -------------- --------- --------- ------------ -------------- ------------------ ------------------ -------------
Total revenues         $117,805   $22,449   $13,493     $852,625    $  27,397         $    7,184            $ (2,762)     $1,038,191
                  -------------- --------- --------- ------------ -------------- ------------------ ------------------ -------------

Depreciation,
depletion
 & amortization         $11,728   $ 2,559   $ 2,272   $      475   $    1,523         $    3,908             $     -        $ 22,465
Operating income
 (loss)                  45,238     8,426     5,448        5,304       17,988             (7,730)                  -          74,674
Interest expense         12,769     4,804       290          499        7,353              6,648             (12,477)         19,886
Income tax expense
(benefit)                12,060     2,643     1,445        2,222        1,890             (3,966)                  -          16,294
Net income (loss)        24,352     6,179     3,750        3,482        3,008             (7,364)                  -          33,407
Property addition        20,108     2,705     5,585            -       27,006*            49,593                   -         104,997

     *Excludes the non-cash acquisition of Indeck Capital, Inc. as described in Footnote 6.



                                                 Independent Energy
                                  -------------------------------------------------
Year to date                                   Oil         Fuel      Independent    Communications
September 30, 1999    Electric     Mining     And Gas    Marketing       Power          & Others         Eliminations        Total
                    ----------------------- ---------- ------------- ------------- ------------------ ------------------ -----------
Electric revenues       $100,231      $  -       $ -  $                   $  -        $       -             $     -         $100,231
                                                                             -
Coal revenues                  -    22,832         -       31,422            -                -                   -           54,254
Gas revenues                   -         -     3,846      289,832            -                -                   -          293,678
Oil revenues                   -         -     3,317      120,462            -                -                   -          123,779
Other revenues                 -         -     2,234            -            -             2,171             (2,171)           2,234
                   ------------------------ ---------- ------------- ------------- ------------------ ------------------ -----------
Total revenues          $100,231   $22,832   $ 9,397     $441,716         $  -          $  2,171           $ (2,171)        $574,176
                   ------------------------ ---------- ------------- ------------- ------------------ ------------------ -----------

Depreciation,
depletion
 & amortization          $11,664    $2,583   $ 2,589    $   2,542         $  -       $       76             $     -          $19,454
Operating income
 (loss)                   39,017     9,374     2,321       (1,601)        (132)          (2,555)                  -           46,424
Interest expense          10,001       730       414          557            9            1,123              (1,775)          11,059
Income tax expense
(benefit)                  9,664     2,779       501         (651)         (50)            (529)                  -           11,714
Net income (loss)         19,987     7,444     1,416       (1,252)         (92)            (984)                  -           26,519
Property addition         12,577     3,125     5,741          245            -           31,367                   -           53,055







                                                  Independent Energy
                                     --------------------------------------------------
12 Months Ended                                  Oil         Fuel       Independent    Communications
September 30, 2000       Electric    Mining     And Gas    Marketing      Power          & Others       Eliminations       Total
                     ------------- ---------- ---------- ------------- -------------- ---------------- -------------- --------------
Electric revenues       $150,796       $  -       $  -    $    -         $      -      $        -         $      -       $ 150,796

Coal revenues                  -     30,712          -      36,236              -               -                -          66,948
Gas revenues                   -          -      6,904     557,846              -               -                -         564,750
Oil revenues                   -          -      6,713     431,055              -               -                -         437,768
Other revenues                 -          -      3,531           -         27,397           8,436           (3,736)         35,628
                      ----------- -------------------------------------------------------------------------------------------------
Total revenues          $150,796    $30,712    $17,148  $1,025,137      $ 27,397       $    8,436         $ (3,736)     $1,255,890
                      -------------------------------------------------------------------------------------------------------------

Depreciation,
depletion
 & amortization         $15,616    $ 3,235    $ 2,636  $        690         1,523       $   4,392         $      -        $ 28,092

Operating income
 (loss)                  58,507     11,659      7,106         4,622        17,963          (9,748)               -          90,109
Interest expense         16,402      5,333        444           682         7,454           8,019           (14,417)        23,917
Income tax expense
(benefit)                14,843      3,302      1,911         2,919         1,882          (4,493)              -           20,364
Net income (loss)        31,651      8,145      4,797         4,553         2,992          (8,178)              -           43,960
Property additions       34,652      5,003      5,816           659        31,937*         67,539               -          145,606

     *Excludes the non-cash acquisition of Indeck Capital, Inc. as described in Footnote 6.




                                                       Independent Energy
                                       ---------------------------------------------------
12 months ended                                   Oil         Fuel        Independent    Communications
September 30, 1999       Electric     Mining   and Gas     Marketing        Power         & Others        Eliminations        Total


                    -------------- ---------- ---------- -------------- -------------- ------------------ ---------------- ---------
Electric revenues       $132,657    $  -       $    -      $                  $    -        $     -            $  -        $132,657

Coal revenues                  -     30,289         -         41,388               -              -               -          71,677
Gas revenues                   -          -     4,690        400,996               -              -               -         405,686
Oil revenues                   -          -     4,534        150,487               -              -               -         155,021
Other revenues                 -          -     3,060              -               -              -               -           3,060
                    ---------------------------------------------------------------------------------------------------------------
Total revenues          $132,657    $30,289  $ 12,284       $592,871          $    -        $     -            $  -        $768,101
                    ----------------------------------------------------------------------------------------------------------------

Depreciation,
depletion
 & amortization          $15,154     $3,271   $17,274*     $  2,760**        $    -         $   102            $     -      $38,561
Operating income
 (loss)                   51,420     12,360   (10,978)          (268)          (222)         (3,050)                 -       49,262
Interest expense          13,311        733       538            758             16           1,129             (1,969)      14,516
Income tax expense
(benefit)                 12,791      3,621    (4,229)          (178)           (83)           (695)                  -      11,227
Net income (loss)         26,338      9,453    (7,279)          (487)          (155)         (1,201)                  -      26,669
Property additions        16,590      3,886     8,144            505              6          33,011                   -      62,142

     *Includes the impact of a $13.5 million pretax write down of certain oil and natural gas properties

     **Includes the impact of a $1.9 million pretax write down of certain intangible assets


(6)      Acquisitions

     On July 7, 2000, the Company completed its acquisition of Indeck Capital, Inc., merging it into Black Hills Energy Capital, Inc. The new entity owns varying interests in 14 operating independent power plants in California, New York, Massachusetts, Colorado and Idaho totaling approximately 350 megawatts
(MW), and also manages fund equity of approximately $750 million in six power-related funds. The power funds have investments in over 35 power projects throughout the United States and various foreign countries.

     On July 7, 2000, in conjunction with the closing of this acquisition, Black Hills' Independent Energy business unit closed a new revolving credit facility. ABN AMRO N.V. and Scotia Bank acted in concert to provide a $115,000,000 credit facility with three participating banks to provide flexibility in financing future growth in the independent energy business unit. In addition, on August 31, 2000, Scotia Bank acted as Agent bank for a $60,000,000 non-recourse project financing in conjunction with the Black Hills/Arapahoe (80 MW) and Black Hills/Valmont (40 MW) projects which were recently declared commercial.

     The acquisition was a stock transaction with the Company issuing 1,536,747 shares of common stock to the shareholders of Indeck priced at $21.98 per share (approximately 7 percent of the Company's common stock after the transaction), along with $4,000,000 in preferred stock, resulting in a purchase price of approximately $37,800,000. Additional consideration, consisting of common and preferred stock, may be paid in the form of an earn-out over a four-year period. The earn-out consideration will be based on the acquired company's earnings during the next four years and cannot exceed $35,000,000 in total.

     The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. Fair values in the allocation include assets acquired of approximately $151,100,000 (excluding goodwill) and liabilities assumed of approximately $134,400,000. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of the acquisition. Should new or additional facts about the acquisitions become available within one year of the date of acquisition, any changes to the preliminary estimates will be reflected as an adjustment to goodwill. The purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $21,100,000, which was recorded as goodwill and is being amortized over 30 years on a straight-line basis.

     Operating activities of the acquired company have been included in the accompanying consolidated financial statements since the acquisition date. The following unaudited pro forma condensed results of operations presents the effect of the acquisition as if it had occurred on January 1, 1999. The pro forma financial data is provided for informational purposes only and does not purport to be indicative of the results that would have been obtained if the acquisition had been effected on January 1, 1999. The pro forma financial information reflects the amortization of the excess purchase price over the fair value of net assets acquired and the income tax effect thereof for the nine-month periods ended September 30, 2000 and 1999 as follows:

                                                                   Nine Months            Nine Months
                                                                  September 30            September 30
                                                                      2000                    1999

          Revenues                                            $   1,061,805,000    $       582,108,000
          Operating income                                    $      86,425,000    $        46,236,000
          Net income                                          $      37,795,000    $        24,357,000
          Net income per share                                $            1.65    $              1.06


     The common and preferred shares issued in the acquisition are exempt from registration under Section 4(2) of the Securities Act. Except for certain permitted transfers, the common stock issued may not be sold, transferred, assigned or otherwise disposed of for a period of two years.

     The preferred shares issued are non-voting, cumulative, no par shares with a dividend rate equal to 1% per annum, per share computed on the basis of $1,000 per share plus an amount equal to any dividend declared payable with respect to the common stock multiplied by the number of shares of common stock into which each share of preferred stock is convertible. The record and payment dates shall be the same as the record and payment dates with respect to the payment of dividends on common stock. No dividend shall be declared or paid with respect to common stock unless such a dividend is declared and paid with respect to the preferred stock.

     The Company may redeem the preferred stock in whole or in part, at any time. The redemption price per share for the preferred stock shall be $1,000 per share plus all accrued and unpaid dividends. Each share of the preferred stock is convertible at the option of the holder into validly issued, fully paid and nonassessable shares of Common Stock at any time prior to July 7, 2005 and automatically converted into validly issued, fully paid and nonassessable shares of Common Stock on July 7, 2005. Each share of preferred stock is convertible into 28.57 shares (the liquidation preference amount of $1,000 divided by the conversion price of $35). If the Company delivers a notice of redemption, the conversion price shall be adjusted to equal the lesser of (i) the conversion price then in effect and (ii) the current market price on the redemption notice date.

(7)      Legal Proceedings

     On August 14, 2000, Wyodak Resources Development Corp. ("Wyodak") initiated an action against PacifiCorp as it concerns the Further Restated and Amended Coal Supply Agreement, dated as of May 5, 1987 ("Coal Supply Agreement"). The action has been filed in the United States District Court for the District of Wyoming as Case No. 00CV 155-B. Wyodak alleges that PacifiCorp has failed and refused to make complete payment to Wyodak for coal sold under the Coal Supply Agreement, and there was at that time approximately $5,000,000 outstanding and allegedly due Wyodak from PacifiCorp. Wyodak alleged that PacifiCorp's actions constitute a breach of contract and asked for the appropriate monetary relief.

     On August 31, 2000, PacifiCorp answered the Wyodak Complaint and additionally brought a counterclaim against Wyodak and Black Hills Corporation. In its action, PacifiCorp alleged that as a result of Wyodak's actions as it concerns its billings under the Coal Supply Agreement, PacifiCorp was entitled to cancel and terminate the Coal Supply Agreement and Coal Handling Agreement, as well as the recovery of damages. PacifiCorp alleged that Wyodak had not properly adjusted upward and downward the components which make up the coal price under the Coal Supply Agreement, and as a result PacifiCorp had been overbilled approximately $35,000,000 to $40,000,000 and that Wyodak continued to overcharge PacifiCorp under the Coal Supply Agreement and the Coal Handling
Agreement. PacifiCorp further alleged that the overcharges would result in additional overcharges of approximately $150,000,000 through the balance of the term of the Coal Supply Agreement, which expires in June of 2013. In its action, PacifiCorp sought not only to cancel and terminate the contract but also to discharge and excuse any further obligation under the same, as well as recovery of damages as set forth above.

     Management is of the opinion that Wyodak has properly billed PacifiCorp under the terms of the Coal Supply Agreement and Coal Handling Agreement and PacifiCorp's withholding of payment constitutes a breach of contract on their part. Although it is impossible to predict whether or not Black Hills Corporation and Wyodak will ultimately be successful in defending the claim or, if not, what the impact might be, management believes it has a strong case and that disposition of this matter will not have a material adverse effect on the Company's consolidated results of operations.

     In addition, the Company is subject to various legal proceedings and claims which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the consolidated financial position or results of operations of the company.


(8)      Market Risk Disclosures

     There has not been any significant changes in market risk since December 31, 1999.

     Commodity Risk

     The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows.

     Non-Trading Activities

     To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into futures and swap transactions. The transactions are used to hedge price risk from sales of the Company's crude oil and natural gas production. For such transactions, the Company utilizes hedge accounting. At September 30, 2000 the Company hedged its crude oil production using fixed rate for floating rate swaps sold for 20,000 barrels per month for the year 2000, with a fair value of $(630,700), and 10,000 barrels per month for the year 2001 with a fair value of $(975,100). In addition, the Company had a collar for 10,000 barrels per month for the year 2001 with a fair value of $(122,400).

     To hedge natural gas production the Company had various swaps expiring in October 2000 and swaps for 2,000 MMBtus per month through October 2001 with fair values of $(211,024) and $22,698, respectively.

     Trading Activities

     The Company, through its independent energy business unit, utilizes derivatives for its energy marketing services. The notional quantities and maximum terms of derivative financial instruments held for trading activities at September 30, 2000 are presented below:


                                                                 Volume Purchased        Maximum Term
         Natural Gas                                             (MMBtu's)                 (Years)

         Basis swaps purchased                                       33,644,595             2
         Basis swaps sold                                            30,954,871             2
         Fixed float swaps purchased                                  8,379,581             1
         Fixed float swaps sold                                       9,817,438             1


                                                                 Volume Purchased           Maximum Term
         Crude Oil                                               (Bbls)                     (Years)

         Fixed float swaps purchased                                    180,000             1
         Fixed float swaps sold                                         360,000             1
         Options purchased                                              360,000             1
         Options sold                                                   360,000             1

         At September 30, 1999
                                                                 Volume Purchased           Maximum Term
         Natural Gas                                             (MMBtu's)                  (Years)

         Basis swaps purchased                                       17,739,000             3
         Basis swaps sold                                            17,846,000             3
         Fixed float swaps purchased                                 12,603,000             2
         Fixed float swaps sold                                      14,326,000             2
         Futures purchased                                              820,000             2
         Collars (puts purchased, calls sold)                           534,500             2
         Collars (calls purchased, puts sold)                           534,500             2


                                                                 Volume Purchased           Maximum Term
                                                                 (Bbls)                     (Years)
         Crude Oil

         Puts purchased                                                 24,000             1
         Fixed float swaps sold                                        240,000             2

     Because these contracts are entered into for hedging purposes, the Company did not have a material gain or loss for the quarter ended September 30, 2000 on the underlying physical transactions. Such physical transactions are subject to weather trends, transportation and delivery risks and other factors that the Company monitors on a regular basis. The notional amounts detailed above are
intended  to  be  indicative  of  the  Company's   level  of  activity  in  such
derivatives.

     Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments, short term debt and long-term debt obligations. The Company does not use derivative financial instruments in its available for sale securities.

     Due to the short-term duration of the Company's investment portfolio at September 30, 2000 a 100 basis point increase in interest rates would not have a material effect on the Company's results of operations or financial results.

     Based on the Company's short term debt outstanding at September 30, 2000, the effect of a 100 basis point increase in interest rates would amount to approximately a $1,700,000 annual increase in interest expense.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Liquidity, Capital Resources, and Commitments

     Consolidated cash flows from operations for the three, nine and twelve month periods ended September 30, 2000 were $5,748,000, $38,573,000 and $65,138,000, respectively. The Company believes it has adequate liquidity through the generation of operating cash flows and existing credit facilities, as well as the ability to access debt and equity markets to support continued business operations and expansion.

     The Company currently has bank lines of credit totaling $206,000,000, which provide for interim borrowings and the opportunity for timing of permanent financing. The Company had $170,775,000 in notes and $20,450,000 in letters of credit outstanding under these lines on September 30, 2000. There are no compensating balance requirements associated with these lines of credit.

     In addition to the above lines of credit, Black Hills Energy Resources, Inc. has a $25,000,000, uncommitted, discretionary credit facility. The transactional line of credit provides credit support for the purchases of crude oil of Black Hills Energy Resources. The Company and it subsidiaries provide no guarantee to the Lender. At September 30, 2000, Black Hills Energy Resources had letters of credit outstanding of $11,627,000.

     In addition to the above lines of credit, Enserco Energy, Inc. has a $45,000,000 uncommitted, discretionary credit facility.

     The borrowing base line of credit provides credit support for the purchases of natural gas of Enserco. The Company and its subsidiaries provide no guarantee to the Lender. At September 30, 2000, Enserco had letters of credit outstanding of $40,978,000.

     On July 7, 2000, in conjunction with the closing of the Indeck Capital acquisition, Black Hills' Independent Energy business unit closed a new revolving credit facility. ABN AMRO N.V. and Scotia Bank acted in concert to provide a $115,000,000 credit facility with three participating banks to provide flexibility in financing future growth in the independent energy business unit. In addition, on August 31, 2000, Scotia Bank acted as Agent bank for a $60,000,000 non-recourse project financing in conjunction with the Black Hills/Arapahoe (80 MW) and Black Hills/Valmont (40 MW) projects which were recently declared commercial.

     Consolidated EBITDA (see next paragraph) was $41,799,000, $86,404,000 and $109,519,000 for the three, nine and twelve month periods ended September 30, 2000 compared to $24,646,000, $66,492,000 and $88,079,000 for the comparable periods ended September 30, 1999.

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

     The Company's principal capital requirements included continued funding for growth of existing business segments; the acceleration of capital expenditures in the communication business segment; funding maintenance and expansion programs; funding new corporate investment and development ventures primarily in the independent energy business segment including the acquisition of Indeck Capital, Inc.; sinking fund requirements and the payment of dividends.

Results of Operations

     Black Hills Corporation is an energy and communications  company consisting
of  three  principal  businesses:   electric  utility,  independent  energy  and
communications.

    Consolidated net income was $16,285,000 for the three months, $33,407,000 for the nine months and $43,960,000 for the twelve months ended September 30, 2000 compared to $9,725,000, $26,519,000 and $36,633,000 (excluding the impact of a $10.0 million after tax write down of certain oil and natural gas properties and certain intangible assets) for the same periods in 1999. Outstanding earnings posted by the electric utility segment and the independent energy segment offset the development stage losses in the communications segment. Consolidated revenue and income from continuing operations provided by the Company's businesses as a percentage of the total were as follows:

                                      Three Months Ended          Nine Months Ended           Twelve Months Ended
                                         September 30               September 30                 September 30
                                       2000       1999             2000        1999            2000        1999
Revenues

Independent energy                       89%        83%              88%         82%             88%         83%
Electric utility                         11         17               12          18              12          17
Communications                            -          -                -           -               -           -
                                        100%       100%             100%        100%            100%        100%
Net Income/(Loss)

Independent energy                       56%        30%*             49%         31%*            47%         31%*
Electric utility                         62         75               73          72              72          72
Communications and other                (18)        (5)             (22)         (3)            (19)         (3)
                                        100%       100%             100%        100%            100%        100%

     *Excludes $10.0 million (net-of-tax) write down of certain oil and natural gas properties (December 1998) and certain intangible assets (September 1999)

     Capital expenditures and depreciation, depletion, and amortization by business segment were as follows (in thousands):

                                      Three Months Ended        Nine Months Ended            Twelve Months Ended
                                         September 30             September 30                   September 30

                                         2000     1999             2000       1999            2000        1999
 Capital Expenditures (includes AFDC)

*Independent energy                   $14,918   $  1,680        $35,296    $  9,111         $43,415     $12,541
  Electric utility                      6,357      7,887         20,108      12,577          34,652      16,590
  Communications and other             17,679     13,496         49,593      31,367          67,539      33,011
                                      $38,954    $23,063       $104,997     $53,055        $145,606     $62,142

     *Excludes the non-cash acquisition of Indeck Capital, Inc. as described in Footnote 6.

                                      Three Months Ended         Nine Months Ended         Twelve Months Ended
                                         September 30               September 30               September 30
                                       2000       1999             2000        1999            2000        1999
Depreciation, Depletion,
  and Amortization

Independent energy                   $3,366     $3,829         $  6,829    $  7,714        $  8,084     $23,305*
Electric utility                      3,909      3,768           11,728      11,664          15,616      15,154
Communications and others             1,703       35              3,908          76           4,392         102
                                     $8,978     $7,632          $22,465     $19,454         $28,092     $38,561

     *Includes the impact of a $13.5 million pretax write down of certain oil and natural gas properties (December 1998) and a $1.9 million pretax write down of certain intangible assets

Electric Utility Operations

     Earnings from electric utility operations increased $1,900,000 or 23 percent, $4,400,000 or 22 percent and $5,300,000 or 20 percent for the three, nine and twelve month periods ended September 30, 2000, respectively, due to off-system sales that were three to four times greater than the same periods in 1999, and a moderate increase in residential and commercial sales. Total kilowatt-hour sales were up 19 percent, 10 percent and 7 percent for the three, nine and twelve month periods ended September 30, 2000, respectively. These increases were partially offset by higher purchased power, higher fuel costs and a planned maintenance outage at the Wyodak power plant in the second quarter. Degree days, a measure of weather trends, were 12 percent higher for the three month period, stable for the nine month period and 6 percent lower for the twelve month period ended September 30, 2000 compared to the prior year. EBITDA for the electric utility was $23,717,000 for the three month period, $60,862,000 for the nine month period and $78,445,000 for the twelve month periods ended September 30, 2000 compared to $19,188,000, $50,816,000 and $66,890,000 for the same periods in the prior year, respectively.

Independent Energy Operations

     Earnings from independent energy operations increased $7,105,000, $8,903,000 and $9,000,000 (excluding the impact of a $10.0 million after-tax write down of certain oil and natural gas properties and certain intangible assets) for the three, nine and twelve months ended September 30, 2000 primarily due to increased energy prices, volumes and strong energy marketing results. The independent power production operations of newly acquired Black Hills Energy Capital subsidiary also had a significant impact on earnings. Independent energy EBITDA was $21,089,000, $33,657,000 and $40,468,000 for the three, nine and twelve month periods ended September 30, 2000 compared to $6,727,000, $17,982,000 and $23,841,000 for the same periods in the prior year, respectively.

     Earnings from oil and gas operations increased $1,021,000, $2,334,000 and $3,300,000 for the three, nine and twelve months ended September 30, 2000 (excluding the impact of a $8.8 million after-tax write down of certain oil and natural gas properties), as compared to 1999. Increased earnings were primarily due to higher crude oil and natural gas prices, increased oil and gas production and lower depletion expense. Oil prices increased 53 percent, 79 percent and 85 percent for the three, nine and twelve month periods, respectively, and gas prices increased 50 percent, 43 percent and 40 percent for the same periods, respectively. Production for the three, nine and twelve month periods ended September 30, 2000 increased 16 percent, 5 percent and 10 percent compared to the same periods ended September 30, 1999 .

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

     Earnings from Independent power production relate to the July 2000 acquisition of Indeck Capital and the Colorado projects becoming operational in May 2000. Results of operations exceeded management's expectations due primarily to available generation capacity located in Western markets with strong energy prices and strong emissions credit prices. Earnings from Independent power production were $2,941,000, $2,967,000 and 2,967,000 for the three, nine and twelve month periods ended September 30, 2000.

     Earnings from fuel marketing operations increased $3,325,000, $4,734,000 and $3,840,000 (excluding the impact of a $1.2 million after-tax write down of certain intangible assets) for the three, nine and twelve month periods ending September 30, 2000. The increase was primarily due to increased natural gas and crude oil margins and volumes marketed partially offset by adverse market conditions in coal marketing. Natural gas margins increased $4,000,000 for the three month period, $6,039,000 for the nine month period and $3,790,000 for the twelve month period ended September 30, 2000. Prices for natural gas increased 70 percent for the three month period, 62 percent for the nine month period and 48 percent for the twelve month period. Crude oil prices increased 3 percent, 19 percent and 44 percent for the September 30, 2000 three, nine and twelve month periods, respectively. Coal prices decreased 2 percent, 4 percent and 3 percent for the three, nine and twelve month periods ended September 30, 2000, respectively and coal margins decreased 19 percent, 66 percent and 60 percent for the same periods primarily due to a $250,000 inventory write-down.

     The fuel marketing operations marketed 650,000 mmbtus of gas, 45,000 barrels of oil and 2,700 tons of coal per day in the three month period ended September 30, 2000 and 533,000 mmbtus, 18,400 barrels and 5,500 tons of coal per day for the three month period ended September 30, 1999. For the nine month period ended September 30, 2000, 544,000 mmbtus of gas, 45,000 barrels of oil and 4,400 tons of coal were marketed compared to 513,000 mmbtus, 19,000 barrels and 4,800 tons marketed during the same periods in 1999. For the twelve month period ending September 30, 2000, 512,000 mmbtus of gas, 33,400 barrels of oil and 4,300 tons of coal per day were marketed as compared to 524,000 mmbtus, 20,000 barrels and 4,700 tons per day in 1999.

Communications Operations

     Deployment continues on the state of the art communications network in Rapid City and the northern Black Hills. The construction of the fiber optic network has reached nearly 9,000 residents and 2,000 businesses in 2000. The company currently provides broadband services to approximately 6,700 residential and 480 business customers. The build-out, expected to be completed in mid-2001, is expected to reach approximately 40,000 residents and the construction is nearly 65 percent complete. The Communications business unit turned EBITDA positive in September 2000 after just 15 months of operation. Revenues for the three, nine and twelve month periods ended September 30, 2000 were $2,563,000, $4,422,000 and $4,700,000 respectively. Operating expenses at September 30, 2000 for the three, nine and twelve month periods were $4,150,000, $9,609,000 and $11,346,000, respectively. Losses for the three month and nine month periods ended September 30, 2000 were higher than expectations due to higher construction and financing costs. The Company is currently recognizing 100 percent of the operating losses of Black Hills FiberCom LLC and will continue to do so until such time that an additional equity investment is made by a third party. The Company is currently seeking such an investor.

Recent Developments and Acquisitions

     On July 7, 2000, the Company completed its acquisition of Indeck Capital, Inc., merging it into Black Hills Energy Capital, Inc. The new entity owns varying interests in 14 operating independent power plants in California, New York, Massachusetts, Colorado and Idaho totaling approximately 350 megawatts
(MW), and also manages fund equity of approximately $750,000,000 in six power-related funds. The power funds have investments in over 35 power projects throughout the United States and various foreign countries.

     The acquisition was a stock transaction with the Company issuing 1,536,747 shares of common stock to the shareholders of Indeck priced at $21.98 per share (approximately 7 percent of the Company's common stock after the transaction), along with $4,000,000 in preferred stock, resulting in a purchase price of approximately $37,800,000. Additional consideration, consisting of common and preferred stock, may be paid in the form of an earn-out over a four-year period. The earn-out consideration will be based on the acquired company's earnings during the next four years and cannot exceed $35,000,000 in total.

     The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of the acquisition. Should new or additional facts about the acquisitions become available within one year of the date of acquisition, any changes to the preliminary estimates will be reflected as an adjustment to goodwill. The purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $21,100,000 million, which was recorded as goodwill and is being amortized over 30 years on a straight-line basis.

     Black Hills Energy Capital, Inc. signed two ten-year contracts with Public Service of Colorado (PSCo) to supply electricity from the Arapahoe and Valmont facilities in the Denver and Boulder metropolitan areas. PSCo selected expansion of these two projects as part of their resource development plan approved earlier this year by Colorado's Public Service Commission. The projects are currently operating at approximately 120 megawatts (MW) and will be expanded by 90 MW to approximately 210 MW. The expansion will be staged over the next two years, with 40 MW becoming operational in the spring of 2001 and the remaining 50 MW going into service in early 2002. The ten-year tolling contracts will run through May 2012 and will replace the existing seven-year tolling contracts associated with the current operating facilities. On August 31, 2000, $60,000,000 of non-recourse project financing was completed to fund the first phase of the Valmont and Arapahoe facilities and replaced existing short-term debt. The Independent Energy business unit plans to finance the expansions of these facilities through additional internally generated funds, short-term debt and non-recourse financing.

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

          Quantitative and Qualitative Disclosures about Market Risk


     Market Risk Disclosures

     There has not been any significant changes in market risk since December 31, 1999.

     Commodity Risk

     The Company is exposed to market risk stemming from changes in commodity prices. These changes could cause fluctuations in the Company's earnings and cash flows.

     Non-Trading Activities

     To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into futures and swap transactions. The transactions are used to hedge price risk from sales of the Company's crude oil and natural gas production. For such transactions, the Company utilizes hedge accounting. At September 30, 2000 the Company hedged its crude oil production using fixed rate for floating rate swaps sold for 20,000 barrels per month for the year 2000, with a fair value of $(630,700), and 10,000 barrels per month for the year 2001 with a fair value of $(975,100). In addition, the Company had a collar for 10,000 barrels per month for the year 2001 with a fair value of $(122,400).

     To hedge natural gas production the Company had various swaps expiring in October 2000 and swaps for 2,000 MMBtus per month through October 2001 with fair values of $(211,024) and $22,698, respectively.

     Trading Activities

     The Company, through its independent energy business unit, utilizes derivatives for its energy marketing services. The notional quantities and maximum terms of derivative financial instruments held for trading activities at September 30, 2000 are presented below:

                                                              Volume Purchased          Maximum Term
        Natural Gas                                           (MMBtu's)                 (Years)

        Basis swaps purchased                                        33,644,595        2
        Basis swaps sold                                             30,954,871        2
        Fixed float swaps purchased                                   8,379,581        1
        Fixed float swaps sold                                        9,817,438        1

                                                              Volume Purchased          Maximum Term
        Crude Oil                                             (Bbls)                    (Years)

        Fixed float swaps purchased                                    180,000         1
        Fixed float swaps sold                                         360,000         1
        Options purchased                                              360,000         1
        Options sold                                                   360,000         1

        At September 30, 1999
                                                              Volume Purchased          Maximum Term
        Natural Gas                                           (MMBtu's)                 (Years)

        Basis swaps purchased                                       17,739,000         3
        Basis swaps sold                                            17,846,000         3
        Fixed float swaps purchased                                 12,603,000         2
        Fixed float swaps sold                                      14,326,000         2
        Futures purchased                                              820,000         2
        Collars (puts purchased, calls sold)                           534,500         2
        Collars (calls purchased, puts sold)                           534,500         2

                                                              Volume Purchased          Maximum Term
                                                              (Bbls)                    (Years)
        Crude Oil

        Puts purchased                                                  24,000         1
        Fixed float swaps sold                                         240,000         2

     Because these contracts are entered into for hedging purposes, the Company did not have a material gain or loss for the quarter ended September 30, 2000 on the underlying physical transactions. Such physical transactions are subject to weather trends, transportation and delivery risks and other factors that the Company monitors on a regular basis. The notional amounts detailed above are
intended  to  be  indicative  of  the  Company's   level  of  activity  in  such
derivatives.

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's short-term investments, short term debt and long-term debt obligations. The Company does not use derivative financial instruments in its available for sale securities.

     Due to the short-term duration of the Company's investment portfolio at September 30, 2000 a 100 basis point increase in interest rates would not have a material effect on the Company's results of operations or financial results.

     Based on the Company's short term debt outstanding at September 30, 2000, the effect of a 100 basis point increase in interest rates would amount to approximately a $1,700,000 annual increase in interest expense.

     The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

                            BLACK HILLS CORPORATION

                           Part II - Other Information


     Item 1. Legal Proceedings

     On August 14, 2000, Wyodak Resources Development Corp. ("Wyodak") initiated an action against PacifiCorp as it concerns the Further Restated and Amended Coal Supply Agreement, dated as of May 5, 1987 ("Coal Supply Agreement"). The action has been filed in the United States District Court for the District of Wyoming as Case No. 00CV 155-B. Wyodak alleges that PacifiCorp has failed and refused to make complete payment to Wyodak for coal sold under the Coal Supply Agreement, and there was at that time approximately $5,000,000 outstanding and allegedly due Wyodak from PacifiCorp. Wyodak alleged that PacifiCorp's actions constitute a breach of contract and asked for the appropriate monetary relief.

     On August 31, 2000, PacifiCorp answered the Wyodak Complaint and additionally brought a counterclaim against Wyodak and Black Hills Corporation. In its action, PacifiCorp alleged that as a result of Wyodak's actions as it concerns its billings under the Coal Supply Agreement, PacifiCorp was entitled to cancel and terminate the Coal Supply Agreement and Coal Handling Agreement, as well as the recovery of damages. PacifiCorp alleged that Wyodak had not properly adjusted upward and downward the components which make up the coal price under the Coal Supply Agreement, and as a result PacifiCorp had been overbilled approximately $35,000,000 to $40,000,000 and that Wyodak continued to overcharge PacifiCorp under the Coal Supply Agreement and the Coal Handling
Agreement. PacifiCorp further alleged that the overcharges would result in additional overcharges of approximately $150,000,000 through the balance of the term of the Coal Supply Agreement, which expires in June of 2013. In its action, PacifiCorp sought not only to cancel and terminate the contract but also to discharge and excuse any further obligation under the same, as well as recovery of damages as set forth above.

     Management is of the opinion that Wyodak has properly billed PacifiCorp under the terms of the Coal Supply Agreement and Coal Handling Agreement and PacifiCorp's withholding of payment constitutes a breach of contract on their part. Although it is impossible to predict whether or not Black Hills Corporation and Wyodak will ultimately be successful in defending the claim or, if not, what the impact might be, management believes it has a strong case and that disposition of this matter will not have a material adverse effect on the Company's consolidated results of operations.

     In addition, the Company is subject to various legal proceedings and claims which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the consolidated financial position or results of operations of the company.




     Item 2. Changes In Securities and Use of Proceeds

     (c) On July 7, 2000, the Company issued 1,536,747 shares of common stock and 4,000 shares of $1,000 par value preferred stock to the shareholders of Indeck Capital, Inc. (ICI) in consideration of the acquisition of ICI (See Note 6 to the Consolidated Financial Statements).

     The common and preferred shares issued in the acquisition are exempt from registration under Section 4(2) of the Securities Act. Except for certain permitted transfers, the common stock issued may not be sold, transferred, assigned or otherwise disposed of for a period of two years.

     The preferred shares issued are non-voting, cumulative, no par shares with a dividend rate equal to 1% per annum, per share computed on the basis of $1,000 per share plus an amount equal to any dividend declared payable with respect to the common stock multiplied by the number of shares of common stock into which each share of preferred stock is convertible. The record and payment dates shall be the same as the record and payment dates with respect to the payment of dividends on common stock. No dividend shall be declared or paid with respect to common stock unless such a dividend is declared and paid with respect to the preferred stock.

     The Company may redeem the preferred stock in whole or in part, at any time. The redemption price per share for the preferred stock shall be $1,000 per share plus all accrued and unpaid dividends. Each share of the preferred stock is convertible at the option of the holder into validly issued, fully paid and nonassessable shares of Common Stock at any time prior to July 7, 2005 and automatically converted into validly issued, fully paid and nonassessable shares of Common Stock on July 7, 2005. Each share of preferred stock is convertible into 28.57 shares (the liquidation preference amount of $1,000 divided by the conversion price of $35). If the Company delivers a notice of redemption, the conversion price shall be adjusted to equal the lesser of (i) the conversion price then in effect and (ii) the current market price on the redemption notice date.

     Item 6. Exhibits and Reports of Form 8-K

     a. Exhibits

     None

     b. Reports on Form 8-K

     On July 7, 2000, the Company filed Form 8-K reporting "Item 5-Other Events" related to the completion of the Indeck Capital, Inc. acquisition. No financial statements were included in this filing.

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


Dated:   November 14, 2000

                            BLACK HILLS CORPORATION

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BLACK HILLS CORPORATION

                                  Roxann R. Basham, Vice President - Controller (Principal Accounting Officer)




                                  Mark T. Thies, Senior VP & CFO
                                  (Principal Financial Officer)


Dated:   November 14, 2000