Form 10-K
period 2000-12-31
BLACK HILLS POWER INC
filed 2001-04-02
CIK 12400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
X        EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

         Commission File Number 1-7978

                             BLACK HILLS POWER, INC.
                   (formerly known as Black Hills Corporation)

         Incorporated in South Dakota      IRS Identification Number 46-0111677

                                625 Ninth Street
                         Rapid City, South Dakota 57701

               Registrant's telephone number, including area code
                                 (605) 721-1700

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X       NO______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. This paragraph is not applicable to the Registrant.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

All outstanding shares are held by the Registrant's parent company, Black Hills Corporation.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   Class                         Outstanding at March 30,  2001

         Common stock, $1.00 par value                 23,416,396 shares

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" as defined by the Securities and Exchange Commission. These statements concern our plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words "believe," "plan," "intend," "anticipate," "estimate," "project" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

         o  expansion  and  growth  of our  business  and  operations;
         o  future financial  performance;
         o  future acquisition and development of power plants;
         o  future  production  of coal,  oil and natural gas;
         o  reserve estimates; and
         o  business strategy.

     These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from those contained in the forward-looking statements, including the following factors:

         o    prevailing   governmental  polices  and  regulatory  actions  with
              respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition;
         o changes in and compliance with environmental and safety laws and policies;
         o    weather conditions;
         o    counterparty credit risk;
         o    population growth and demographic patterns;
         o    competition for retail and wholesale customers;
         o    pricing and transportation of commodities;
         o    market demand, including structural market changes;
         o    changes in tax rates or policies or in rates of inflation;
         o    changes in project costs;
         o unanticipated changes in operating expenses or capital expenditures;
         o    capital market conditions;
         o    technological advances;
         o    competition for new energy development opportunities; and
         o legal and administrative proceedings that influence our business and profitability.

                                TABLE OF CONTENTS
                                                                           Page

ITEMS
1 & 2.     BUSINESS AND PROPERTIES............................................4
                 General......................................................4
                 Electric Utility.............................................4
                 Independent Energy...........................................5
                 Communications...............................................5

ITEM 3.    LEGAL PROCEEDINGS..................................................6

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................7

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS..............................................7

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........14

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................18

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE............................43

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...43

           SIGNATURES........................................................46

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

We are an electric utility serving customers in South Dakota, Wyoming and Montana. We are incorporated in South Dakota and began providing electric utility service in 1941. We began selling and marketing various forms of energy on an unregulated basis in 1956. Our independent energy group produces and markets power and fuel. We produce and sell electricity in a number of markets, with a strong emphasis on the western United States. We produce coal, natural gas and crude oil primarily in the Rocky Mountain region and market fuel products nationwide. Our communications group offers state-of-the-art broadband communication services to residential and business customers in Rapid City and the northern Black Hills region of South Dakota.

During 2000, we became a wholly-owned subsidiary of Black Hills Corporation (formerly Black Hills Holding Corporation) through a "plan of exchange" between us and Black Hills Corporation. The "plan of exchange" provided that each share of our common stock would be exchanged for one share of common stock of the holding company. As a result:

o all common shareholders of Black Hills Power, Inc. (formerly Black Hills Corporation) became shareholders of Black Hills Corporation (formerly Black Hills Holding Corporation), the holding company;

o Black Hills Power, Inc. became a wholly-owned subsidiary of Black Hills Corporation; and

o The debt securities and other financial obligations of Black Hills Power, Inc. continue to be obligations of Black Hills Power, Inc.

Unless the context otherwise requires, references in this Form 10-K to "Black Hills Power," "we," "us" and "our" refer to Black Hills Power, Inc. and all of its subsidiaries collectively.

Electric Utility

We engage in the generation, transmission and distribution of electricity to approximately 58,600 customers in South Dakota, Wyoming and Montana. We control 458 megawatts of generating capacity, including 65 megawatts of capacity purchased from others under long-term power contracts at rates which currently are significantly lower than prevailing market prices. Approximately 53 percent of our generating capacity consists of coal-fired plants and 33 percent is gas- or oil-fired, with the remaining 14 percent purchased from others.

Our revenue mix for 2000 was comprised of 29 percent wholesale off-system, 26 percent commercial, 20 percent residential, 14 percent industrial, 10 percent contract wholesale and 1 percent municipal sales. In 2000, our South Dakota customers accounted for 92 percent of our retail electric revenues. Our retail electric rates in South Dakota are subject to a five-year freeze expiring on January 1, 2005. Because our generation capacity typically exceeds our peak load demands, we rarely purchase power on the spot market during periods of peak usage, permitting us to preserve our low-cost rate structure for our retail customers. Off-system sales offer a means to optimize the utilization of our power supply sources by permitting us to sell capacity and energy in excess of our native load requirements to wholesale customers at market prices which sometimes exceed our regulated retail rates. Wholesale off-system sales have represented an increasing percentage of our total revenues and net income. We added 40 megawatts of additional capacity to our system with the addition of the Neil Simpson combustion turbine, which we placed into operation in June 2000.

We operate a transmission system of 447 miles of high voltage and 541 miles of lower voltage lines. Our system has the capability of connecting to either the midwestern or western transmission grids. This provides us with an important strategic opportunity to shift off-system power to areas of higher demand and profitability as market conditions warrant.

Independent Energy

Our independent power unit acquires, develops and operates unregulated power plants, primarily in the Rocky Mountain region of the United States. In July 2000, we expanded our presence in the independent power business by acquiring Indeck Capital, Inc. This acquisition and subsequent additions provide us with varying interests in 13 operating gas-fired and hydroelectric power plants in California, Colorado, Massachusetts and New York, of which we operate 12, as well as minority interests in several power-related funds. We have a total ownership interest of approximately 250 net megawatts. We are in the process of acquiring or constructing an additional net ownership interest of approximately 470 megawatts of generation capacity, approximately 330 megawatts of which we expect to be brought into service in 2001.

As of December 31, 2000, we had 275 million tons of low-sulfur sub-bituminous coal reserves at our Wyodak mine located near Gillette, Wyoming. Substantially all of our coal production is sold under long-term contracts with our electric utility and with PacifiCorp. Our Wyodak mine will also provide coal to a 90 megawatt mine-mouth power plant which is being developed for our independent power unit and is scheduled for completion in 2003. Our oil and gas exploration and production unit owns and operates approximately 298 oil and gas wells, all in Wyoming, and owns working interests in another 341 wells operated by others located in California, Montana, North Dakota, Texas, Wyoming, Louisiana, Oklahoma and offshore in the Gulf of Mexico. As of December 31, 2000, we had proved reserves of 4.4 million barrels of oil and 18.4 billion cubic feet of natural gas, with approximately 62 percent of our current production consisting of natural gas.

Our fuel marketing and transportation unit supplies wholesale natural gas marketing and risk management products and services primarily to customers in the Rocky Mountain and West Coast regions of the United States. In addition, this unit markets oil in the south and coal in the eastern and midwestern regions of the United States. Our customers include natural gas distribution companies, municipalities, industrial users, oil and gas producers, electric utilities and coal mines. Our average daily marketing volumes for the twelve months ended December 31, 2000 were approximately 860,800 million British thermal units of natural gas, 44,300 barrels of oil and 4,400 tons of coal. Our power marketing activities involve marketing of capacity and energy from our existing power generation facilities.

Communications

Our communications group, known as Black Hills FiberCom, offers a full suite of local and long distance telephone service, expanded cable television service, cable modem Internet access and high-speed data and video services to residential and business customers. We have completed a 210 mile inter- and intra-city fiber optic network and currently operate nearly 600 miles of two-way interactive hybrid fiber coaxial cable in Rapid City and the northern Black Hills region of South Dakota. The construction of our communications network is approximately 75 percent complete, and we expect to substantially complete construction in 2001.

ITEM 3.  LEGAL PROCEEDINGS

PacifiCorp Litigation

In August 2000, we initiated an action in the United States District Court for the District of Wyoming against PacifiCorp relating to a coal supply agreement between PacifiCorp and us. We believe that PacifiCorp has failed to make complete payment to us for coal sold under the coal supply agreement and that PacifiCorp continues to underpay its monthly coal bill by approximately $100,000 per month. We believe that PacifiCorp's actions constitute a breach of the coal supply agreement and have asked for relief in the amount of $5 million, plus all underpayments since the commencement of our lawsuit.

PacifiCorp subsequently brought a counterclaim against us, alleging that we had not properly adjusted upward and downward the components which make up the coal price under the coal supply agreement, resulting in alleged overbilling to PacifiCorp of $35 million to $40 million over an undefined period. PacifiCorp further alleged that if past practices continue our adjustment methodology will result in additional overcharges of approximately $150 million through the balance of the term of the coal supply agreement, which expires in June of 2013. In its counterclaim, PacifiCorp seeks to cancel and terminate the contract and to recover monetary damages as proven at trial.

Management believes that we have properly billed PacifiCorp under the terms of the coal supply agreement and that PacifiCorp's withholding of payment constitutes a breach of contract on their part. Although it is impossible to predict whether we will ultimately be successful with our claim or in defending PacifiCorp's claim or, if not successful, what the impact might be, management believes that the disposition of this matter will not have a material adverse effect on our consolidated results of operations or financial condition. In addition, management believes that the pending litigation has not affected and will not affect our other agreements with PacifiCorp.

Other Litigation

On July 14, 2000, the South Coast Air Quality Management District known as SCAQMD sent a letter to our affiliate, now called Black Hills Ontario, L.L.C, the operator of a 12 megawatt natural-gas fired cogeneration facility located in Ontario, California, stating that the SCAQMD had determined, as a result of a facility audit completed for the compliance year ended June 1, 1999, that the facility's nitrogen oxide, or Nox, emissions were 28,958 pounds over the facility's NOx allocation established by the SCAQMD's RECLAIM emissions trading program. As a result, the SCAQMD indicated that it would be reducing the facility's NOx allocation by the same number of allowances for the compliance year subsequent to a final determination on this issue. If a final determination is reached prior to June 30, 2001, the NOx allowances would be deducted from the facility's allocation for the compliance year ended June 30, 2002. Black Hills Ontario has provided documentation to the SCAQMD disputing this proposed reduction. In addition to this proposed reduction, which could affect the facility's compliance with RECLAIM requirements for the 2001-2002 compliance period, Black Hills Ontario also projects that its NOx emissions for the compliance year ended June 30, 2001 may be approximately 30,000 pounds over its current NOx allocation. There is currently significant volatility in the price and supply of RECLAIM NOx allowances; although the SCAQMD has proposed a revision to its regulations to stabilize the RECLAIM market, it is unclear whether such rules will mitigate Black Hills Ontario's potential exposure for its projected allowance shortfall. Accordingly, no assurance can be given at this time regarding whether RECLAIM NOx allowances will be available for purchase to allow Black Hills Ontario to comply with RECLAIM requirements for the year ended June 30, 2001, or, if allowances are available, as to the cost of those allowances. Black Hills Ontario may also be subject to administrative or civil penalties with respect to alleged violations of the SCAQMD's regulation for the compliance year ended June 30, 1999, although no notice of such penalties has been issued.

There are no other material legal proceedings pending, other than ordinary routine litigation incidental to our business, to which we are a party. There are no material legal proceedings to which an officer or director is a party or has a material interest adverse to us or our subsidiaries. There are no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which we are or would be a party.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

All of our common stock is held by our parent company, Black Hills Corporation. Accordingly, there is no established trading market for our common stock.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Results

Consolidated net income for 2000 was $52.8 million, compared to $37.1 million in 1999 and $25.8 million in 1998. This equates to a 19.0 percent, 17.1 percent and
12.5 percent return on year-end common equity in 2000, 1999 and 1998, respectively.

We reported record earnings in 2000, primarily due to strong natural gas marketing activity, increased fuel production, expanded power generation and increased wholesale off-system electric utility sales. Strong results in our independent energy business group in 2000 were partially offset by start-up losses in our communications business. Unusual energy market conditions stemming primarily from gas and electricity shortages in California contributed to our strong financial performance in 2000. There was approximately a $9.0 million contribution to 2000 earnings due to prevailing prices of gas and electricity and unusually wide gas trading margins that may not recur in the future.

Earnings in 1999 increased over 1998 due primarily to sales growth in our electric utility and improved results in our independent energy business group, partially offset by expected start-up losses in our communications business.

In 1998, we recorded an $8.8 million (after tax) charge to earnings related to a write-down of certain oil and natural gas properties. Absent this charge, our earnings for 1998 would have been $34.6 million, and our return on year-end common equity would have been 16.1 percent. The write-down was primarily due to historically low crude oil prices, lower natural gas prices and a decline in value of certain unevaluated properties.

Consolidated revenues were $1,623.8 million, $791.9 million and $679.3 million in 2000, 1999 and 1998, respectively, representing a 105 percent increase in 2000 and a 17 percent increase in 1999.

The growth in revenues in 2000 was a result of high energy commodity prices and increased volumes of fuel marketed, primarily as a result of extreme price volatility in the western markets, acquisitions and growth in the independent energy business group and increases in off-system sales by our electric utility. Prices of natural gas marketed increased from an average of $1.97-$2.15 per million British thermal units in 1998 and 1999 to $4.19 per million British thermal units in 2000. Daily volumes of natural gas marketed increased 35 percent from 635,500 million British thermal units per day in 1999 to 860,800 million British thermal units in 2000.

Revenue increases in 1999 resulted primarily from the acquisitions and growth in the fuel marketing segment of our independent energy business group and off-system sales by our electric utility.

Revenue and net income (loss) provided by each business group as a percentage of our total revenue and net income were as follows:

                                                                2000                1999                1998
                                                                ----                ----                ----
                  Revenue:
                     Independent energy                           89%                 83%                81%
                     Electric utility                             11                  17                 19
                     Communications                                -                   -                  -
                                                                ----                ----               ----
                                                                 100%                100%               100%
                                                                 ===                 ===                ===

                  Net Income (Loss):
                     Independent energy                           55%                 31%                  5%
                     Electric utility                             70                  74                  96
                     Communications                              (25)                 (5)                 (1)
                                                                 ----                ---                 ---
                                                                 100%                100%                100%
                                                                 ===                 ===                 ===

Net income from the independent energy group is expected to exceed net income derived from utility operations in 2001. We expect that earnings growth from the independent energy group over the next few years will be driven primarily by our continued expansion in the independent power production segment. We also believe that continued strength in commodity prices and energy markets will provide the opportunity for strong results in our fuel marketing and oil and gas production operations.

We have continued to produce modest growth in revenue and earnings from the retail electric business over the past two years. We believe that this trend is stable and that, absent unplanned system outages, it will continue for the next several years due to the extension of our electric rate freeze until January 1, 2005. The share of our future earnings generated from wholesale off-system electric sales will depend on many factors including native load growth, plant availability and commodity prices in the western markets.

Although our communications business significantly increased residential and business customers in 2000, we expect it will sustain approximately $10 million in net losses in 2001, with annual losses decreasing thereafter and profitability expected in the next three to four years.

The following business group and segment information includes intercompany eliminations.

Electric Utility

                                                                2000                 1999                1998
                                                                ----                 ----                ----
                                                                      (in thousands)
                    Revenue                                   $173,308              $133,222            $129,236
                    Operating expenses                         105,100                80,936              79,340
                                                              --------              --------            --------
                    Operating income                          $ 68,208              $ 52,286            $ 49,896
                                                              ========              ========            ========
                    Net income                                $ 37,105              $ 27,286            $ 24,825
                                                              ========              ========            ========
                    EBITDA                                    $ 88,853              $ 68,299            $ 64,936
                                                              ========              ========            ========

Our electric revenue increased 30.1 percent in 2000 compared to 3.1 percent in 1999. The increase in electric revenue in 2000 was primarily due to a 54 percent increase in wholesale off-system sales at an average price that was 3.1 times higher than the average price in 1999. The increase in off-system sales was driven by high spot market prices for energy in 2000, which enabled us to generate more energy from our combustion turbine facilities, including the Neil Simpson combustion turbine which we placed into commercial operation in June 2000. Megawatthours generated from our oil-fired diesel and natural gas-fired combustion turbines were 305,767 in 2000, 25,882 in 1999 and 33,082 in 1998.
Historically, market prices were not sufficient to support the economics of generating from these facilities, except to meet peak demand and as standby use for native load requirements.

Firm kilowatthour  sales increased 2.8 percent in 2000 compared to a decrease of
0.1 percent in 1999. Residential and commercial sales increases of 6 percent and 3 percent, respectively, in 2000 were partially offset by a 2 percent decrease in industrial sales, primarily due to load reductions at Homestake Gold Mine. Degree days, a measure of weather trends, were 16 percent above 1999 and 1 percent above normal in 2000. Degree days in 1999 were 9 percent below 1998 and 13 percent below normal. The increase in electric revenue in 1999 was primarily due to stable firm sales combined with a 20 percent increase in off-system sales.

Revenue per kilowatthour sold was 6.4 cents in 2000, compared to 5.4 cents in 1999 and 1998. The number of customers in the service area increased to 58,601 from 57,709 in 1999 and from 56,856 in 1998. The revenue per kilowatthour sold in 2000 reflects a 54 percent increase in wholesale non-firm sales to 684,378 megawatthours and robust wholesale power prices. The revenue per kilowatthour sold in 1999 reflects the 20 percent increase in wholesale non-firm sales to 445,712 megawatthours. The revenue per kilowatthour sold in 1998 reflects the 33 percent increase in wholesale non-firm sales to 371,104 megawatthours.

Our electric utility operating expenses increased by 30 percent in 2000, primarily due to increased fuel, purchased power, and operating and maintenance expenses, partially offset by lower depreciation. Fuel expense in 2000 included the cost associated with the additional combustion turbine generation. Operating expenses increased 2.0 percent in 1999, primarily due to increased purchase power expense, operations and maintenance expenses and depreciation, partially offset by lower fuel expense.

We forecast firm energy sales in our retail service territory to increase over the next 10 years at an annual compound growth rate of approximately 1 percent, with the system demand forecasted to increase at a rate of 2 percent. We currently have a winter peak of 344 megawatts established in December 1998 and a summer peak of 372 megawatts established in August 2000. These forecasts are derived from studies conducted by us whereby we examined and analyzed our service territory to estimate changes in the needs for electrical energy and demand over a 20-year period. These forecasts are only estimates, and the actual changes in electric sales may be substantially different. Weather deviations can also affect energy sales significantly when compared to forecasts based on normal weather.

Independent Energy

                                                          2000                       1999                        1998
                                                          ----                       ----                        ----
                                                                   (in thousands)
       Revenue:
         Fuel marketing                                $1,353,795                   $614,228                   $506,043
         Coal production                                   30,530                     31,095                     31,413
         Oil and gas production                            19,183                     13,052                     12,562
         Independent power                                 39,331                          -                          -
                                                       ----------                   --------                   --------
            Total revenue                               1,442,839                    658,375                    550,018
       Expenses                                         1,381,991                    644,196                    536,048*
                                                       ----------                   --------                   --------
       Operating income                                $   60,848                   $ 14,179                   $ 13,970*
                                                       ==========                   ========                   ========
       Net income                                      $   28,946                   $ 11,882                   $ 10,068*
                                                       ==========                   ========                   ========
       EBITDA**                                        $   65,184                   $ 25,016                   $ 22,530
                                                       ==========                   ========                   ========

---------------
  * Excludes $13.5 million pre-tax, $8.8 million after tax, non-cash write-down relating to oil and gas properties due to historically low crude oil prices, lower natural gas prices and a decline in the value of unevaluated properties.
** EBITDA represents earnings before interest, income taxes, depreciation and amortization and any non-recurring or non-cash items. EBITDA is used by management and some investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, as determined by generally accepted accounting principles, or as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by generally accepted accounting principles, and is thus susceptible to varying calculations. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following is a summary of coal, oil and natural gas production:

                                                          2000                       1999                        1998
                                                          ----                       ----                        ----
       Tons of coal sold                                3,050,000                    3,180,000                  3,280,000
       Barrels of oil sold                                334,000                      318,000                    344,000
       Mcf of natural gas sold                          3,274,000                    2,791,000                  2,056,000
       Mcf equivalent sales                             5,278,000                    4,698,000                  4,120,000

The following is a summary of average daily fuel marketing volumes:

                                                            2000                       1999                        1998
                                                            ----                       ----                        ----
          Natural gas - MMBtus                            860,800                      635,500                    524,800
          Crude oil - barrels                              44,300                       19,270                     19,000
          Coal - tons                                       4,400                        4,500                      4,400*

------------
* Since the acquisition date

The independent energy business group's revenues increased 119 percent in 2000 and 20 percent in 1999. The revenue increase in 2000 was a direct result of gas and electricity shortages in the West Coast markets and the closing of the Indeck Capital acquisition. The revenue increase in 1999 was primarily the result of consolidating our three fuel marketing companies' operations from the time of their acquisitions. Additionally, revenues increased in both years as a result of increased volumes and increased fuel and power prices. Daily volumes of natural gas marketed increased 35 percent in 2000 and 21 percent in 1999. The July 2000 acquisition of Indeck Capital contributed to our strong earnings growth in 2000. In addition, in December 2000, we sold our ownership interest in a power fund management company which resulted in a $3.7 million pre-tax gain.




The independent energy business group's total operating expenses, EBITDA and operating income increased over 115 percent, 160 percent and 329 percent, respectively, in 2000 compared to 1999. Net income of this group increased 144 percent in 2000. These increases resulted primarily from our gas marketing operations, which experienced a dramatic increase in both trading volumes and margins, a significant increase in fuel production volumes, record fuel and power prices and expanded power generation. The independent energy business group's 1999 net income improved over 1998 (excluding the non-cash charge in 1998) primarily due to record gas production, improved oil prices, lower depletion expense and the sale of certain retail gas marketing operations in 1999, partially offset by a non-cash write-down of certain intangible assets relating to our wholesale gas marketing office in Houston.

Coal Mining

Coal mining results were as follows:

                                                          2000                  1999                   1998
                                                          ----                  ----                   ----
                                                                            (in thousands)
        Revenue                                            $30,530               $31,095               $31,413
        Operating income                                     8,800                12,600                12,700
        Net income                                           7,200                 9,700                 9,750
        EBITDA                                              19,000                15,700                15,600


A planned five-week overhaul at the Wyodak plant resulted in lower coal sales and earnings in 2000 compared to 1999 and 1998.

Oil and Gas

Oil and gas operating results were as follows:

                                                            2000                   1999                  1998
                                                            ----                   ----                  ----
                                                                            (in thousands)
        Revenue                                            $19,183                $13,052              $ 12,562
        Operating income                                     7,900                  4,000                 1,200*
        Net income                                           5,000                  2,500                   800*
        EBITDA                                              11,900                  6,900                 6,400

------------
*Excludes $13.5 million pre-tax, $8.8 million after tax, non-cash write-down relating to oil and gas properties due to historically low crude oil prices, lower natural gas prices and a decline in the value of unevaluated properties.

Record net income in 2000 was primarily a result of record natural gas prices, higher crude oil prices and a significant increase in production volumes. Operating results for 1998 decreased primarily as a result of historically low crude oil prices, which not only reduced revenue but also increased depletion expense (lower oil and gas prices reduce the economically recoverable reserve amounts, causing an increase in depletion expense). We recognized approximately $3.7 million, $2.6 million and $4.9 million of depletion expense (excluding the write-down in 1998) related to gas and oil production in 2000, 1999 and 1998, respectively.

The following is a summary of our oil and gas reserves at December 31:

                                                          2000                   1999                  1998
                                                          ----                   ----                  ----
        Barrels of oil (in millions)                       4.41                   4.11                  2.37
        Bcf of natural gas                                18.4                   19.5                  16.0
        Total in Bcf equivalents                          44.88                  44.11                 30.16

These reserves are based on reports prepared by Ralph E. Davis Associates, Inc., an independent consulting and engineering firm. Reserves were determined using constant product prices at the end of the respective years. Estimates of economically recoverable reserves and future net revenues are based on a number of variables, which may differ from actual results. The increase in oil reserves at December 31, 2000 was due to improved product prices. The increase in reserves at December 31, 1999 was due to strong drilling results, reserve acquisitions and improved product prices. We intend to increase our net proved reserves by selectively increasing our oil and gas exploration and development activities and by acquiring producing properties.

Fuel Marketing

Our fuel marketing companies produced the following results:

                                                          2000                   1999                  1998
                                                          ----                   ----                  ----
                                                                            (in thousands)
        Revenue                                         $1,353,795              $614,228               $506,043
        Operating income (loss)                             23,800                (2,200)                     -
        Net income                                          14,000                  (200)                  (300)
        EBITDA                                              23,700                 2,500                    600

Record volumes marketed and strong margins contributed to the increase in net income from fuel marketing in 2000 compared to 1999 and 1998. During 1999, the fuel marketing companies sold certain of their retail gas marketing operations, resulting in after-tax gains of approximately $1.8 million. In 1999, revenue and the related cost of sales increased primarily due to a full year of coal marketing operations (acquired in September 1998), increased product prices and increased oil volumes marketed. Operating income in 1999 was reduced by a non-cash write-down of certain intangible assets relating to the wholesale gas marketing office in Houston in the amount of approximately $1.2 million (after tax).

Our fuel marketing companies generate large amounts of revenue and corresponding expense related to buying and selling energy commodities. Fuel marketing is extremely competitive, and margins are typically very small. The unusual energy market conditions stemming primarily from natural gas and electricity shortages in California contributed to the strong financial performance in 2000 and may not recur in the future. However, we believe that the continued growth of our fuel and power production businesses will create opportunities for us to continue to generate strong fuel marketing operating results in future years.

Independent Power Production

Our independent power segment produced the following results:

                                                          2000                  1999                   1998
                                                          ----                  ----                   ----
                                                                           (in thousands)
        Revenue                                          $39,331              $     -               $      -
        Operating income (loss)                           20,400                 (160)                  (160)
        Net income                                         3,200                 (110)                  (120)
        EBITDA                                            10,751                 (160)                  (160)

Results from the independent power production segment were not significant either in 1999 or 1998. In July 2000, we completed the acquisition of Indeck
Capital, representing a significant advancement of our position in the independent power production business. We now own 250 net megawatts in currently operating plants. Of this 250 net megawatts, approximately 179 megawatts is under contracts or tolling arrangements with at least one year remaining; approximately 40 megawatts is owned through minority interests in independent power investment funds which we do not manage, and the remainder is sold under short-term market arrangements. An additional 470 megawatts of generating capacity is currently under construction. We expect to sell substantially all of this output under long-term contracts. We expect to increase revenues and earnings in this segment beyond 2001 through future project development.

Communications

                                                          2000                   1999                  1998
                                                          ----                   ----                  ----
                                                                            (in thousands)
        Revenue                                          $  7,689              $    278               $      -
        Operating expenses                                 20,175                 4,852                  1,087
                                                         ---------             --------               ---------
        Operating loss                                   $(12,486)             $(4,574)               $ (1,087)
                                                         =========             ========               =========
        Net loss                                         $(12,027)             $(1,262)               $   (280)
                                                         =========             ========               =========
        EBITDA                                           $(13,144)             $(2,626)               $   (570)
                                                         =========             ========               =========

In September 1998, we formed our communications business to provide facilities-based communications services for Rapid City and the northern Black Hills of South Dakota. We began serving communications customers in late 1999 and market our services to schools, hospitals, cities, economic development groups, and business and residential customers. Operating losses in 2000 were attributable to increased interest, depreciation and operating expenses. Operating losses in 1999 were primarily due to start-up organizational costs, increased depreciation expense and increased interest expense associated with capital deployment.

As of December 31, 2000, we had 8,368 residential customers and 646 business customers. Our goal is to double the number of our customers, and to attain 50 percent residential market penetration within our service territory while serving 35 percent of all broadband business customers in that territory. If we are unable to attract additional customers or technological advances make our network obsolete, we could have a write-down of our assets which could be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Price Risk Management

Our operations are exposed to market risk arising from changes in commodity prices. These changes could cause fluctuations in our earnings and cash flows. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions. Hedging transactions involve the use of a variety of derivative financial instruments. Our risk management policies place clear controls on these activities.

We have adopted risk management policies and procedures, approved by our board of directors, and reviewed routinely by the audit committee of the board of directors. Our risk management policies and procedures include, but are not limited to, risk tolerance levels relating to authorized derivative financial instruments, position limits, authorization of transactions and credit exposure.

Operating margins earned by wholesale gas and crude oil marketing are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. We generally attempt to balance our fixed-price physical and financial purchase and sales commitments. However, we may, at times, have a bias in the market, within established guidelines, resulting from the management of our portfolio. To the extent a net open position exists, fluctuating commodity market prices can impact our financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on our financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.

Effective January 1, 1999, we adopted the provisions of Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10). The resulting effect of adoption of the provisions of EITF 98-10 was to alter our comprehensive method of accounting for energy-related contracts, as defined in that statement.

We account for all energy trading activities at fair value as of the balance sheet date and recognize currently the net gains or losses resulting from the revaluation of these contracts to fair value in our results of operations. As a result, substantially all of the energy trading activities of our gas marketing, crude oil marketing and coal marketing operations are accounted for under fair value accounting methodology as prescribed in EITF 98-10.

Through our independent energy business group, we utilize financial instruments for our fuel marketing services. These financial instruments include fixed-for-float swap financial instruments, basis swap financial instruments, and costless collars traded in the over-the-counter financial markets.

The derivatives are not held for speculative purposes but rather serve to hedge our exposure related to commodity purchases or sales commitments. Under EITF 98-10, these transactions qualify as energy trading activities that must be accounted for at fair value. As such, realized and unrealized gains and losses are recorded as a component of income. Because we do not speculate with "open" positions, substantially all of our trading activities are back-to-back positions where a commitment to buy/(sell) a commodity is matched with a committed sale/(buy) or financial instrument. The quantities and maximum terms of derivative financial instruments held for trading purposes at December 31, 2000 and 1999 are as follows:


                                                                                                              Max. Term
December 31, 2000                                                          Volume Covered                       (Years)
-----------------                                                          --------------                     ---------
(MMBtus)
Natural gas basis swaps purchased                                             25,577,894                           2
Natural gas basis swaps sold                                                  26,059,621                           2
Natural gas fixed-for-float swaps purchased                                    6,476,222                           1
Natural gas fixed-for-float swaps sold                                         7,360,560                           1

(Tons)
Coal tons sold                                                                   988,000                           1
Coal tons purchased                                                              896,000                           1

                                                                                                               Max. Term
December 31, 1999                                                          Volume Covered                       (Years)
-----------------                                                          --------------                       -------
(MMBtus)
Natural gas futures contracts purchased                                          860,000                           1
Natural gas basis swaps purchased                                             17,741,500                           4
Natural gas basis  swaps sold                                                 18,390,517                           4
Natural gas fixed-for-float swaps purchased                                    9,490,486                           1
Natural gas fixed-for-float swaps sold                                        10,994,521                           1
Natural gas collar transactions; puts purchased, calls sold                      408,500                           1
Natural gas collar transactions; calls purchased, puts sold                      318,500                           1

As required under EITF 98-10, energy trading activities were marked to fair value on December 31, 2000, and the gains and losses recognized in earnings. The entries for the accompanying consolidated balance sheets and income statement are as follows (in thousands):


Instrument                                                 Asset                     Liability                 Gain (loss)
----------                                                 -----                     ---------                 -----------
Natural gas basis swaps                                    $13,391                    $23,963                   $(10,572)

Natural gas fixed-for-float swaps                           24,617                     27,110                     (2,493)

Natural gas physical                                        23,391                      9,427                     13,964

Coal transactions                                            5,370                      4,460                        910

Crude oil transactions                                       1,523                      1,000                        523
                                                           -------                    -------                  ---------

  Totals                                                   $68,292                    $65,960                  $   2,332
                                                           =======                    =======                  =========


There were no significant differences between the fair values of derivative assets and liabilities at December 31, 1999.

Non-trading Energy Activities

To reduce risk from fluctuations in the price of oil and natural gas, we enter into swaps and costless collar transactions. We use these transactions to hedge price risk from sales of our forecasted crude oil and natural gas production. For such transactions, we utilize hedge accounting.

At December 31, 2000, we had fixed-for-float swaps for 17,000 barrels of oil per month for the year 2001 to hedge our crude oil price risk with a fair value of $34,000. We had fixed-for-float swaps for 10,000 barrels of oil per month for the year 2002 to hedge our crude oil price risk with a fair value of $416,000. We also had costless collars (purchased puts-sold calls) for 10,000 barrels of oil per month for 2001 with a fair value of $323,000. We hedged our forecasted 2001 natural gas production with fixed-for-float swaps. We had fixed-for-float swaps for 1,581,000 million British thermal units with a fair value of $(3.4) million. These amounts are not reflected in our December 31, 2000 consolidated balance sheet, but will be recorded as part of the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001.

Financing Activities

To reduce risk from fluctuations in interest rates, we enter into interest rate swap transactions. We use these transactions to hedge interest rate risk for variable rate debt financing. For such transactions, we utilize hedge accounting. At December 31, 2000, we had interest rate swaps with a notional amount of $127.4 million, which have a maximum term of six years and a fair value of $(7.5) million. These amounts are not reflected in our December 31, 2000 consolidated balance sheet, but will be recorded as part of the adoption of SFAS No. 133 on January 1, 2001.

Credit Risk

In addition to the risk associated with price movements, credit risk is also inherent in our risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While we have not experienced significant losses due to the credit risk associated with these arrangements, we have off-balance sheet risk to the extent that the counterparties to these transactions fail to perform as required by the terms of their contracts.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and long-term debt obligations. As stated in our policy, we are averse to principal loss and ensure the safety and preservation of our investments by limiting default risk, market risk and reinvestment risk.

We mitigate default risk on short-term investments by investing in high credit quality securities consisting primarily of tax-exempt federal, state and local agency obligations, by periodically monitoring the credit rating of any investment issuer or guarantor and by limiting the amount of exposure to any one issuer. Our portfolio includes only securities with active secondary or resale markets to ensure portfolio liquidity. All short-term investments mature, by policy, in two years or less. The effect of a 100 basis point (1 percent) increase in interest rates would not have a material effect to our results of operations or financial condition, due to the short-term duration of the investment portfolio.

At December 31, 2000, we had $162.2 million of outstanding floating rate debt of which $34.8 million was not offset with interest rate swap transactions that effectively convert the interest on that debt to a fixed rate.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our short-term investments and long-term debt obligations, including current maturities (in thousands).


                                       2001        2002        2003         2004          2005        Thereafter        Total
Cash equivalents
    Fixed rate                       $ 24,913     $     -    $      -      $     -       $     -        $     -       $  24,913
    Average interest rate              6.23%            -           -            -             -              -           6.23%
  rate

Long-term debt
    Fixed rate                       $  3,070     $18,065    $  3,122      $  2,017      $  2,026       $130,602        $158,902
    Average interest rate              9.30%        6.98%        9.31%        9.50%         9.52%          8.30%          8.22%

    Variable rate                     $10,890     $11,919     $12,968       $14,380       $15,560       $ 96,433         $162,150
    Average interest rate              8.20%        8.20%        8.19%        8.19%         8.19%          8.10%          8.14%

       Total long-term debt           $13,960     $29,984     $16,090       $16,397       $17,586       $227,035         $321,052
       Average interest rate           8.44%        7.46%        8.41%        8.35%         8.35%          8.22%          8.18%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Public Accountants                            18

         Consolidated Statements of Income
           for the three years ended December 31, 2000                       19

         Consolidated Balance Sheets as of December 31, 2000 and 1999        20

         Consolidated Statements of Cash Flows
            for the three years ended December 31, 2000                      21

         Consolidated Statements of Common Stockholder's Equity
            for the three years ended December 31, 2000                      22

         Notes to Consolidated Financial Statements                       23-42



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Black Hills Power, Inc.:

We have audited the accompanying consolidated balance sheets of Black Hills Power, Inc. (formerly Black Hills Corporation, a South Dakota corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Hills Power, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,
January 26, 2001

                                            BLACK HILLS POWER, INC.
                                      (formerly Black Hills Corporation)
                                       CONSOLIDATED STATEMENTS OF INCOME


Years ended December 31,                                            2000               1999               1998
                                                                    ----               ----               ----
                                                                                  (in thousands)

Operating revenues                                               $1,623,836          $ 791,875         $  679,254
                                                                 ----------          ---------         ----------

Operating expenses:
    Fuel and purchased power                                      1,370,841            637,302            531,518
    Operations and maintenance                                       46,054             36,463             32,701
    Administrative and general                                       44,423             18,272             15,747
    Depreciation, depletion and amortization                         32,864             25,067             24,037
    Oil and gas ceilings test write-down                                  -                  -             13,546
    Taxes, other than income taxes                                   14,904             12,880             12,472
                                                                 ----------          ---------          ---------
                                                                  1,509,086            729,984            630,021
                                                                 ----------          ---------          ---------

Operating income                                                    114,750             61,891             49,233
                                                                 ----------          ---------          ---------

Other income (expense):
    Interest expense                                                (30,342)           (15,460)           (14,707)
    Interest income                                                   7,075              3,614              2,861
    Other, net                                                        2,996                876                129
                                                                 ----------         ----------          ---------
                                                                    (20,271)           (10,970)           (11,717)
                                                                 ----------         ----------          ---------

Income before minority interest and income taxes                     94,479             50,921             37,516
Minority interest                                                   (11,273)             1,935                  -
Income taxes                                                        (30,358)           (15,789)           (11,708)
                                                                 ----------         ----------          ---------

          Net income                                                 52,848             37,067             25,808
Preferred stock dividends                                               (78)                 -                 -
                                                                 ----------         ----------          ---------
Net income available for common stock                            $   52,770          $  37,067           $ 25,808
                                                                 ==========         ==========          =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                       (formerly Black Hills Corporation)
                           CONSOLIDATED BALANCE SHEETS


At December 31,                                                                      2000                 1999
                                                                                     ----                 ----
                                                                                (in thousands, except share amounts)
                                   ASSETS
Current assets:
    Cash and cash equivalents                                                     $  24,913            $  16,482
    Securities available-for-sale                                                     2,113                7,586
    Receivables (net of allowance for doubtful accounts of $3,631 and $278, respectively) -
      Customers                                                                     278,434               84,331
      Other                                                                          21,283               55,694
    Materials, supplies and fuel                                                     16,545               14,278
    Prepaid expenses                                                                  7,428                2,828
    Derivatives at market value                                                      68,292                5,158
                                                                               ------------           ----------
                                                                                    419,008              186,357
                                                                               ------------            ---------

Investments                                                                          73,032               10,444
                                                                               ------------            ---------

Property and equipment                                                            1,072,129              700,044
    Less accumulated depreciation and depletion                                    (277,848)            (246,299)
                                                                               ------------            ---------
                                                                                    794,281              453,745
                                                                               ------------            ---------
Other assets:
    Regulatory asset                                                                  4,134                3,944
    Other, principally goodwill                                                      38,930               14,002
                                                                               ------------            ---------
                                                                                     43,064               17,946
                                                                               ------------            ---------
                                                                                 $1,329,385             $668,492
                                                                               ============            =========
                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current maturities of long-term debt                                        $    13,960           $    1,330
    Notes payable                                                                   211,679               97,579
    Accounts payable                                                                247,596               80,355
    Accrued liabilities                                                              49,661               26,088
    Derivatives at market value                                                      65,960                5,158
                                                                               ------------           -----------
                                                                                    588,856              210,510
                                                                               ------------           ----------
Long-term debt, net of current maturities                                           307,092              160,700
                                                                               ------------           ----------

Deferred credits and other liabilities:
    Investment tax credits                                                            2,530                3,022
    Federal income taxes                                                             62,679               47,668
    Reclamation and regulatory liability                                             22,340               22,494
    Other                                                                            16,516                7,492
                                                                               ------------           ----------
                                                                                    104,065               80,676
                                                                               ------------           ----------
Minority interest in subsidiaries                                                    37,961                    -
                                                                               ------------           ----------
Commitments and contingencies (Notes 10, 11 and 14)

Common stock equity:
    Common stock $1 par value; 50,000,000 shares authorized;
      Issued: 23,416,396 shares in 2000 and 21,739,030 shares in 1999                23,416               21,739
    Additional paid-in capital                                                       77,326               40,658
    Retained earnings                                                               191,482              162,239
    Treasury stock                                                                        -               (8,030)
    Accumulated other comprehensive income (loss)                                      (813)                   -
                                                                               ------------           ----------
                                                                                    291,411              216,606
                                                                               ------------           ----------
                                                                                 $1,329,385             $668,492
                                                                               ============           ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                       (formerly Black Hills Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                 2000              1999             1998
                                                                         ----              ----             ----
                                                                                      (in thousands)
Operating activities:
    Net income available for common stock                               $52,770           $37,067           $25,808
    Principal non-cash items-
        Depreciation, depletion and amortization                         32,864            25,067            24,037
        Oil and gas ceilings test write-down                                  -                 -            13,546
        Derivative fair value adjustment, net                            (2,332)                -                 -
        Gain on sales of assets                                          (3,736)           (2,541)                -
        Deferred income taxes and investment tax credits                  1,937             2,291            (2,535)
        Minority interest                                                11,273            (1,935)                -
     Change in operating assets and liabilities-
        Accounts receivable                                            (201,307)            2,232           (46,821)
        Materials, supplies, fuel and other current assets               (3,513)           (4,003)           (2,954)
        Accounts payable                                                165,394             6,268            41,465
        Accrued liabilities                                              18,678             4,013             2,244
        Other, net                                                        2,444             5,284               (60)
                                                                     ----------         ---------          --------
                                                                         74,472            73,743            54,730
                                                                     ----------         ---------          --------
Investing activities:
    Property additions                                                 (134,855)         (102,290)          (25,265)
    Increase in investments                                             (13,646)          (52,319)           (1,960)
    Payment for acquisition of net assets, net of cash acquired         (28,688)                -                 -
    Proceeds from sales of assets                                         5,500             3,463                 -
    Available-for-sale securities purchased                                   -            (7,870)          (22,361)
    Available-for-sale securities sold                                    4,660            22,959            13,655
                                                                     ----------        ----------         ---------
                                                                       (167,029)         (136,057)          (35,931)
                                                                     ----------        ----------         ---------
Financing activities:
    Dividends paid                                                      (23,527)          (22,602)          (21,737)
    Treasury stock purchased                                             (1,037)           (4,949)           (3,081)
    Common stock issued                                                   3,852               424               273
    Increase in short-term borrowings                                    73,848            92,489             5,067
    Long-term debt - issuance                                            60,082                 -                 -
    Long-term debt - repayments                                          (1,330)           (1,330)           (1,331)
    Subsidiary distributions to minority interests                      (10,900)                -                 -
                                                                      ----------       ----------         ---------
                                                                        100,988            64,032           (20,809)
                                                                      ----------       ----------         ---------

      Increase (decrease) in cash and cash equivalents                    8,431             1,718            (2,010)

Cash and cash equivalents:
    Beginning of year                                                    16,482            14,764            16,774
                                                                      ----------         ---------         ---------
    End of year                                                       $  24,913          $ 16,482          $ 14,764
                                                                      ==========         =========         =========

Supplemental disclosure of cash flow information:

    Cash paid during the period for-
      Interest                                                          $31,309           $18,819           $14,742
      Income taxes                                                      $18,518           $13,173           $13,135

Non-cash net assets acquired through issuance of common
and preferred stock (Note 14)                                           $34,493           $     -           $     -

Non-cash exchange of treasury stock and preferred stock
for common stock (Note 1)                                               $13,067           $     -           $     -

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                       (formerly Black Hills Corporation)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

                                                                                                               Accumulated
                                       Common Stock        Additional                    Treasury Stock           Other
                                   ----------------------    Paid-In       Retained     ------------------    Comprehensive
                                    Shares      Amount       Capital       Earnings     Shares     Amount     Income (loss)  Total
                                    ------      ------       -------       --------     ------     ------     -------------  -----
                                                                               (in thousands)
Balance at
December 31, 1997                    21,705    $ 21,705     $   39,995     $  143,703          -   $      -     $      -   $205,403
                                   --------    --------     ----------     ----------   --------- ----------   ----------  --------
Comprehensive Income:
   Net income                             -           -              -         25,808          -          -            -     25,808
                                   --------    --------     ----------     ----------   --------- ----------   ----------  --------
                                          -           -              -         25,808          -          -            -     25,808

Dividends on common stock                 -           -              -        (21,737)         -          -            -    (21,737)
Issuance of common stock                 14          14            259              -          -          -            -        273
Treasury stock acquired, net              -           -              -              -       (141)    (3,081)           -     (3,081)
                                   --------    --------     ----------     ----------   --------  ---------    ----------  --------

Balance at
December 31, 1998                    21,719      21,719         40,254        147,774       (141)    (3,081)           -   $206,666
                                   --------    --------     ----------     ----------   --------  ---------    ----------  --------
Comprehensive Income:
   Net income                             -           -              -         37,067          -          -             -    37,067
                                   --------    --------     ----------     ----------   --------  ---------    ----------  --------
                                          -           -              -         37,067          -          -             -    37,067

Dividends on common stock                 -           -              -        (22,602)         -          -             -   (22,602)
Issuance of common stock                 20          20            404              -          -          -             -       424
Treasury stock acquired, net              -           -              -              -       (227)    (4,949)            -    (4,949)
                                   --------    --------     ----------     ----------   --------  ---------    ----------  --------


Balance at
December 31, 1999                    21,739      21,739         40,658        162,239       (368)    (8,030)            -  $216,606
                                   --------    --------     ----------     ----------   --------  ---------    ----------  --------
Comprehensive Income:
   Net income                             -           -              -         52,848          -          -             -    52,848
   Unrealized loss on available
   for sale securities                    -           -              -              -          -          -          (813)     (813)
                                   --------    --------     ----------     -----------  --------  ---------    ----------  --------
                                          -           -              -         52,848          -          -          (813)   52,035

Dividends on preferred stock              -           -              -            (78)         -          -             -       (78)
Dividends on common stock                 -           -              -        (23,527)         -          -             -   (23,527)
Issuance of common stock                140         140          4,428              -          -          -             -     4,568
Issuance of common stock
  for acquisition                     1,537       1,537         32,240              -          -          -             -    33,777
Treasury stock acquired, net              -           -              -              -        368      8,030             -     8,030
                                   --------    --------     ----------     -----------  --------  ---------    ----------  --------

Balance at
December 31, 2000                    23,416    $ 23,416     $   77,326     $   191,482         -  $       -    $     (813) $291,411
                                     ======    ========     ==========     ===========  ========  =========    ==========  ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

(1)   BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc. and its subsidiaries (the Company) operate in three primary operating groups: regulated electric utility, non-regulated independent energy and communications. Black Hills Power operates the public utility operations. The Company operates its independent energy businesses through its direct and indirect subsidiaries: Wyodak Resources related to coal, Black Hills Exploration and Production related to oil and natural gas, Enserco Energy, Black Hills Energy Resources and Black Hills Coal Network related to fuel marketing of natural gas, oil and coal, respectively, and Black Hills Energy Capital and its subsidiaries and Black Hills Generation related to independent power activities, all consolidated for reporting purposes as Black Hills Energy Ventures; and operates its communications operations through its indirect subsidiaries Black Hills Fiber Systems, Black Hills FiberCom and Daksoft. For further descriptions of the Company's business segments see Note 13.

During 2000, the Company became a wholly-owned subsidiary of Black Hills Corporation (formerly Black Hills Holding Corporation) through a "plan of exchange" between the Company and Black Hills Corporation. The "plan of exchange" provided that each share of the Company's common stock would be exchanged for one share of common stock of the holding company. As a result:

o all common shareholders of Black Hills Power, Inc. (formerly Black Hills Corporation) became shareholders of Black Hills Corporation (formerly Black Hills Holding Corporation), the holding company;

o Black Hills Power, Inc. became a wholly-owned subsidiary of Black Hills Corporation;

o The debt securities and other financial obligations of Black Hills Power, Inc. continue to be obligations of Black Hills Power, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Generally, the Company uses equity accounting for investments of which it owns between 20 and 50 percent and investments in partnerships under 20 percent if the Company exercises significant influence.

All significant intercompany balances and transactions have been eliminated in consolidation except for revenues and expenses associated with intercompany coal sales in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Total intercompany coal sales not eliminated were $9.7 million, $7.7 million and $10.3 million in 2000, 1999 and 1998, respectively.

The Company owns 51 percent of the voting securities of Black Hills FiberCom, LLC (FiberCom). During 2000 FiberCom's operating losses reduced its members' equity below zero. At that point the Company began to recognize 100 percent of FiberCom's operating losses and will continue to do so until such time as additional equity investments are made by third parties or future net income restores members' equity to a positive amount.

As noted in Note 14, Black Hills Energy Capital made several acquisitions during 2000. The Company's consolidated statements of income include operating activity of these companies beginning with their acquisition date.

The Company uses the proportionate consolidation method to account for its working interests in oil and gas properties.

Minority Interest in Subsidiaries

Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the amount of the underlying net assets of various consolidated subsidiaries attributable to the minority shareholders.

Regulatory Accounting

The Company's regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC). These accounting policies differ in some respects from those used by the Company's non-regulated businesses.

The Company's electric operations follow the provisions of SFAS No. 71, and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating its electric operations. As a result of the Company's 1995 rate case settlement, a 50-year depreciable life for Neil Simpson II is used for financial reporting purposes. If the Company were not following SFAS 71, a 35 to 40 year life would be more appropriate, which would increase depreciation expense by approximately $0.6 million per year. If rate recovery of generation-related costs becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to the Company's regulated generation operations. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that could restrict the Company's ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Available-for-sale Securities

The Company has investments in marketable securities that are classified as available-for-sale securities and are carried at fair value in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The unrealized gain or loss resulting from the difference between the securities' fair value and cost basis is included as a component of accumulated other comprehensive income in common stockholders' equity.

Inventory

Materials, supplies and fuel are stated at the lower of cost or market on a first-in, first-out basis.

Property, Plant and Equipment

The components of property, plant and equipment are as follows, at December 31:

                                            2000                     1999
                                                   (in thousands)

         Independent energy             $  430,979                $ 125,371
         Electric utility                  530,529                  523,461
         Communications                    110,486                   50,621
         Other                                 135                      591
                                        ----------                ---------
                                        $1,072,129                $ 700,044
                                        ==========                =========

Additions to property, plant and equipment are recorded at cost when placed in service. Included in the cost of regulated construction projects is an allowance for funds used during construction (AFUDC) which represents the approximate composite cost of borrowed funds and a return on capital used to finance the project. The AFUDC was computed at an annual composite rate of 9.7, 8.3 and 10.1 percent during 2000, 1999 and 1998, respectively. In addition, the Company capitalizes interest, when applicable, on certain non-regulated construction projects. The amount of AFUDC and interest capitalized was $2.0 million, $1.2 million and $0.2 million in 2000, 1999 and 1998, respectively. The cost of regulated electric property, plant and equipment retired, or otherwise disposed of in the ordinary course of business, together with removal cost less salvage, is charged to accumulated depreciation. Retirement or disposal of all other assets, except for oil and gas properties as described below, result in gains or losses recognized as a component of income. Repairs and maintenance of property are charged to operations as incurred.

Depreciation provisions for regulated electric property, plant and equipment is computed on a straight-line basis using an annual composite rate of 2.8 percent in 2000, 3.1 percent in 1999 and 3.0 percent in 1998. Non-regulated property, plant and equipment is depreciated on a straight-line basis using estimated useful lives ranging from 3 to 39 years. Depletion of coal, oil and gas properties is computed using the cost method.

The Company periodically evaluates assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," which requires that such assets be probable of future recovery at each balance sheet date. As of December 31, 2000 and 1999, no significant write-downs were required.

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and is being amortized on a straight-line basis over the estimated useful lives of such assets, which range from 8 to 25 years. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives. Amortization expense was $3.1 million, $2.7 million and $0.7 million in 2000, 1999 and 1998, respectively. Accumulated amortization was $6.7 million, $3.6 million and $0.9 million at December 31, 2000, 1999 and 1998, respectively.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial and tax basis of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. To the extent such income taxes are recoverable or payable through future rates, regulatory assets and liabilities have been recorded in the accompanying consolidated balance sheets.

Deferred  taxes  are  provided  on  all   significant   temporary   differences,
principally depreciation and depletion. Investment tax credits have been deferred in the electric operation and the accumulated balance is amortized as a reduction of income tax expense over the useful lives of the related electric property which gave rise to the credits.

Revenue Recognition

Generally, revenue is recognized at the time products and services are delivered. Fuel marketing businesses also use the mark-to-market method of accounting. Under that method all energy trading activities are recorded at fair value as of the balance sheet date and net gains or losses resulting from the revaluation of these contracts to fair value are recognized currently in the results of operations. In the fourth quarter of 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 did not have a material impact on the financial statements.

Oil and Gas Operations

The Company accounts for its oil and gas activities under the full cost method. Under the full cost method, all productive and nonproductive costs related to acquisition, exploration and development drilling activities are capitalized. These costs are amortized using a unit-of-production method based on volumes produced and proved reserves. Any conveyances of properties, including gains or losses on abandonments of properties, are treated as adjustments to the cost of the properties with no gain or loss recognized. Under the full cost method, net capitalized costs may not exceed the present value of proved reserves.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Reclassifications

Certain 1999 and 1998 amounts in the financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the Company's common stockholder's equity or results of operations, as previously reported.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133 allows special hedge accounting for fair value and cash flow hedges. The Statement provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

SFAS 133 requires that on date of initial adoption, an entity shall recognize all freestanding derivative instruments in the balance sheet as either assets or liabilities and measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment. The transition adjustment resulting from adopting this Statement shall be reported in net income or other comprehensive income, as appropriate, as the effect of a change in accounting principle in accordance with paragraph 20 of Accounting Principles Board Opinion No. 20 (APB 20), "Accounting Changes."

Upon adoption of SFAS 133, most of the Company's energy trading activities previously accounted for under Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10) will fall under the purview of SFAS 133. The effect from this adoption on the energy trading companies and energy trading activities will not be material because, unless otherwise noted, the trading companies will not designate their energy trading activities as hedge instruments. This "no hedge" designation will result in these derivatives being measured at fair value and gains and losses recognized currently in earnings. This treatment under SFAS 133 will be comparable to the accounting under EITF 98-10.

At December 31, 2000, the Company had certain non-trading energy contracts documented as cash flow hedges. These contracts are defined as derivatives under SFAS 133 and meet the requirements for cash flow hedges. Because these non-trading energy contracts were documented as hedges prior to adoption, the transition adjustment will be reported in accumulated other comprehensive income. The aggregated entry for the derivatives identified as energy cash flow hedges will increase derivative assets by $1.4 million, increase the derivative liabilities by $4.0 million and decrease accumulated other comprehensive income by $2.6 million.

At December 31, 2000, the Company had interest rate swaps documented as cash flow hedges. These contracts are defined as derivatives under SFAS 133 and meet the requirements for cash flow hedges. Because these contracts were documented as hedges prior to adoption, the transition adjustment will be reported in accumulated other comprehensive income. The interest rate swap transactions have a notional amount of $127.4 million and the associated transition adjustments will increase derivative liabilities by $7.5 million and decrease accumulated other comprehensive income by $7.5 million.

(2)  PRICE RISK MANAGEMENT

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

Effective January 1, 1999, the Company adopted the provisions of EITF 98-10, pursuant to the implementation requirements stated therein. The resulting effect of adoption of the provisions of EITF 98-10 was to alter the Company's comprehensive method of accounting for energy-related contracts, as defined in that Statement.

The Company accounts for all energy trading activities at fair value as of the balance sheet date and recognizes currently the net gains or losses resulting from the revaluation of these contracts to fair value in its results of operations. As a result, substantially all of the energy trading activities of the Company's gas marketing, crude oil marketing, and coal marketing operations are accounted for under fair value accounting methodology as prescribed in EITF 98-10.

The Company, through its independent energy business group, utilizes financial instruments for its fuel marketing services. These financial instruments include fixed-for-float swap financial instruments, basis swap financial instruments and costless collars traded in the over-the-counter financial markets.

These derivatives are not held for speculative purposes but rather serve to hedge the Company's exposure related to commodity purchases or sales commitments. Under EITF 98-10, these transactions qualify as energy trading activities that must be accounted for at fair value. As such, realized and unrealized gains and losses are recorded as a component of income. Because the Company does not as a policy permit speculation with "open" positions, substantially all of its trading activities are back-to-back positions where a commitment to buy/(sell) a commodity is matched with a committed sale/(buy) or financial instrument.

The quantities and maximum terms of derivative financial instruments held for trading purposes at December 31, 2000 and 1999 are as follows:

                                                                                                              Max. Term
December 31, 2000                                                            Volume Covered                      (Years)
-----------------                                                            --------------                      -------
(MMBtus)
Natural gas basis swaps purchased                                               25,577,894                          2
Natural gas basis swaps sold                                                    26,059,621                          2
Natural gas fixed-for-float swaps purchased                                      6,476,222                          1
Natural gas fixed-for-float swaps sold                                           7,360,560                          1

(Tons)
Coal tons sold                                                                     988,000                          1
Coal tons purchased                                                                896,000                          1

                                                                                                                Max. Term
December 31, 1999                                                            Volume Covered                      (Years)
-----------------                                                            --------------                      -------
(MMBtus)
Natural gas futures contracts purchased                                            860,000                          1
Natural gas basis swaps purchased                                               17,741,500                          4
Natural gas basis  swaps sold                                                   18,390,517                          4
Natural gas fixed-for-float swaps purchased                                      9,490,486                          1
Natural gas fixed-for-float swaps sold                                          10,994,521                          1
Natural gas collar transactions; puts purchased, calls sold                        408,500                          1
Natural gas collar transactions; calls purchased, puts sold                        318,500                          1


As required under EITF 98-10, energy trading activities were marked to fair value on December 31, 2000, and the gains and losses recognized in earnings. The entries for the accompanying consolidated balance sheet and income statement are as follows (in thousands):

Instrument                                               Asset                    Liability                   Gain (loss)
----------                                               -----                    ---------                   ----------
Natural gas basis swaps                                 $13,391                    $23,963                     $(10,572)

Natural gas fixed-for-float swaps                        24,617                     27,110                       (2,493)

Natural gas physical                                     23,391                      9,427                       13,964

Coal transactions                                         5,370                      4,460                          910

Crude oil transactions                                    1,523                      1,000                          523
                                                        -------                    -------                     --------

  Totals                                                $68,292                    $65,960                     $  2,332
                                                        =======                    =======                     ========

There were no significant differences between the fair values of derivative assets and liabilities at December 31, 1999.

Non-trading Energy Activities

To reduce risk from fluctuations in the price of oil and natural gas, the Company enters into swaps and costless collar transactions. The transactions are used to hedge price risk from sales of the Company's forecasted crude oil and natural gas production. For such transactions, the Company utilizes hedge accounting.

At December 31, 2000, the Company had fixed-for-float swaps for 17,000 barrels per month for the year 2001 to hedge its crude oil price risk with a fair value that approximates cost. The Company had fixed-for-float swaps for 10,000 barrels per month for the year 2002 to hedge its crude oil price risk with a fair value of $0.4 million. The Company also had costless collars (purchased puts - sold calls) for 10,000 barrels per month for 2001 with a fair value of $0.3 million. The Company hedged its forecasted 2001 natural gas production with fixed-for-float swaps. The Company had fixed-for-float swaps for 1,581,000 MMBtus with a fair value of $(3.4) million. These amounts are not reflected in the Company's December 31, 2000 consolidated balance sheet, but will be recorded as part of the adoption of SFAS 133 on January 1, 2001.

Financing Activities

To reduce risk from fluctuations in interest rates, the Company enters into interest rate swap transactions. These transactions are used to hedge interest rate risk for variable rate debt financing. For such transactions, the Company utilizes hedge accounting. At December 31, 2000, the Company had interest rate swaps with a notional amount of $127.4 million, having a maximum term of six years and a fair value of $(7.5) million.

At  December  31,  2000,  the  Company  had  $162.2   million  of   outstanding,
floating-rate debt of which $34.8 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

Credit Risk

In addition to the risk associated with price movements, credit risk is also inherent in the Company's risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While the Company has not experienced significant losses due to the credit risk associated with these arrangements, the Company has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract.

(3)  INVESTMENTS IN ASSOCIATED COMPANIES

Included in Investments on the Consolidated Balance Sheets are the following investments that have been recorded on the equity method of accounting:

o A 33.33 percent interest in Millennium Pipeline Company, L.P., a Texas limited partnership which owns and operates an oil pipeline in the Gulf Coast region of Texas. The Company has a carrying amount in the investment of $6.9 million and $4.8 million as of December 31, 2000 and 1999, respectively. The partnership had assets of $22.0 million and $15.7 million, liabilities of $1.0 million and $1.6 million, and net income
     (loss) of $2.8 million and $(0.2) million as of, and for the years ended December 31, 2000 and 1999, respectively.

o As part of the Indeck Capital, Inc. acquisition, the Company acquired a 5 percent, 6 percent and 5 percent interest in Energy Investors Fund, L.P., Energy Investors Fund II, L.P., and Project Finance Fund III, L.P., respectively, which in turn have investments in numerous electric generating facilities in the United States and elsewhere. The Company has a carrying amount in the investment of $8.4 million at December 31, 2000. As of, and for the year ended December 31, 2000, the funds had assets of $186.8 million, liabilities of $16.0 million and net income of $27.1 million.

o As part of the Indeck Capital acquisition, the Company acquired a 50 percent financial interest in two natural gas-fired cogeneration facilities located in Rupert and Glenns Ferry, Idaho. At December 31, 2000 the Company's carrying amount in the investment is $4.1 million which includes $0.5 million that represents the cost of the investment over the value of the underlying net assets of the projects. This excess is being amortized over 19 years. As of, and for the year ended December 31, 2000, these projects had assets of $26.0 million, liabilities of $18.7 million and net income of $0.9 million.

o As part of the Indeck Capital acquisition, the Company directly and indirectly acquired approximately 32 percent of Harbor Cogeneration Company, which in turn owns an 80 megawatt cogeneration facility located near the City of Long Beach in Los Angeles County, California. At December 31, 2000 the Company's carrying amount in the investment is $42.2 million, which includes $13.7 million that represents the cost of the investment over the value of the underlying net assets of Harbor. This excess is being amortized over 15 years. As of, and for the year ended December 31, 2000, Harbor had assets of $41.7 million, liabilities of $0.8 million and net income of $28.8 million.

(4)  COMMON STOCK

During 2000, the Company became a wholly-owned subsidiary of Black Hills Corporation. See Note 1 - Business Description. Black Hills Corporation assumed all of the Company's stock option, employee stock purchase and dividend reinvestment and stock purchase plans.

(5)  PREFERRED STOCK

During 2000, the Company issued 4,000 preferred shares in the Indeck Capital acquisition. The preferred shares issued were non-voting, cumulative, no par shares with a dividend rate equal to 1 percent per annum per share, computed on the basis of $1,000 per share plus an amount equal to any dividend declared payable with respect to the common stock, multiplied by the number of shares of common stock into which each share of preferred stock is convertible.

In the "plan of exchange" with Black Hills Corporation, the preferred stock held by the Indeck shareholders was exchanged for preferred stock of the holding company and the Company converted all of its preferred stock held by the holding company into shares of common stock.

(6)  LONG-TERM DEBT

Long-term debt outstanding at December 31 is as follows (in thousands):

                                                                                     2000                      1999
                                                                                     ----                      ----
First mortgage bonds:
     6.50% due 2002                                                                $  15,000                 $ 15,000
     9.00% due 2003                                                                    3,215                    4,255
     8.06% due 2010                                                                   30,000                   30,000
     9.49% due 2018                                                                    5,130                    5,420
     9.35% due 2021                                                                   35,000                   35,000
     8.30% due 2024                                                                   45,000                   45,000
                                                                                   ---------                 --------
                                                                                     133,345                  134,675
                                                                                   ---------                 --------

Other long-term debt:
     Pollution control revenue bonds at 6.7% due 2010                                 12,300                   12,300
     Pollution control revenue bonds at 7.5% due 2024                                 12,200                   12,200
     Other                                                                             3,911                    2,855
                                                                                   ---------                 --------
                                                                                      28,411                   27,355
                                                                                   ---------                 --------

Project financing debt:
     Floating-rate term loans at a weighted average rate of 8.05%
       at December 31, 2000 due 2009 through 2010 (a)                                159,296                        -
                                                                                   ---------                ---------
Total long-term debt                                                                 321,052                  162,030
Less current maturities                                                              (13,960)                  (1,330)
                                                                                   ---------                ---------
Net long-term debt                                                                 $ 307,092                 $160,700
                                                                                   =========                =========

---------------
(a) Approximately 80 percent of the December 31, 2000 balance has been hedged with an interest rate swap moving the floating rates to fixed rates with a weighted average interest rate of 7.69 percent (see Note 2-Price Risk Management).

Substantially all of the Company's utility property is subject to the lien of the indenture securing its first mortgage bonds. First mortgage bonds of the Company may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures.

Project financing debt is non-recourse debt collateralized by a mortgage on each respective project's land and facilities, leases and rights, including rights to receive payments under long-term purchase power contracts.

Certain debt instruments of the Company and its subsidiaries contain restrictive covenants, all of which the Company and its subsidiaries are in compliance with at December 31, 2000.

Scheduled maturities for the next five years are: $14.0 million in 2001, $30.0 million in 2002, $16.0 million in 2003, $16.4 million in 2004, and $17.6 million in 2005.

(7)     NOTES PAYABLE

The Company had committed lines of credit with various banks of $290.0 million at December 31, 2000 and $115.0 million at December 31, 1999, which were available to support bank borrowings or to provide for letters of credit. There were $211.0 million of borrowings and $20.6 million of letters of credit issued under these lines of credit at December 31, 2000, and there were $96.6 million of borrowings and no letters of credit issued at December 31, 1999. The Company has no compensating balance requirements associated with these lines of credit. The lines of credit are subject to periodic review and renewal during the year by the banks.

In addition to the above lines of credit, Enserco Energy, Inc. has a $90.0 million uncommitted, discretionary line of credit to provide support for the purchases of natural gas. The Company and its subsidiaries provide no guarantee to the lender. At December 31, 2000 and 1999, there were outstanding letters of credit issued under the facility of $69.8 million and $19.9 million respectively, with no borrowing balances on the facility.

In addition to the above lines of credit, Black Hills Energy Resources, Inc. has a $25.0 million uncommitted, discretionary credit facility. The transactional line of credit provides credit support for the purchases of crude oil of Black Hills Energy Resources. The Company and its subsidiaries provide no guarantee to the lender. At December 31, 2000 and 1999, Black Hills Energy Resources, Inc. had letters of credit outstanding of $8.5 million and $13.2 million, respectively and no balance outstanding on the overdraft line.

Our credit facilities contain restrictive covenants and include commitment fees ranging from .125 percent to .375 percent; our credit facilities with ABN AMRO Bank, NV also include utilization fees of .75 percent on the amount by which facility loans exceed 50 percent of the total facility commitment. The Company and its subsidiaries had complied with all the covenants at December 31, 2000.

Interest rates under the facility borrowings vary and are based, at the option of the Company at the time of the loan origination, on either (i) a prime based borrowing rate varying from prime rate (9.5 percent at December 31, 2000) to prime rate plus 1.5 percent, or (ii) on the London Interbank Offered Rate (LIBOR) (6.5 percent for a one-month LIBOR at December 31, 2000) based borrowings rates varying from LIBOR plus .625 percent to LIBOR plus 1.375 percent.

(8)     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Available-for-sale Securities

The fair value of the Company's investments equals the quoted market price when available and a quoted market price for similar securities if a quoted market price is not available. The Company has classified all of its marketable securities as available-for-sale as of December 31, 2000 and 1999. An unrealized loss on the Company's investments of $0.8 million was recorded as of December 31, 2000. At December 31, 1999 fair value approximated cost.

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

The estimated fair values of the Company's financial instruments are as follows:

                                                           2000
                                                           ----
                                                      (in thousands)
                                          Carrying Amount           Fair Value
                                          ---------------           ----------

      Cash and cash equivalents               $ 24,913               $ 24,913
      Securities available-for-sale              2,113                  2,113
      Long-term debt                           321,052                337,446
                                                            1999
                                                            ----
                                                       (in thousands)
                                          Carrying Amount           Fair Value
                                          ---------------           ----------
      Cash and cash equivalents                $ 16,482              $ 16,482
      Securities available-for-sale               7,586                 7,586
      Long-term debt                            162,030               165,958

(9)     WYODAK PLANT

The Company owns a 20 percent interest and Pacific Power owns an 80 percent interest in the Wyodak plant (Plant), a 330 megawatt coal-fired electric generating station located in Campbell County, Wyoming. Pacific Power is the operator of the Plant. The Company receives 20 percent of the Plant's capacity and is committed to pay 20 percent of its additions, replacements and operating and maintenance expenses. As of December 31, 2000, the Company's investment in the Plant included $71.8 million in electric plant and $22.4 million in accumulated depreciation. The Company's share of direct expenses of the Plant was $5.6 million, $4.9 million and $5.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in the corresponding categories of operating expenses in the accompanying consolidated statements of income. Wyodak Resources supplies coal to the Plant under an agreement expiring in 2013 with a Pacific Power option to renew the agreement for an additional 10 years. This coal supply agreement is collateralized by a mortgage on and a security interest in some of Wyodak Resources' coal reserves. At December 31, 2000, approximately 17,966,000 tons of coal were covered under this agreement. Wyodak Resources' sales to the Plant were $23.2 million, $24.9 million and $23.2 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

(10)    COMMITMENTS AND CONTINGENCIES

Pacific Power's Power Sales Agreement

In 1983, the Company entered into a 40 year power agreement with Pacific Power providing for the purchase by the Company of 75 megawatts of electric capacity and energy from Pacific Power's system. An amended agreement signed in October 1997 reduces the contract capacity by 25 megawatts (5 megawatts per year starting in 2000). The price paid for the capacity and energy is based on the operating costs of one of Pacific Power's coal-fired electric generating plants. Costs incurred under this agreement were $14.6 million, $17.8 million and $17.5 million in 2000, 1999 and 1998, respectively.

Reclamation

Under its mining permit, Wyodak Resources is required to reclaim all land where it has mined coal reserves. The cost of reclaiming the land is accrued as the coal is mined. While the reclamation process takes place on a continual basis, much of the reclamation occurs over an extended period after the area is mined. Approximately $0.7 million is charged to operations as reclamation expense annually. As of December 31, 2000, accrued reclamation costs were approximately $17.7 million.

Legal Proceedings

On August 14, 2000, Wyodak Resources Development Corp. ("Wyodak") initiated an action against PacifiCorp as it concerns the Further Restated and Amended Coal Supply Agreement, dated as of May 5, 1987 ("Coal Supply Agreement"). The action has been filed in the United States District Court for the District of Wyoming as Case No. 00CV155-B. Wyodak alleges that PacifiCorp has failed and refused to make complete payment to Wyodak for coal sold under the Coal Supply Agreement, and there was at that time approximately $5.0 million outstanding and allegedly due Wyodak from PacifiCorp. Wyodak alleged that PacifiCorp's actions constitute a breach of contract and asked for the appropriate monetary relief.

On August 31, 2000, PacifiCorp answered the Wyodak Complaint and additionally brought a counterclaim against Wyodak and Black Hills Corporation. In its action, PacifiCorp alleged that as a result of Wyodak's actions as it concerns its billings under the Coal Supply Agreement, PacifiCorp was entitled to cancel and terminate the Coal Supply Agreement and Coal Handling Agreement, as well as the recovery of damages. PacifiCorp alleged that Wyodak had not properly adjusted upward and downward the components which make up the coal price under the Coal Supply Agreement, and as a result PacifiCorp had been overbilled appproximately $35.0 million to $40.0 million and that Wyodak continued to overcharge PacifiCorp under the Coal Supply Agreement and the Coal Handling
Agreement. PacifiCorp further alleged that the overcharges would result in additional overcharges of approximately $150.0 million through the balance of the term of the Coal Supply Agreement, which expires in June of 2013. In its action, PacifiCorp sought not only to cancel and terminate the contract but also to discharge and excuse any further obligation under the same, as well as recovery of damages as set forth above.

Management is of the opinion that Wyodak has properly billed PacifiCorp under the terms of the Coal Supply Agreement and Coal Handling Agreement and PacifiCorp's withholding of payment constitutes a breach of contract on their part. Although it is impossible to predict whether or not Black Hills Corporation and Wyodak will ultimately be successful in defending the claim or, if not, what the impact might be, management believes that the disposition of this matter will not have a material adverse effect on the Company's consolidated results of operations.

In addition, the Company is subject to various legal proceedings and claims which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the consolidated financial position or results of operations of the Company.

(11)    EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Plans

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of Black Hills Power, Wyodak Resources Development Corp., Black Hills Exploration and Production and Daksoft who meet certain eligibility requirements. The benefits are based on years of service and compensation levels during the highest five consecutive years of the last ten years of service. The Company's funding policy is in accordance with the federal government's funding requirements. The Plan's assets are held in trust and consist primarily of equity securities and cash equivalents.

Net pension income for the Plan was as follows:

                                                                   2000                    1999                    1998
                                                                   ----                    ----                    ----
                                                                                     (in thousands)

Service cost                                                     $    967              $   1,174                $    895
Interest cost                                                       2,885                  2,598                   2,406
Estimated return on assets                                         (5,257)                (4,162)                 (4,146)
Amortization of transition amount                                     (90)                   (90)                    (90)
Amortization of prior service cost                                    231                     89                      89
Recognized net actuarial gain                                        (537)                     -                    (272)
                                                                 --------              ---------                --------
Net pension income                                               $ (1,801)             $    (391)                $(1,118)
                                                                 ========              =========                ========

Actuarial assumptions:
   Discount rate                                                     7.5%                  6.75%                    7.5%
   Expected long-term rate of return on assets                      10.5%                 10.5%                    10.5%
   Rate of increase in compensation levels                           5.0%                  5.0%                     5.0%


A reconciliation of the beginning and ending balances of the projected benefit obligation is as follows:

                                                                        2000                        1999
                                                                        ----                        ----
                                                                                  (in thousands)
              Beginning projected benefit obligation                   $39,615                    $39,490
                                                                       -------                    -------
              Service cost                                                 967                      1,174
              Interest cost                                              2,885                      2,598
              Actuarial losses                                             (48)                    (3,590)
              Benefits paid                                             (2,105)                    (1,903)
              Plan amendments                                                -                      1,846
                                                                       -------                    -------
              Net increase                                               1,699                        125
                                                                       -------                    -------
              Ending projected benefit obligation                      $41,314                    $39,615
                                                                       =======                    =======

A reconciliation of the fair value of plan assets as of October 1 of each year is as follows:

                                                                        2000                        1999
                                                                        ----                        ----
                                                                                  (in thousands)
              Beginning market value of plan assets                    $51,212                    $40,638
              Benefits paid                                             (2,105)                    (1,903)
              Investment income                                          7,453                     12,477
                                                                     ---------                   --------
              Ending market value of plan assets                       $56,560                    $51,212
                                                                       =======                    =======

Funding information for the Plan as of October 1 each year was as follows:

                                                                        2000                        1999
                                                                        ----                        ----
                                                                                  (in thousands)
              Fair value of plan assets                                $56,560                    $51,212
              Projected benefit obligation                             (41,314)                   (39,615)
                                                                       -------                    -------
              Funded status                                             15,246                     11,597

              Unrecognized:
                 Net gain                                              (13,812)                   (12,105)
                 Prior service cost                                      2,054                      2,285
                 Transition asset                                            -                        (90)
                                                                       -------                    -------
              Prepaid pension cost                                     $ 3,488                    $ 1,687
                                                                       =======                    =======

              Accumulated benefit obligation                           $33,374                    $31,914
                                                                       =======                    =======

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The plans are nonqualified defined benefit plans. Expenses recognized under the plans were $0.5 million, $0.4 million and $0.4 million in 2000, 1999 and 1998, respectively.

Employees who are participants in the Plan and who retire from the Company on or after attaining age 55 after completing at least five years of service to the Company are entitled to postretirement healthcare benefits coverage. These benefits are subject to premiums, deductibles, copayment provisions and other limitations. The Company may amend or change the plan periodically. The Company is not pre-funding its retiree medical plan.

The net periodic postretirement cost was as follows:

                                                             2000                       1999                      1998
                                                             ----                       ----                      ----
                                                                                   (in thousands)
Service cost                                                   $282                      $225                      $135
Interest cost                                                   523                       362                       290
Amortization of transition obligation                           150                       150                       150
(Gain)/loss                                                      68                         1                       (42)
                                                             ------                      ----                      ----
                                                             $1,023                      $738                      $533
                                                             ======                      ====                      ====

Funding information as of October 1 was as follows:

                                                                                  2000                          1999
                                                                                  ----                          ----
                                                                                            (in thousands)
Accumulated postretirement benefit obligation:
     Retirees                                                                    $2,478                          $2,608
     Fully eligible active participants                                           1,203                           1,195
     Other active participants                                                    3,172                           3,278
                                                                                -------                         -------
Unfunded accumulated postretirement benefit obligation                            6,853                           7,081
Unrecognized net loss                                                            (1,001)                         (1,667)
Unrecognized transition obligation                                               (1,797)                         (1,947)
                                                                                -------                         -------
Accrued postretirement cost                                                      $4,055                          $3,467
                                                                                 ======                          ======

For measurement purposes, an 8.5 percent annual rate of increase in healthcare benefits was assumed for 2000; the rate was assumed to decrease gradually to 6 percent in 2005 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the healthcare cost trend assumption would increase the service and interest cost $0.2 million or 21.8 percent and the net periodic postretirement cost $0.2 million or 24.1 percent. A one percent decrease would reduce the service and interest cost by $0.1 million or 16.9 percent and decrease the net periodic postretirement cost $0.2 million or 18.6 percent. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent.

Defined Contribution Plan

The Company also sponsors a 401(k) savings plan for eligible employees. Participants elect to invest up to 20 percent of their eligible compensation on a pre-tax basis. Effective January 1, 2000 (May 1, 2000 for employees covered by the collective bargaining agreement), the Company provides a matching contribution of 100 percent of the employee's tax-deferred contribution up to a maximum 3 percent of the employee's eligible compensation. Matching contributions vest at 20 percent per year and are fully vested when the participant has 5 years of service with the Company. The Company's matching contributions totaled $0.6 million for 2000.

(12)     INCOME TAXES

Income tax expense for the years indicated was:

                                                                           2000                 1999                  1998
                                                                           ----                 ----                  ----
                                                                                           (in thousands)
         Current                                                         $28,421               $13,498              $14,243
         Deferred                                                          2,576                 2,931               (1,886)
         Tax credits, net                                                   (639)                 (640)                (649)
                                                                         -------               -------              -------
                                                                         $30,358               $15,789              $11,708
                                                                         =======               =======              =======

The temporary differences which gave rise to the net deferred tax liability at December 31, 2000 and 1999 were as follows:

                                                                                                                    Net Deferred
                                                                                                                       Income
                                                                                                                      Tax Asset
         December 31, 2000                                                   Assets             Liabilities          (Liability)
                                                                             ------             -----------          -----------
                                                                                           (in thousands)
         Accelerated depreciation and other plant-related
           differences                                                       $ 5,393              $63,559             $(58,166)
         Regulatory asset                                                      1,621                    -                1,621
         Regulatory liability                                                      -                1,447               (1,447)
         Unamortized investment tax credits                                      886                    -                  886
         Mining development and oil exploration                                3,605                8,450               (4,845)
         Employee benefits                                                     3,308                1,347                1,961
         Other                                                                 3,711                6,400               (2,689)
                                                                             -------              -------             --------
                                                                             $18,524              $81,203             $(62,679)
                                                                             =======              =======             ========


                                                                                                                  Net Deferred
                                                                                                                     Income
                                                                                                                   Tax Asset
         December 31, 1999                                                Assets             Liabilities          (Liability)
                                                                          ------             -----------          -----------
                                                                                           (in thousands)
         Accelerated depreciation and other plant-related
           differences                                                    $     -              $48,223             $(48,223)
         Regulatory asset                                                   1,792                    -                1,792
         Regulatory liability                                                   -                1,380               (1,380)
         Unamortized investment tax credits                                 1,058                    -                1,058
         Mining development and oil exploration                             3,605                6,893               (3,288)
         Employee benefits                                                  2,833                  695                2,138
         Other                                                              2,184                1,949                  235
                                                                          -------              -------             --------
                                                                          $11,472              $59,140             $(47,668)
                                                                          =======              =======             ========

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:


                                                                            2000                  1999                 1998
                                                                            ----                  ----                 ----
         Federal statutory rate                                             35.0%                 35.0%                35.0%
         State income tax                                                    1.4                   -                    -
         Amortization of investment tax credits                             (1.0)                 (0.9)                (1.3)
         Tax-exempt interest income                                          -                    (0.5)                (1.1)
         Percentage depletion in excess of cost                             (1.1)                 (1.6)                (1.7)
         Other                                                               2.2                  (2.1)                 0.3
                                                                           -----                 ------               -----
                                                                            36.5%                 29.9%                31.2%
                                                                            ====                  ====                 ====

(13)      BUSINESS SEGMENTS

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. As of December 31, 2000, substantially all of the Company's operations and assets are located within the United States. The Company's operations are conducted through six business segments that include: Electric, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; Independent Energy consisting of: Mining, which engages in the mining and sale of coal from its mine near Gillette, Wyoming; Oil and Gas, which produces, explores and operates oil and gas interests located in the Rocky Mountain region, Texas, California and other states; Fuel Marketing, which markets natural gas, oil, coal and related services to customers in the East Coast, Midwest, Southwest, Rocky Mountain, West Coast and Northwest regions markets; Independent Power, which produces and sells power to wholesale customers; and Communications and Others, which primarily markets communications and software development services.

Segment  information follows the same accounting policies as described in Note 1
- BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Segment information included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income is as follows (in thousands):


ASSETS                                              Independent Energy
                                     --------------------------------------------------
                                                 Oil and       Fuel       Independent    Communications
                          Electric     Mining       Gas       Marketing       Power          & Others      Eliminations    Total
                       ------------- ---------- ----------- ------------ -------------- ----------------- ------------- ------------
At December 31, 2000
Current assets          $ 133,542   $167,820     $ 3,452    $ 330,352     $   25,645    $     13,213       $  (255,016)  $   419,008
Total assets              627,930    251,136      36,396      346,333        375,811         132,722          (440,943)    1,329,385

At December 31, 1999
Current assets          $  93,837   $ 57,427     $ 1,988     $ 84,867     $   52,471    $      9,698       $  (113,931)  $   186,357
Total assets              522,285    136,372      29,381       99,064         52,690          72,711          (244,011)      668,492

At December 31, 1998
Current assets          $  43,760   $ 25,872     $ 1,335     $ 77,402       $      4    $      6,067       $   (13,960)  $   140,480
Total assets              451,404     93,480      26,666       86,300             57          18,441          (116,931)      559,417


                                                   Independent Energy
                                     --------------------------------------------------
Year ended                                       Oil and       Fuel       Independent    Communications
December 31, 2000         Electric     Mining       Gas       Marketing       Power          & Others      Eliminations    Total
                       ------------- ---------- ----------- ------------ -------------- ----------------- ------------- ------------
Electric revenues         $ 173,308  $       -  $        -  $        -     $         -   $        -        $        -     $  173,308
Coal revenues                     -     30,530           -       37,099              -            -                 -         67,629
Gas revenues                      -          -       9,335      871,296              -            -           (14,320)       866,311
Oil revenues                      -          -       7,211      458,575              -            -                 -        465,786
Other operating
 Revenues                         -          -       3,782            -         39,660       11,371            (4,011)        50,802
                         ---------- ---------- ----------- ------------ -------------- ----------------- ------------- -------------
Total operating
 Revenues                 $ 173,308   $ 30,530    $ 20,328   $1,366,970     $   39,660  $     11,371      $   (18,331)   $ 1,623,836
                         ---------- ---------- ----------- ------------ -------------- ----------------- ------------- -------------

Depreciation, depletion
 and amortization         $  14,966     $3,525     $ 4,071   $      644     $    3,646  $      6,012      $         -    $    32,864
Operating income (loss)      68,208      8,794       7,906       23,774         20,374       (14,306)               -        114,750
Interest expense             17,411      8,006         372          535         11,911         6,350          (14,243)        30,342
Income taxes (benefit)       19,469      2,660       2,609        9,323          3,154        (6,857)               -         30,358
Net income (loss)
available for common         37,100      7,173       4,992       14,009          3,241      (12,557)           (1,188)        52,770
Property additions,
investments and
acquisition of net assets    25,257      2,419       9,259           (3)        81,335*      58,922                 -        177,189
*Excludes the non-cash acquisition of Indeck Capital, Inc. as described in Note 14.


                                                    Independent Energy
                                      --------------------------------------------------
Year ended                                        Oil and       Fuel       Independent    Communications
December 31, 1999         Electric     Mining       Gas      Marketing        Power          & Others      Eliminations     Total
                        ------------- ---------- ----------- ------------ -------------- ----------------- ------------- ----------
Electric revenues        $ 133,222    $     -     $      -   $         -       $      -      $     -           $     -    $ 133,222
Coal revenues                    -     31,095            -        39,212              -            -                 -       70,307
Gas revenues                     -          -        5,399       382,809              -            -                 -      388,208
Oil revenues                     -          -        4,676       192,207              -            -                 -      196,883
Other operating
 Revenues                        -          -        2,977             -              -        3,423            (3,145)       3,255
                        ------------- ---------- ----------- ------------ -------------- ----------------- ------------- -----------
Total operating
 Revenues               $ 133,222     $ 31,095   $  13,052   $   614,228       $      -      $ 3,423           $(3,145)   $ 791,875
                        ------------- ---------- ----------- ------------ -------------- ----------------- ------------- -----------

Depreciation, depletion
 and amortization       $  15,552     $ 3,259    $   2,953   $     2,757       $      -      $   546           $     -    $  25,067
Operating income (loss)    52,286      12,606        3,978        (2,248)          (157)      (4,574)                -       61,891
Interest expense           13,830       1,260          568           719            111        1,172            (2,200)      15,460
Income taxes (benefit)     12,446       3,439          968            50            (58)      (1,056)                -       15,789
Net income (loss)
available for common       27,362       9,715        2,462          (185)          (109)      (1,263)             (915)      37,067
Property additions,
investments and
acquisition of net assets  31,911       5,422        9,968         5,947         52,319       49,042                 -      154,609

                                                        Independent Energy
                                     ---------------------------------------------------
Year ended                                      Oil and       Fuel       Independent    Communications
December 31, 1998       Electric     Mining        Gas       Marketing       Power          & Others      Eliminations      Total
                       ------------- ---------- ------------ ------------ -------------- ----------------- ------------- ----------
Electric revenues        $ 129,236    $     -    $      -     $       -     $        -      $     -         $       -     $ 129,236
Coal revenues                    -     31,413           -        12,924              -            -                 -        44,337
Gas revenues                     -          -       4,073       375,136              -            -                 -       379,209
Oil revenues                     -          -       5,131       117,185              -            -                 -       122,316
Other operating
 Revenues                        -          -       3,358           798              -        2,437            (2,437)        4,156
                       ------------- ---------- ------------ ------------ -------------- ----------------- ------------- ----------
Total operating
 Revenues                $ 129,236   $ 31,413    $ 12,562     $ 506,043     $        -      $ 2,437         $  (2,437)    $ 679,254
                        ------------ ---------- ------------ ------------ -------------- ----------------- ------------- ----------

Depreciation, depletion
 and amortization
                        $  14,881    $ 3,252     $ 18,760**   $     690     $        -      $    -          $      -      $  37,583
Operating income
 (loss)                    49,896     12,723      (12,340)**         41              -      (1,087)                -         49,233
Interest income            13,572         10          355           731              -          39                 -         14,707
Income taxes (benefit)     12,612      4,126       (4,689)**       (116)           (64)       (161)                -         11,708
Net income (loss)
available for common       24,825      9,750       (7,976)**       (346)          (118)       (226)             (101)        25,808
Property additions,
investments and
acquisition of net
assets                     11,451      1,406       10,169         2,384              -       1,815                 -         27,225
**Includes the impact of a $13.5 million pre-tax write-down of certain oil and natural gas properties.

(14)      ACQUISITIONS

On July 7, 2000, the Company acquired Indeck Capital, Inc. and merged it into Black Hills Energy Capital, Inc. The new entity owns varying financial interests in 14 operating independent power plants in California, New York, Massachusetts, Colorado and Idaho totaling approximately 350 megawatts.

The acquisition was a stock transaction with the Company issuing 1,536,747 shares of common stock to the shareholders of Indeck priced at $21.98 per share (approximately 7 percent of the Company's common stock after the transaction), along with $4 million in preferred stock, resulting in a purchase price of approximately $37.8 million. Additional consideration, consisting of common and preferred stock, may be paid in the form of an earn-out over a four-year period. The earn-out consideration will be based on the acquired company's earnings during such period and cannot exceed $35.0 million in total. Additional consideration paid out under the earn-out will be recorded as an increase to goodwill.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. Fair values in the allocation include assets acquired of approximately $151.1 million (excluding goodwill) and liabilities assumed of approximately $138.7 million. As of December 31, 2000, the purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $25.4 million, which was recorded as goodwill and is being amortized over 25 years on a straight-line basis.

Prior to the closing of the Indeck Capital transaction, there was no material relationship between its shareholders and the Company or any of its affiliates, any director or officer of the Company or any of their associates, except that the Company through its subsidiaries and Indeck Capital jointly owned Black Hills Colorado, LLC and both parties held interests in Indeck North American
Power Partners, L.P. and Indeck North American Power Fund, L.P. Black Hills Colorado owns 111 megawatts of combustion turbine generating facilities in the Front Range of Colorado.

In  addition,   the  Company  made   several   step-acquisitions   resulting  in
consolidation of $169.5 million of assets and $138.8 million of liabilities. The related transactions are as follows:

o Through various transactions, acquired an additional 27.11 percent interest in Indeck North American Power Fund, L.P. and an additional 46.66 percent interest in Indeck North American Power Partners, L.P., for approximately $13.0 million in cash.

o    Acquired a 39.6  percent  financial  interest in each of Northern  Electric
     Power  Company,   L.P.  and  South  Glens  Falls  Limited  Partnership  for
     approximately $4.2 million in cash.

o Acquired substantially all of the partnership interests in Middle Falls Limited Partnership, Sissonville Limited Partnership and New York State Dam Limited Partnership for approximately $12.9 million in cash.

Operating activities of the above acquired companies have been included in the accompanying consolidated financial statements since their respective acquisition dates. The following unaudited pro forma condensed results of operations presents the effect of the acquisitions as if they had occurred on January 1, 1999. The pro forma financial data is provided for informational purposes only and does not purport to be indicative of the results that would have been obtained if the acquisitions had been effected on January 1, 1999. The pro forma financial information reflects the amortization of the excess purchase price over the fair value of net assets acquired and the income tax effect thereof for the years ended December 31, 2000 and 1999 as follows:

                                            2000                 1999
                                            ----                 ----
                                            (Unaudited, in thousands)

Revenues                                 $1,668,851             $840,891
Operating income                           $139,053              $73,900
Net income available for common stock       $57,542              $34,310

(15)       OIL AND GAS RESERVES  (Unaudited)

Black Hills Exploration and Production has interests in 639 producing oil and gas properties in seven states. Black Hills Exploration and Production also holds leases on approximately 185,926 net undeveloped acres.

The following table summarizes Black Hills Exploration and Production's quantities of proved developed and undeveloped oil and natural gas reserves, estimated using constant year-end product prices, as of December 31, 2000, 1999 and 1998, and a reconciliation of the changes between these dates. These estimates are based on reserve reports by Ralph E. Davis Associates,

Inc., an independent engineering company selected by the Company. Such reserve estimates are based upon a number of variable factors and assumptions which may cause these estimates to differ from actual results.

                                                          2000                          1999                        1998
                                                          ----                          ----                        ----
                                                      Oil           Gas            Oil            Gas           Oil           Gas
                                                      ---           ---            ---            ---           ---           ---
                                                                 (in thousands of barrels of oil and MMcf of gas)
Proved developed and undeveloped reserves:
   Balance at beginning of year                      4,109        19,460          2,368        15,952           2,495        9,052
     Production                                       (352)       (3,285)          (309)       (2,801)           (353)      (2,068)
     Additions                                         625         4,228            376         7,718           1,149       10,721
     Property sales                                      -             -           (164)          (66)              -            -
     Revisions to previous estimates                    31        (1,999)         1,838        (1,343)           (923)      (1,753)
                                                   -------       -------        -------      --------         -------     --------

   Balance at end of year                            4,413        18,404          4,109        19,460           2,368       15,952
                                                   =======       =======        =======       =======         =======      =======

Proved developed reserves at end of
   year included above                               3,047        16,418          2,819        14,391           1,463       10,041
                                                   =======       =======        =======       =======         =======      =======

Year-end prices                                     $26.80         $9.78         $24.28         $1.99           $9.16        $1.93
                                                    ======         =====         ======         =====           =====        =====

In December 1998, Black Hills Exploration and Production recognized a $13.5 million pre-tax loss related to a write-down of oil and gas properties. The write-down was primarily due to historically low crude oil prices, lower natural gas prices and decline in value of certain unevaluated properties.

(16)      QUARTERLY HISTORICAL DATA (Unaudited)

The Company operates on a calendar year basis. The following table sets forth selected unaudited historical operating results and market data for each quarter of 2000 and 1999.

                                                     First             Second             Third              Fourth
                                                    Quarter            Quarter           Quarter             Quarter
                                                    -------            -------           -------             -------
                                                                             (in thousands)
              2000:
                 Operating revenues                 $247,959           $336,978           $453,231           $585,668
                 Operating income                     16,872             15,200             42,519             40,159
                 Net income available
                  for common stock                     9,061              8,061             16,285             19,363

              1999:
                 Operating revenues                 $168,201           $186,195           $219,779           $217,700
                 Operating income                     15,980             13,786             16,675             15,450
                 Net income available
                  for common stock                     9,035              7,763              9,725             10,544

 (17)     SUBSEQUENT EVENT (Unaudited)

On March 8, 2001, Black Hills Energy Capital, Inc., the Company's independent power subsidiary announced it had signed a definitive agreement to purchase a 240 megawatt gas-fired turbine generation facility (Fountain Valley) located near Colorado Springs, Colorado from Enron Corporation. The transaction is expected to close around March 31, 2001.

The Fountain Valley facility features six LM-6000 simple-cycle, gas-fired turbines, a technology identical to existing Company facilities in Colorado and Wyoming. All necessary permitting has been approved and the plant is expected to phase in its generation capacity beginning in May 2001. The Company also announced that it has signed an 11-year contract with Public Service of Colorado to utilize the plant for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel costs. The cost of the project is expected to be approximately $175 million. The Company expects to finance the project primarily with non-recourse debt and negotiations are presently under way with certain lenders.

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

         3.    Exhibits

         Exhibit
         Number                                      Description

               2*          Plan of Exchange Between Black Hills  Corporation and
                           Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)).
               3.1*        Restated  Articles of Incorporation of the Registrant
                           (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).
               3.2         Articles   of    Amendment   to   the   Articles   of
                           Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000.
               3.3*        Bylaws of the Registrant  (filed as an exhibit to the
                           Registrant's Registration Statement on Form S-8 dated July 13, 1999).
               4.1*        Restated  and Amended  Indenture of Mortgage and Deed
                           of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as an exhibit to Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)).
              10.1* Agreement for Transmission Service and the Common Use of Transmission Systems dated January 1, 1986, among Black Hills Power, Inc., Basin Electric Power Cooperative, Rushmore Electric Power Cooperative, Inc., Tri-County Electric Association, Inc., Black Hills Electric Cooperative, Inc. and Butte Electric Cooperative, Inc. (filed as Exhibit 10(d) to the Registrant's Form 10-K for 1987).
              10.2* Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant's Form 10-K for 1992).
              10.3* Coal Leases between Wyodak Resources Development Corp. and the Federal Government
                            -Dated May 1, 1959 (filed as Exhibit 5(i) to the
                             Registrant's Form S-7, File No. 2-60755)
                               -Modified  January  22,  1990  (filed as  Exhibit
                                10(h) to the Registrant's Form 10-K for 1989)
                            -Dated April 1, 1961 (filed  as  Exhibit 5(j) to the
                             Registrant's Form S-7, File No. 2-60755)
                               -Modified  January  22,  1990  (filed as  Exhibit
                                10(i) to  Registrant's  Form 10-K for  1989)
                            -Dated October 1, 1965 (filed as Exhibit 5(k) to the
                             Registrant's Form S-7, File No. 2-60755)
                               -Modified January 22, 1990 (filed as Exhibit
                                10(j) to the Registrant's Form 10-K for 1989).
              10.4* Further Restated and Amended Coal Supply Agreement dated May 5, 1987 between Wyodak Resources Development Corp. and Pacific Power & Light Company (filed as
                          Exhibit 10(k) to the Registrant's Form 10-K for 1987).
              10.5* Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant's Form 10-K for 1997).
              10.6*        Coal  Supply  Agreement  for  Wyodak  Unit  #2  dated
                           February 3, 1983, and Ancillary Agreement dated February 3, 1982, between Wyodak Resources Development Corp., Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(o) to the Registrant's Form 10-K for 1983). Amendment to Agreement for Coal Supply for Wyodak #2 dated May 5, 1987 (filed as Exhibit 10(o) to the Registrant's Form 10-K for 1987).
              10.7* Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).
              10.8* Marketing, Capacity and Storage Service Agreement between Black Hills Power, Inc. and PacifiCorp dated September 1, 1995 (filed as Exhibit 10(ag) to the Registrant's Form 10-K for 1995).
              10.9* Assignment of Mining Leases and Related Agreement effective May 27, 1997, between Wyodak Resources
                           Development Corp. and Kerr-McGee Coal Corporation (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1997).
              10.10* Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).
              10.11*+ Amended and Restated Pension Equalization Plan of Black Hills Corporation dated January 6, 2000 (filed as Exhibit 10.11 to Black Hills Corporation's
                           Form 10-K for 2000).
              10.12*+ First Amendment to the Pension Equalization Plan of Black Hills Corporation dated January 30, 2001 (filed as Exhibit 10.12 to Black Hills Corporation's Form 10-K for 2000).
 .             10.13*+      Black Hills Corporation Nonqualified Deferred
                           Compensation Plan dated June 1, 1999 (filed as
                           Exhibit 10.13 to Black Hills Corporation's Form 10-K for 2000).
              10.14*+ Black Hills Corporation 1999 Stock Option Plan (filed as Exhibit 10.14 to Black Hills Corporation's Form 10-K for 2000).
              10.15*+ Agreement for Supplemental Pension Benefit for Everett E. Hoyt dated January 20, 1992 (filed as
                           Exhibit 10(gg) to the Registrant's Form 10-K for
                           1992).
              10.16*+ Change in Control Agreements for various officers (filed as Exhibit 10(af) to the Registrant's
                           Form 10-K for 1995).
              10.17*+ Black Hills Corporation 1996 Stock Option Plan (filed as Exhibit 10(s) to the Registrant's Form 10-K for
                           1997).
              10.18*+ Outside Directors Stock Based Compensation Plan (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1997).
              10.19*+ Officers Short-Term Incentive Plan (filed as Exhibit 10(s) to the Registrant's Form 10-K for 1999).
              10.20* Agreement and Plan of Merger, dated as of January 1, 2000, among Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 2 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000)
              10.21* Addendum to the Agreement and Plan of Merger, dated as of April 6, 2000, among Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 3 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
              10.22* Supplemental Agreement Regarding Contingent Merger Consideration, dated as of January 1, 2000, among Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 4 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).

              10.23* Supplemental Agreement Regarding Restructuring of Certain Qualifying Facilities (Exhibit 5 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
              10.24* Addendum to the Agreement and Plan of Merger, dated as of June 30, 2000, among Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 6 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).

----------
* Previously filed as part of the filing indicated and incorporated by reference herein.

+       Indicates a board of director or management compensatory plan.


(b)      Reports on Form 8-K

         We have filed the following Reports on Form 8-K since September 30, 2000.

         Form 8-K filed December 22, 2000.

               Reported the formation of the holding company structure through a "Plan of Exchange" between Black Hills Corporation and Black Hills Holding Corporation on December 22, 2000.

(c) See (a) 3. Exhibits above.

(d) See (a) 2. Schedules above.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The Registrant is not required to send an Annual Report or Proxy to its sole security holder and parent company, Black Hills Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BLACK HILLS POWER, INC.

                                              By    DANIEL P. LANDGUTH
                                              Daniel P. Landguth, Chairman
                                              and Chief Executive Officer
Dated:   March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       DANIEL P. LANDGUTH                                     Director and Principal                      March 30, 2001
---------------------------------------------                   Executive Officer
Daniel P. Landguth, Chairman,
 and Chief Executive Officer

       MARK T. THIES                                          Principal Financial Officer                 March 30, 2001
---------------------------------------------
Mark T. Thies, Senior Vice President and
 Chief Financial Officer

       ROXANN R. BASHAM                                       Principal Accounting Officer                March 30, 2001
---------------------------------------------
Roxann R. Basham, Vice President-Controller,
 and Assistant Secretary

       ADIL M. AMEER                                                   Director                           March 30, 2001
---------------------------------------------
Adil M. Ameer

       BRUCE B. BRUNDAGE                                               Director                           March 30, 2001
---------------------------------------------
Bruce B. Brundage

       DAVID C. EBERTZ                                                 Director                           March 30, 2001
---------------------------------------------
David C. Ebertz

       GERALD R. FORSYTHE                                              Director                           March 30, 2001
---------------------------------------------
Gerald R. Forsythe

       JOHN R. HOWARD                                                  Director                           March 30, 2001
---------------------------------------------
John R. Howard

       EVERETT E. HOYT                                                 Director and Officer               March 30, 2001
---------------------------------------------
Everett E. Hoyt, President and Chief
Operating Officer

       KAY S. JORGENSEN                                                Director                           March 30, 2001
---------------------------------------------
Kay S. Jorgensen

       DAVID S. MANEY                                                  Director                           March 30, 2001
---------------------------------------------
David S. Maney

       THOMAS J. ZELLER                                                Director                           March 30, 2001
---------------------------------------------
Thomas J. Zeller

                                                           INDEX TO EXHIBITS


       Exhibit
       Number                               Description

          2* Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)).
         3.1* Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).
         3.2 Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000.
         3.3* Bylaws of the Registrant (filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated July 13, 1999).
          4.1* Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as an exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-52664)).
         10.1* Agreement for Transmission Service and the Common Use of Transmission Systems dated January 1, 1986, among Black Hills Power, Inc., Basin Electric Power Cooperative, Rushmore Electric Power Cooperative, Inc., Tri-County Electric Association, Inc., Black Hills Electric Cooperative, Inc. and Butte Electric Cooperative, Inc. (filed as Exhibit 10(d) to the Registrant's Form 10-K for
                      1987).
         10.2* Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant's Form 10-K for 1992).
         10.3* Coal Leases between Wyodak Resources Development Corp. and the Federal Government
                         -Dated May 1, 1959 (filed as Exhibit 5(i) to the
                           Registrant's Form S-7, File No. 2-60755)
                              -Modified January 22, 1990 (filed as Exhibit 10(h)
                               to the Registrant's Form 10-K for 1989)
                         -Dated April 1, 1961 (filed as Exhibit 5(j) to the
                           Registrant's  Form S-7, File No. 2-60755)
                              -Modified January 22, 1990 (filed as Exhibit 10(i)
                               to  Registrant's  Form 10-K for 1989)
                         -Dated October 1, 1965 (filed as Exhibit 5(k) to the
                          Registrant's  Form S-7, File No. 2-60755)
                              -Modified January 22, 1990 (filed as Exhibit 10(j)
                               to the Registrant's Form 10-K for 1989).
         10.4* Further Restated and Amended Coal Supply Agreement dated May 5, 1987 between Wyodak Resources Development Corp. and Pacific Power & Light Company (filed as Exhibit 10(k) to the Registrant's Form 10-K for 1987).
         10.5* Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant's Form 10-K for 1997).

         10.6* Coal Supply Agreement for Wyodak Unit #2 dated February 3, 1983, and Ancillary Agreement dated February 3, 1982, between Wyodak Resources Development Corp., Pacific Power & Light Company and Black Hills Power, Inc. (filed as
                      Exhibit 10(o) to the Registrant's Form 10-K for 1983). Amendment to Agreement for Coal Supply for Wyodak #2 dated May 5, 1987 (filed as Exhibit 10(o) to the Registrant's Form 10-K for 1987).
         10.7* Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).
         10.8* Marketing, Capacity and Storage Service Agreement between Black Hills Power, Inc. and PacifiCorp dated September 1, 1995 (filed as Exhibit 10(ag) to the Registrant's
                      Form 10-K for 1995).
         10.9*        Assignment   of  Mining   Leases  and  Related   Agreement
                      effective May 27, 1997, between Wyodak Resources Development Corp. and Kerr-McGee Coal Corporation (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1997).
        10.10* Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).
        10.11*+ Amended and Restated Pension Equalization Plan of Black Hills Corporation dated January 6, 2000 (filed as Exhibit
                      10.11 to Black Hills Corporation's Form 10-K for 2000).
        10.12*+ First Amendment to the Pension Equalization Plan of Black Hills Corporation dated January 30, 2001 (filed as Exhibit
                      10.12 to Black Hills Corporation's Form 10-K for 2000).
        10.13*+ Black Hills Corporation Nonqualified Deferred Compensation Plan dated June 1, 1999 (filed as Exhibit 10.13 to Black Hills Corporation's Form 10-K for 2000).
        10.14*+ Black Hills Corporation 1999 Stock Option Plan (filed as Exhibit 10.14 to Black Hills Corporation's Form 10-K for 2000).
        10.15*+ Agreement for Supplemental Pension Benefit for Everett E. Hoyt dated January 20, 1992 (filed as Exhibit 10(gg) to the Registrant's Form 10-K for 1992).
        10.16*+ Change in Control Agreements for various officers (filed as Exhibit 10(af) to the Registrant's Form 10-K for 1995).
        10.17*+       Black Hills Corporation 1996 Stock Option Plan (filed as
                      Exhibit 10(s) to the Registrant's Form 10-K for 1997).
        10.18*+       Outside Directors Stock Based Compensation Plan (filed as
                      Exhibit 10(t) to the Registrant's Form 10-K for 1997).
        10.19*+ Officers Short-Term Incentive Plan (filed as Exhibit 10(s) to the Registrant's Form 10-K for 1999).
        10.20* Agreement and Plan of Merger, dated as of January 1, 2000, among Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R Fawcett, Marsha Fournier, Moncia Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 2 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).

         10.21* Addendum to the Agreement and Plan of Merger, dated as of April 6, 2000, among Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 3 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald
                      R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.22* Supplemental Agreement Regarding Contingent Merger Consideration, dated as of January 1, 2000, among Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R.
                      Fawcett, Marsha Fournier, Moncia Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 4 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle
                      R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.23* Supplemental Agreement Regarding Restructuring of Certain Qualifying Facilities (Exhibit 5 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.24* Addendum to the Agreement and Plan of Merger, dated as of June 30, 2000, among Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 6 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald
                      R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).

----------
* Previously filed as part of the filing indicated and incorporated by reference herein.
+       Indicates a board of director or management compensatory plan.