Form 10-Q
period 2001-03-31
BLACK HILLS POWER INC
filed 2001-05-21
CIK 12400

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from _______________ to _______________.

     Commission File Number 1-7978

                             Black Hills Power, Inc.
        Incorporated in South Dakota       IRS Identification Number 46-0111677

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

                     Yes     X                                   No
                         ----------                                 ----------

As of April 30, 2001, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                             BLACK HILLS POWER, INC.

                                    I N D E X

                                                                        Page
                                                                       Number
                                                                       ------

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Income-                     3
                    Three Months Ended
                    March 31, 2001 and 2000

                  Consolidated Balance Sheets-                           4-5
                    March 31, 2001 and December 31, 2000

                  Consolidated Statements of Cash Flows-                 6
                    Three Months Ended
                    March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements             7-12

Item 2.           Results of Operations                                  12-13

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                      14

Item 6.           Exhibits and Reports on Form 8-K                       14

Signatures                                                               15

                             BLACK HILLS POWER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                                             Three Months
                                                                                               March 31
                                                                                      2001               2000
                                                                                      ----               ----
                                                                                            (in thousands)
Operating revenues                                                                   $88,625              $33,299
                                                                                     -------              -------

Operating expenses:
   Fuel and purchased power                                                           30,090                7,970
   Operations and maintenance                                                          6,946                5,005
   Administrative and general                                                          7,453                  966
   Depreciation and amortization                                                       6,871                3,909
   Taxes, other than income taxes                                                      3,035                1,806
                                                                                     -------              -------
                                                                                      54,395               19,656
                                                                                     -------              -------

Operating income                                                                      34,230               13,643
                                                                                     -------              -------

Other income and (expense):
   Interest expense                                                                  (10,767)              (4,535)
   Investment income                                                                   1,943                1,324
   Other, net                                                                          1,221                  182
                                                                                     -------              -------
                                                                                      (7,603)              (3,029)
                                                                                     -------              -------

Income from continuing operations before minority interest and
  income taxes                                                                        26,627               10,614
Minority interest                                                                     (1,960)                   -
Income taxes                                                                          (8,418)              (3,389)
                                                                                     -------              -------
   Income from continuing operations                                                  16,249                7,225
Discontinued operation, net of income taxes (Note 2)                                   4,832                1,836
                                                                                     -------              -------
   Net income                                                                        $21,081               $9,061
                                                                                     =======              =======


See accompanying notes to consolidated financial statements.

                             BLACK HILLS POWER, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                    March 31          December 31
                                                                                      2001                2000
                                                                                      ----                ----
                                                                                           (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                         $ 27,109          $   12,697
   Receivables (net of allowance for doubtful accounts of $1,961 and $3,631, respectively)
     Customers                                                                         18,395              19,339
     Related party                                                                    112,827              89,203
     Other                                                                             16,114              19,653
   Materials, supplies and fuel                                                        10,148              10,703
   Prepaid expenses                                                                     6,748               6,788
   Assets of discontinued operations (Note 2)                                               -             247,548
                                                                                     --------          ----------
                                                                                      191,341             405,931
                                                                                     --------          ----------

Investment in affiliates                                                               58,980              56,225
                                                                                     --------          ----------

Property and equipment                                                                834,584             817,728
   Less accumulated depreciation                                                     (214,989)           (207,805)
                                                                                     --------          ----------
     Net property and equipment                                                       619,595             609,923
                                                                                     --------          ----------

Other assets:
   Regulatory asset                                                                     4,134               4,133
   Other                                                                               32,650              31,714
                                                                                     --------          ----------
                                                                                       36,784              35,847
                                                                                     --------          ----------

     Total                                                                           $906,700          $1,107,926
                                                                                     ========          ==========

           See accompanying notes to consolidated financial statements

                             BLACK HILLS POWER, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                    March 31          December 31
                                                                                      2001                2000
                                                                                      ----                ----
                                                                                           (in thousands)
Liabilities and Stockholder's Equity
Current liabilities:
   Current maturities of long-term debt                                            $   13,133          $  13,961
   Notes payable                                                                       97,129             86,000
   Notes payable - related party                                                      111,608             95,222
   Accounts payable                                                                    20,605             15,232
   Accounts payable - related  party                                                    3,450              1,258
   Accrued liabilities                                                                 27,074             23,746
   Derivatives at market value                                                         12,435                  -
   Liabilities of discontinued operations (Note 2)                                          -            163,661
                                                                                   ----------         ----------
                                                                                      285,434            399,080
                                                                                   ----------         ----------

Long-term debt, net of current maturities                                             305,463            307,090
                                                                                   ----------         ----------

Deferred credits:
   Federal income taxes                                                                53,049             54,706
   Investment tax credits                                                               2,410              2,530
   Regulatory liability                                                                 4,551              4,673
   Other                                                                               10,602              9,459
                                                                                    ---------         ----------
                                                                                       70,612             71,368
                                                                                    ---------         ----------

Minority interest in subsidiaries                                                      35,415             37,963
                                                                                    ---------         ----------

Stockholder's equity:
   Common stock $1 par value; 50,000,000 shares authorized;
     Issued:  23,416,396 and 23,416,396 shares, respectively                           23,416             23,416
   Additional paid-in capital                                                          77,326             77,326
   Retained earnings                                                                  117,371            191,683
   Accumulated other comprehensive income (loss)                                       (8,337)                 -
                                                                                    ---------         ----------
Total stockholder's equity                                                            209,776            292,425
                                                                                    ---------         ----------

     Total                                                                          $ 906,700         $1,107,926
                                                                                    =========         ==========

See accompanying notes to consolidated financial statements.

                             BLACK HILLS POWER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             Three Months
                                                                                               March 31
                                                                                      2001                 2000
                                                                                      ----                 ----
                                                                                            (in thousands)
Cash flows from operations                                                           $15,323              $16,137
                                                                                     -------              -------

Investing activities:
   Property additions                                                                (16,543)              (3,353)
   Available for sale securities sold                                                      -                4,315
   Increase in investments                                                            (2,755)             (15,867)
                                                                                     --------             -------
                                                                                     (19,298)             (14,905)
                                                                                     --------             -------

Financing activities
   Dividends paid                                                                     (6,673)              (5,872)
   Common stock issued                                                                     -                  160
   Increase (decrease) in short-term borrowings                                       27,515                5,000
   Long-term debt payments                                                            (2,455)                (526)
                                                                                     -------              -------
                                                                                      18,387               (1,238)
                                                                                     -------              -------

   Increase (decrease) in cash and cash equivalents                                   14,412                   (6)

Cash and cash equivalents:
   Beginning of period                                                                12,697                3,798
                                                                                     -------              -------
   End of period                                                                     $27,109              $ 3,792
                                                                                     =======              =======

Supplemental disclosure of cash flow information Cash paid during the period for:
      Interest                                                                       $ 7,831             $  5,470

Stock dividend distribution to Black Hills Corporation, the
  parent company of Black Hills Power, Inc. (Note 2)                                 $89,643          $         -


See accompanying notes to consolidated financial statements.

                             BLACK HILLS POWER, INC.

                   Notes to Consolidated Financial Statements
                                   (unaudited)
        (Reference is made to Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K)

(1)      MANAGEMENT'S STATEMENT

        The financial statements included herein have been prepared by Black Hills Power, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2001, December 31, 2000 and March 31, 2000, financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

(2)     NON-CASH DIVIDEND AND DISCONTINUED OPERATIONS

        During the quarter ended March 31, 2001, the Company distributed a non-cash dividend to its parent company, Black Hills Corporation (Parent). The dividend consisted of 50,000 common shares of Wyodak Resources Development Corporation (Wyodak), which represents 100 percent ownership of Wyodak. The Company therefore no longer operates in the coal production segment, oil and natural gas production segment, fuel marketing segment or communications as the Company had indirectly owned the companies operating in these segments through its ownership of Wyodak. As a result the Company's only subsidiary is Black Hills Energy Capital and its subsidiaries. The Company's investment in Wyodak at the time of the distribution was $89.6 million.

        The consolidated financial statements and notes to consolidated financial statements have been restated to reflect the continuing operations of the Company for all periods presented. The assets and liabilities of Wyodak are shown in the Consolidated Balance Sheets under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations".

        The net operating results of discontinued operations are included in the Consolidated Statements of Income under the caption "Discontinued operations, net of income taxes" and are summarized as follows:

                                     Three Months Ended       Three Months Ended
                                       March 31, 2001           March 31, 2000
                                       --------------           --------------
                                                    (in thousands)

       Revenue                             $197,274                 $215,583
       Income before income taxes             7,849                    3,190
       Federal income taxes                   3,017                      643
       Net income                             4,832                    1,836


(3)     RECLASSIFICATIONS

        Certain 2000 amounts in the financial statements have been reclassified to conform to the 2001 presentation. These reclassifications did not have an effect on the Company's stockholders' investment or results of operations as previously reported.

(4)     CHANGE IN ACCOUNTING PRINCIPLE

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

         On January 1, 2001, the Company adopted SFAS 133. The Company had certain interest rate swaps documented as cash flow hedges, which upon adoption resulted in a cumulative decrease to accumulated other comprehensive income of $7.5 million.

 (5)     COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                   2001             2000
                                                                                   ----             ----
                                                                                      (in thousands)
        Net income                                                                $21,081           $9,061
        Other comprehensive income:
        Fair value adjustment on derivatives designated as cash
          flow hedges, net of minority interest                                    (8,337)               -
                                                                                  -------           ------

        Comprehensive income                                                      $12,744           $9,061
                                                                                  =======           ======

(6)      RELATED-PARTY TRANSACTIONS

         Receivables
         -----------

         The Company has an unsecured line of credit extended to Black Hills Fiber Systems, an indirect subsidiary of Black Hills Corporation, which is due on demand. Outstanding advances were $110.8 million and $87.8 million as of March 31, 2001 and December 31, 2000, respectively. Advances under the note bear interest at prime rate (8.0 percent at March 31, 2001) and interest is receivable monthly. Interest income received on the note for the three months ended March 31, 2001 and 2000 was $1.9 million and $0, respectively.

         In addition, the Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $2.0 million and $1.4 million as of March 31, 2001 and December 31, 2000, respectively.

         Note Payable
         ------------

         The Company has a unsecured line of credit with Wyodak Resource Development Corporation, an indirect subsidiary of Black Hills Corporation, which is due on demand. Borrowings under the note bear interest at a rate based on LIBOR plus 1.375 and certain adjustments (7.245 percent at March 31, 2001) and interest is payable monthly. Interest expense on the borrowings under the note for the three months ended March 31, 2001 and 2000 was $1.7 million and $0, respectively.

         Other Balances and Transactions
         -------------------------------

         In addition to the notes described above, the Company purchased natural gas to fuel its combustion turbine from Enserco Energy, an indirect subsidiary of Black Hills Corporation. The amount purchased during the three month period ended March 31, 2001 was approximately $3.6 million and is included in "Fuel and purchased power" on the Consolidated Statements of Income.

         In the opinion of management, the described related-party transactions have been fair and reasonable to the Company and have been entered into under terms and rates substantially the same as those transactions entered into with unrelated third parties in the ordinary course of business.

(7)      SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

         The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. Prior to the first quarter of 2001, the Company reported six operating segments consisting of Electric, Mining, Oil and Gas, Fuel Marketing, Independent Power and Communications. Due to the distribution of Wyodak common stock as described in Note 2, the Company no longer has companies operating in the Mining, Oil and Gas, Fuel Marketing and Communications segments.

         The Company's operations are now conducted through two business segments. As of March 31, 2001, substantially all of the Company's operations and assets are located within the United States. The two segments consist of: Electric, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Independent Power, which produces and sells power to wholesale customers. Independent Power's operations were not significant to the Company until the Indeck Capital acquisition in the third quarter of 2000.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2000 Annual Report on Form 10-K. Segment information included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income is as follows (in thousands):

                                              External                 Inter-segment
                                           Operating Revenues        Operating Revenues         Net Income (loss)
                                                                       (In thousands)
Quarter to Date
March 31, 2001
Electric                                      $ 70,580                  $        -                $17,337
Independent power                               18,045                           -                 (1,088)
                                              --------                  ----------                -------

Total                                          $88,625                  $        -                $16,249
                                              ========                  ==========                =======

                                              External                 Inter-segment
                                           Operating Revenues        Operating Revenues         Net Income (loss)
                                                                       (In thousands)
Quarter to Date
March 31, 2000
Electric                                      $  33,299                  $       -                 $7,225
                                              =========                  =========                 ======


(8)      LEGAL PROCEEDINGS

         On April 3rd, 2001, Wyodak reached a settlement of ongoing litigation with PacifiCorp filed in the United States District Court, District of Wyoming, (File No. 0cv-155B). The litigation concerned the parties' rights and obligations under the Further Restated and Amended Coal Supply Agreement dated May 5, 1987, by which PacifiCorp purchased coal from our coal mine to meet the coal requirements of the Wyodak Power Plant. The Settlement Agreement provided for the dismissal of the litigation, with prejudice, coupled with the execution of several new coal-related agreements between the parties. As discussed in Note 2, the Company has distributed its ownership of Wyodak to its parent company. As a result, the Company is no longer a concerned party to this litigation.

(9)      PRICE RISK MANAGEMENT

         Financing Activities
         --------------------

         To reduce risk from fluctuations in interest rates, the Company enters into interest rate swap transactions. These transactions are used to hedge interest rate risk for variable rate debt financing. For such transactions, the Company utilizes hedge accounting per the requirements of SFAS 133. These transactions were identified as cash flow hedges, properly documented, and effectiveness testing established. At quarter-end, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At March 31, 2001, the Company had interest rate swaps with a average balance notional amount of $163.3 million, having a maximum term of six years and a fair value of $(12.4) million. Because these hedges are fully effective (no time value or basis risk), the entire derivative fair value is recorded in other comprehensive income.

         At March 31, 2001, the Company had $254.5 million of outstanding, floating-rate debt of which $78.3 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

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

(10)    SUBSEQUENT EVENTS

         Acquisitions
         ------------

         Early in the second quarter of 2001, the Company's independent power subsidiary, Black Hills Energy Capital, closed on the purchase of the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility is currently under construction and is expected to come on-line early in the third quarter of 2001. The facility was purchased from Enron Corporation for approximately $175 million and was financed primarily with non-recourse financing from Union Bank of California.

         In addition, the Company has obtained an 11-year contract with Public Service of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk.

ITEM 2.  RESULTS OF OPERATIONS

         Consolidated Results

         Consolidated earnings for the three months ended March 31, 2001 were $21.1 million compared to $9.1 million in the same period of the prior year. Consolidated earnings from continuing operations for the three month period ended March 31, 2001 were $16.2 million compared to $7.2 million for the same period of the prior year. As discussed in Note 2 of Notes to Consolidated Financial Statements, during the quarter ended March 31, 2001, the Company distributed ownership interest in Wyodak to its parent company, Black Hills Corporation. The consolidated financial statements have been restated to reflect the continuing operations of the Company for all periods presented.

         The increase in earnings from continuing operations for the three months ended March 31, 2001 were driven by expanded power generation and increased wholesale off-system utility sales. Unusual energy market conditions in the United States continue to contribute to our strong financial performance.

         The increase in earnings from discontinued operations for the three months ended March 31, 2001 were primarily driven by strong natural gas marketing activity, increased fuel production and expanded power generation partially offset by losses in the communications group.

         Strong earnings growth for both the continuing and discontinued operations of the Company was partially offset by reserves for exposure to the unstable markets in the western United States.

         Consolidated revenues from continuing operations for the three months ended March 31, 2001 were $88.6 million compared to $33.3 million for the same period of the prior year. The growth in revenues was a result of high electric energy prices, primarily as a result of extreme price volatility in the western markets, and increases in off-system sales by our electric utility.

         Electric Utility

                                                      Three Months Ended
                                                            March 31
                                                   2001                   2000
                                                   ----                   ----
                                                          (in thousands)

      Revenue                                      $70,580               $33,299
      Operating income                              28,664                13,644
      Net income                                    17,337                 7,225
      EBITDA                                        33,167                17,478

Electric utility revenues increased 112 percent for the three month periods ended March 31, 2001 compared to the same period in the prior year. Earnings for the segment increased 141 percent over the same period. The increase in revenues and earnings was primarily due to a 145 percent increase in wholesale off-system sales at average prices that were seven times higher than the average prices in the same periods of the prior year. The increase in off-system sales was driven by high spot market prices for energy, which enabled us to generate more energy from our combustion turbine facilities, including the Neil Simpson combustion turbine which we placed into commercial operation in June 2000.

Independent Power Production

Our independent power segment produced revenues of $18.0 million and earnings of $(1.1) million for the three month period ended March 31, 2001. Current periods results stem from our acquisition of Indeck Capital in the third quarter of 2000. The net loss for the current three month period is due to credit reserves of $2.5 million being established to offset this segments' direct exposure to the volatile western markets.

Early in the second quarter of 2001, we closed on the purchase of the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility is currently under construction and is expected to come on-line early in the third quarter of 2001. In addition, we obtained an 11-year contract with Public Service of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk.

                             BLACK HILLS POWER, INC.

                           Part II - Other Information


Item 1.       Legal Proceedings
              -----------------

              On April 3, 2001, our former subsidiary, Wyodak Resources Development Corporation, reached a settlement of ongoing litigation with PacifiCorp filed in the United States District Court, District of Wyoming (File No. 0cv-155B). For more information on this legal proceeding, see Note 8 - LEGAL PROCEEDINGS - of Notes to Consolidated Financial Statements in this Form 10-Q.

Item 6.       Exhibits and Reports of Form 8-K
              --------------------------------

              None

BLACK HILLS CORPORATION

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BLACK HILLS CORPORATION


                               /s/ Roxann R. Basham
                               ----------------------------------------------
                               Roxann R. Basham, Vice President - Controller (Principal Accounting Officer)


                               Mark T. Thies
                               ----------------------------------------------
                               Mark T. Thies, Senior VP & CFO
                               (Principal Financial Officer)


Dated:   May 21, 2001