Form 10-Q
period 2001-06-30
BLACK HILLS POWER INC
filed 2001-08-14
CIK 12400

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.

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

As of July 31, 2001, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                             BLACK HILLS POWER, INC.

                                    I N D E X

                                                                    Page
                                                                   Number

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Income-               3
                    Three and Six Months Ended
                    June 30, 2001 and 2000

                  Consolidated Balance Sheets-                     4-5
                    June 30, 2001 and December 31, 2000

                  Consolidated Statements of Cash Flows-           6
                    Three and Six Months Ended
                    June 31, 2001 and 2000

                  Notes to Consolidated Financial Statements       7-13

Item 2.           Results of Operations                            13-15

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                16

Item 6.           Exhibits and Reports on Form 8-K                 16

Signatures                                                         17

                             BLACK HILLS POWER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                 Three Months                          Six Months
                                                                    June 30                              June 30
                                                            2001               2000              2001              2000
                                                            ----               ----              ----              ----
                                                                                   (in thousands)
Operating revenues                                        $84,077                $35,899      $172,701               $69,198
                                                          -------                -------      --------               -------
Operating expenses:
   Fuel and purchased power                                14,763                 10,328        44,853                18,298
   Operations and maintenance                              10,524                  5,511        17,468                10,515
   Administrative and general                               8,403                  1,429        15,857                 2,394
   Depreciation and amortization                            6,964                  3,909        13,836                 7,819
   Taxes, other than income taxes                           2,899                  1,741         5,934                 3,547
                                                          -------              ---------      --------               -------
                                                           43,553                 22,918        97,948                42,573
                                                          -------              ---------      --------               -------

Operating income                                           40,524                 12,981        74,753                26,625
                                                          -------              ---------      --------               -------
Other income and (expense):
   Interest expense                                       (10,751)                (4,435)      (21,585)               (8,970)
   Investment income                                        1,898                  1,468         3,841                 2,792
   Other, net                                               2,692                    604         3,981                   757
                                                          -------              ---------      --------               -------
                                                           (6,161)                (2,363)      (13,763)               (5,421)
                                                          -------              ---------      --------               -------
Income from continuing operations before
  minority interest and income taxes                       34,363                 10,618        60,990                21,204
Minority interest                                          (2,611)                     -        (4,571)                    -
Income taxes                                              (11,781)                (3,523)      (20,199)               (6,912)
                                                          -------                -------      --------               -------
   Income from continuing operations                       19,971                  7,095        36,220                14,292
Discontinued operation, net of
   income taxes (Note 2)                                        -                    966         4,832                 2,830
                                                          -------                -------      --------               -------
   Net income                                             $19,971                $ 8,061      $ 41,052               $17,122
                                                          =======                =======      ========               =======

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                     June 30          December 31
                                                                                      2001                2000
                                                                                      ----                ----
                                                                                           (in thousands)
Assets

Current assets:
   Cash and cash equivalents                                                     $      25,574      $      12,697
   Receivables (net of allowance for doubtful accounts of $3,058 and $3,631, respectively)
     Customers                                                                          17,360             19,339
     Related party                                                                     107,232             89,203
     Other                                                                              10,217             19,653
   Materials, supplies and fuel                                                         16,157             10,703
   Prepaid expenses                                                                      6,281              6,788
   Assets of discontinued operations (Note 2)                                                -            247,548
                                                                                 -------------      -------------

                                                                                       182,821            405,931
                                                                                 -------------      -------------

Investment in affiliates                                                                64,888             56,225
                                                                                 -------------      -------------

Property and equipment                                                               1,010,816            817,728
   Less accumulated depreciation                                                      (220,801)          (207,805)
                                                                                 -------------      -------------
     Net property and equipment                                                        790,015            609,923
                                                                                 -------------      -------------

Other assets:
   Regulatory asset                                                                      4,134              4,134
   Other, principally goodwill                                                          35,863             31,713
                                                                                 -------------      -------------
                                                                                        39,997             35,847
                                                                                 -------------      -------------

     Total                                                                          $1,077,721         $1,107,926
                                                                                 =============      =============


The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                     June 30          December 31
                                                                                      2001                2000
                                                                                      ----                ----
                                                                                           (in thousands)
Liabilities and Stockholder's Equity

Current liabilities:
   Current maturities of long-term debt                                          $      14,470      $      13,961
   Notes payable                                                                             -             86,000
   Notes payable - related party                                                       250,238             98,631
   Accounts payable                                                                     20,702             12,734
   Accounts payable - related  party                                                     1,727              3,756
   Accrued liabilities                                                                  21,801             20,337
   Derivatives at market value                                                           8,603                  -
   Liabilities of discontinued operations (Note 2)                                           -            163,661
                                                                                 -------------      -------------
                                                                                       317,541            399,080
                                                                                 -------------      -------------

Long-term debt, net of current maturities                                              433,814            307,090
                                                                                 -------------      -------------

Deferred credits:
   Federal income taxes                                                                 54,919             54,706
   Investment tax credits                                                                2,289              2,530
   Regulatory liability                                                                  4,459              4,673
   Other                                                                                 9,958              9,459
                                                                                 -------------     --------------
                                                                                        71,625             71,368
                                                                                 -------------     --------------

Minority interest in subsidiaries                                                       27,248             37,963
                                                                                 -------------     --------------

Stockholder's equity:
   Common stock $1 par value; 50,000,000 shares authorized;
     Issued:  23,416,396 shares                                                         23,416             23,416
   Additional paid-in capital                                                           80,075             77,326
   Retained earnings                                                                   129,848            191,683
   Accumulated other comprehensive loss                                                 (5,846)                 -
                                                                                 -------------     --------------
Total stockholder's equity                                                             227,493            292,425
                                                                                 -------------     --------------

     Total                                                                          $1,077,721         $1,107,926
                                                                                 =============     ==============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                   Three Months             Six Months
                                                      June 30                 June 30
                                               2001          2000        2001          2000
                                               ----          ----        ----          ----
                                                              (in thousands)

Cash flows from operations                   $  24,660    $   4,095    $  39,039    $  19,668
                                             ---------    ---------    ---------    ---------

Investing activities:
   Property additions                         (177,623)     (10,163)    (195,056)     (12,950)
   Payment to acquire holdings of minority
     interests                                 (10,410)        --        (10,410)        --
   Available for sale securities sold             --           --           --          4,315
   (Increase) decrease in investments             (689)         254       (1,272)     (15,613)
                                             ---------    ---------    ---------    ---------
                                              (188,722)      (9,909)    (206,738)     (24,248)
                                             ---------    ---------    ---------    ---------

Financing activities
   Dividends paid                               (7,494)      (5,876)     (14,168)     (11,749)
   Common stock issued                            --            103         --            263
   Increase in short-term borrowings            41,501        8,000       69,016       13,000
   Subsidiary distributions to minority
     interests                                  (1,168)        --         (1,505)        --
   Change in long-term debt                    129,688          786      127,233          259
                                             ---------    ---------    ---------    ---------
                                               162,527        3,013      180,576        1,773
                                             ---------    ---------    ---------    ---------

   Increase (decrease) in cash and cash
     equivalents                                (1,535)      (2,801)      12,877       (2,807)

Cash and cash equivalents:
   Beginning of period                          27,109        3,792       12,697        3,798
                                             ---------    ---------    ---------    ---------
   End of period                             $  25,574    $     991    $  25,574    $     991
                                             =========    =========    =========    =========

Supplemental disclosure of cash flow
  information
   Cash paid during the period for:
      Interest                               $   6,990    $   3,285    $  20,826    $   8,755
      Income taxes                           $  16,335    $   6,197    $  19,944    $   6,197

Stock dividend distribution to Black Hills
  Corporation, the parent company of Black
  Hills Power, Inc. (Note 2)                 $    --      $    --      $  89,643    $    --


   The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

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

        Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2001, December 31, 2000 and June 30, 2000, financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

(2)     NON-CASH DIVIDEND AND DISCONTINUED OPERATIONS

        During the quarter ended March 31, 2001, the Company distributed a non-cash dividend to its parent company, Black Hills Corporation (the Parent). The dividend consisted of 50,000 common shares of Wyodak Resources Development Corporation (Wyodak), which represents 100 percent ownership of Wyodak. The Company therefore no longer operates in the coal production segment, oil and natural gas production segment, fuel marketing segment or communications as the Company had indirectly owned the companies operating in these segments through its ownership of Wyodak. As a result, the Company's only subsidiary is Black Hills Energy Capital and its subsidiaries. The Company's investment in Wyodak at the time of the distribution was $89.6 million.

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

        The net operating results of discontinued operations are included in the Consolidated Statements of Income under the caption "Discontinued operations, net of income taxes" and are summarized as follows:

                               Three Months Ended          Six Months Ended
                                  June 30, 2001              June 30, 2000
                               2001          2000          2001           2000
                               ----          ----          ----           ----
                                                 (in thousands)
Revenue                        $ -         $301,079       $197,274      $515,763
Income before income taxes       -            1,481          7,849         4,434
Federal income taxes             -              168          3,017           810
Net income                       -              966          4,832         2,830


(3)     RECLASSIFICATIONS

        Certain 2000 amounts in the financial statements have been reclassified to conform to the 2001 presentation. These reclassifications did not have an effect on the Company's stockholders' investment or results of operations as previously reported.

(4)      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Management is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on the Company's financial statements.

(5)      CHANGE IN ACCOUNTING PRINCIPLE

         In June 1998, the FASB issued SFAS No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

         SFAS 133 allows special hedge accounting for fair value and cash flow hedges. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

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

         On January 1, 2001, the Company adopted SFAS 133. The Company had certain interest rate swaps documented as cash flow hedges, which upon adoption resulted in a decrease to accumulated other comprehensive income of $7.5 million.

(6)      CHANGES IN LONG-TERM DEBT AND NOTES PAYABLE

         In conjunction with the closing of the Fountain Valley acquisition (Note 12) the Company issued long-term non-recourse project level financing. The debt matures July 1, 2006, has a floating interest rate (5.13 percent at June 30, 2001) and is collateralized by a mortgage on the project's land and facilities, leases and rights, including rights to receive payments under long-term purchase power contracts.

         Other than the above transactions, the Company had no other material changes in its consolidated indebtedness, as reported in Notes 6 and 7 of the Company's 2000 Annual Report on Form 10-K.

 (7)     COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:

                                                       Three Months Ended               Six Months Ended
                                                            June 30                          June 30
                                                   2001             2000                2001           2000
                                                   ----             ----                ----           ----
                                                                        (in thousands)
Net income                                         $19,971         $8,061            $41,052          $17,122
Other comprehensive income:
  Initial impact of adoption of SFAS 133,
    net of minority interest                             -              -             (4,880)               -
  Fair value adjustment on derivatives
    designated as cash flow hedges, net of
    minority interest                                2,491              -               (966)               -
                                                   -------         ------            -------          -------

Comprehensive income                               $22,462         $8,061            $35,206          $17,122
                                                   =======         ======            =======          =======

(8)      RELATED-PARTY TRANSACTIONS

         Receivables

         The Company has an unsecured line of credit extended to Black Hills FiberCom LLC, an indirect subsidiary of the Parent, which is due on demand. Outstanding advances were $88.2 million and $87.8 million as of June 30, 2001 and December 31, 2000, respectively. Interest income received on the note for the three months ended June 30, 2001 and 2000 was $1.6 million and $0 respectively, and for the six months ended June 30, 2001 and 2000 was $3.5 million and $0 respectively. The Company also has a line of credit extended to Wyodak, which is due on demand. Outstanding advances were $14.0 million at June 30, 2001 and $0 at December 31, 2000. Interest income received on the note was $163,000 for the three and six month periods ended June 30, 2001 and $0 in the same period for the year 2000. Advances under these notes bear interest at a variable rate that does not exceed prime and is receivable monthly.

         In addition, the Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $5.1 million and $1.4 million as of June 30, 2001 and December 31, 2000, respectively.

         Note Payable

         The Company has an unsecured line of credit with its Parent, which is due on demand. Borrowings under the note were $75.5 million at June 30, 2001 and $0 at December 31, 2000. Interest expense was $491,000 for the three and six month periods ended June 30, 2001 and $0 for the same periods ended June 30, 2000. These borrowings bear interest at a variable rate that does not exceed prime and is payable monthly.

         The Company also has an unsecured line of credit with Wyodak, an indirect subsidiary of the Parent, which is due on demand. Borrowings under this note were $174.7 million at June 30, 2001 and $98.6 million at December 31, 2000. Interest for the three months ended June 30, 2001 and 2000 was $1.9 million and $0, respectively and $3.6 million and $0 for the six months ended June 30, 2001 and 2000. These borrowings bear interest at a variable rate that does not exceed prime and is payable monthly.

         Other Payables

         The Company has accounts payable balances related to transactions with other Parent subsidiaries. The balances were $1.7 million at June 30, 2001 and $3.8 million at December 31, 2000.

         Other Balances and Transactions

         In addition to the notes described above, the Company purchased natural gas to fuel its combustion turbine from Enserco Energy, an indirect subsidiary of the Parent. The amounts purchased during the three month period and six month period ended June 30, 2001 were approximately $3.6 million and $7.5 million, respectively, and is included in "Fuel and purchased power" on the Consolidated Statements of Income.

         In the opinion of management, the described related-party transactions have been fair and reasonable to the Company and have been entered into under terms and rates substantially the same as those transactions entered into with unrelated third parties in the ordinary course of business.

(9)      SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

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

         The Company's operations are now conducted through two business segments. As of June 30, 2001, substantially all of the Company's operations and assets are located within the United States. The two segments consist of: Electric, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Independent Power, which produces and sells power to wholesale customers. Independent Power's operations were not significant to the Company until the Indeck Capital acquisition in the third quarter of 2000.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2000 Annual Report on Form 10-K. Segment information included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income is as follows (in thousands):

                               External                   Inter-segment
                            Operating Revenues          Operating Revenues         Net Income (loss)
Quarter to Date
June 30, 2001
Electric                        $61,601                    $       -                    $16,784
Independent power                22,476                            -                      3,187
                                -------                    ---------                    -------

Total                           $84,077                    $       -                    $19,971
                                =======                    =========                    =======


                               External                   Inter-segment
                            Operating Revenues          Operating Revenues         Net Income (loss)
Year to Date
June 30, 2001

Electric                        $132,180                   $       -                    $34,124
Independent power                 40,521                           -                      2,096
                                --------                   ---------                    -------

Total                           $172,701                   $       -                    $36,220
                                ========                   =========                    =======


(10)     LEGAL PROCEEDINGS

         On April 3, 2001, Wyodak reached a settlement of ongoing litigation with PacifiCorp filed in the United States District Court, District of Wyoming, (File No. 00CV-155B). The litigation concerned the parties' rights and obligations under the Further Restated and Amended Coal Supply Agreement dated May 5, 1987, by which PacifiCorp purchased coal from our coal mine to meet the coal requirements of the Wyodak Power Plant. The Settlement Agreement provided for the dismissal of the litigation, with prejudice, coupled with the execution of several new coal-related agreements between the parties. As discussed in Note 2, the Company has distributed its ownership of Wyodak to its parent company. As a result, the Company is no longer a concerned party to this litigation.

(11)     PRICE RISK MANAGEMENT

         Financing Activities

         To reduce risk from fluctuations in interest rates, the Company enters into interest rate swap transactions. These transactions are used to hedge interest rate risk for variable rate debt financing. For such transactions, the Company utilizes hedge accounting per the requirements of SFAS 133. These transactions were identified as cash flow hedges, properly documented, and effectiveness testing established. At quarter-end, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At June 30, 2001, the Company had interest rate swaps with an average balance notional amount of $112.7 million, having a maximum term of six years and a fair value of $(8.6) million. Because these hedges are fully effective (no time value or basis risk), the entire derivative fair value is recorded in other comprehensive income.

         At June 30, 2001, the Company had $541.5 outstanding, floating-rate debt of which $415.3 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

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

(12)    ACQUISITIONS

         Early in the second quarter of 2001, the Company's independent power subsidiary, Black Hills Energy Capital, closed on the purchase of the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility is currently under construction and is expected to come on-line early in the third quarter of 2001. The facility was purchased from Enron Corporation for approximately $183 million and has been financed primarily with non-recourse financing from Union Bank of California. The Company has obtained an 11-year contract with Public Service of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk.

(13)     SUBSEQUENT EVENT

         Early in the third quarter of 2001, Black Hills Energy Capital announced it had signed a definitive agreement to purchase a 273 MW gas-fired power generation complex located in North Las Vegas, Nevada from Enron North America, a wholly-owned subsidiary of Enron Corporation. The transaction is expected to close during the third quarter 2001.

         Expansion of the present 51 MW co-generation site near Las Vegas is now under way. Construction of a new combined cycle generation facility adjacent to the existing plant will add approximately 222 MW of capacity to the existing plant site. The new generation is expected to phase in operations in the third quarter of 2002. The facility will feature LM-6000 gas-fired turbine technology comparable to the Company facilities in Colorado and Wyoming. The Company has initiated discussions with several banks and expects to finance the project primarily with non-recourse debt.

         As part of the transaction, the Company also has secured long-term contracts for the output of the facility. Nearly all of the capacity and energy produced by the existing 51 MW plant is under contract through 2024 with the remainder being merchant power. The power of the planned 222 MW combined-cycle plant is sold under a 15-year contract. The contract requires the purchaser to provide fuel to the power plant when the plant is dispatched.


ITEM 2.  RESULTS OF OPERATIONS

         Consolidated Results

         Consolidated earnings were $20.0 million and $8.1 million for the three month periods ended June 30, 2001 and June 30, 2000, respectively and $41.1 million and $17.1 million for the six months ended June 30, 2001 and June 30, 2000. Consolidated earnings from continuing operations for the six months ended June 30, 2001 were $36.2 million compared to $14.3 million for the same period of the prior year. As discussed in Note 2 of Notes to Consolidated Financial Statements, during the quarter ended March 31, 2001, the Company distributed ownership interest in Wyodak to its parent company, Black Hills Corporation. The consolidated financial statements have been restated to reflect the continuing operations of the Company for all periods presented.

         The increase in earnings from continuing operations for the three and six month periods ended June 30, 2001 were primarily driven by expanded power generation and increased wholesale off-system utility sales. Unusual energy market conditions in the United States continued to contribute to our strong financial performance. Energy prices decreased substantially beginning in June 2001.

         Consolidated revenues for the three months ended June 30, 2001 were $84.1 million compared to $35.9 million for the same period of the prior year. Consolidated revenues from continuing operations were $172.7 million and $69.2 million for the six month period ended June 30, 2001 and June 30, 2000, respectively. The growth in revenues was a result of high electric energy prices, primarily as a result of extreme price volatility in the western markets, and increases in off-system sales by our electric utility.

         Our electric utility has continued to produce modest growth in revenue and earnings from the retail business over the past two years. We believe that this trend is stable and that, absent unplanned system outages, it will continue for the next several years due to the extension of our electric utility's rate freeze until January 1, 2005. The share of the utility's future earnings generated from wholesale off-system sales will depend on many factors, including native load growth, plant availability and commodity prices in the western markets. We expect that earnings growth from the independent energy group over the next few years will be driven primarily by our continued expansion in the independent power production segment.

Electric Utility

                     Three Months Ended              Six Months Ended
                          June 30                         June 30
                    2001            2000         2001            2000
                    ----            ----         ----            ----
                                      (in thousands)

Revenue            $61,601         $35,899     $132,180         $69,198
Operating income    29,310          12,980       57,974          26,625
Net income          16,784           7,094       34,123          14,292
EBITDA              33,179          16,924       66,346          34,401

EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is used by management and some investors as an indicator of a company's historical ability to service debt. Management believes that an increase in EBITDA is an indicator of improved ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either operating income, or as an indicator of operating performance or cash flows from operating, investing and financing activities, as determined by accounting principles generally accepted in the United States. EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Electric utility revenues increased 72 percent and 91 percent for the three and six month periods ended June 30, 2001, respectively, compared to the same periods in the prior year. Earnings from the electric utility increased $9.7 million and $19.8 million for the three- and six- month periods ended June 30, 2001, respectively. Increased earnings continued to be driven by off-system sales in the wholesale markets; average prices were approximately double the three-month average price received and more than triple the six-month average price received compared to the same periods of the prior year. However, in June 2001, wholesale electricity prices decreased in response to changes in western energy market conditions. Off-system megawatt hours sold increased 138 percent for the three months and 141 percent for the six months ended June 30, 2001 compared to the same periods in 2000, due to higher market prices and the 40 MW generating capacity added in 2000. In addition, the electric utility had modest gains in firm residential and commercial electric sales and a reduction of reserves in the second quarter related to reduced exposure in the stabilizing western markets. These increases were partially offset by higher fuel and operating costs associated with operation of the gas turbines and other power plant operations, and higher purchased power costs.

The following table provides certain operating statistics.

                             Three Months Ended          Six Months Ended
                                   June 30                   June 30
                               2001      2000            2001         2000
                               ----      ----            ----         ----

Firm (system) sales - MWh    464,000    462,000        990,000       958,000
Off-system sales - MWh       293,000    123,000        550,000       228,000

Independent Power Production

Our independent power segment produced revenues of $22.5 million and earnings of $3.2 million for the three month period ended June 30, 2001 and revenues of $40.5 million and earnings of $2.1 million for the six months ended June 30, 2001. Current period results stem from our acquisition of Indeck Capital in the third quarter of 2000.

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


Forward  Looking  Statements.
The above information includes "forward-looking statements" as defined by the Securities and Exchange Commission. These statements concern the Company's plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included above that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words believe, intend, anticipate, estimate, aim, project and similar expressions are also intended to identify forward-looking statements. These forward-looking statements may include, among others, such things as expansion and growth of the Company's business and operations; future financial performance; future acquisition and development of power plants; and business strategy. These forward-looking statements are based on assumptions which the Company believes are reasonable based on current expectations and projections about future events and industry conditions and trends affecting the Company's business. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from those contained in the forward-looking statements, including the following factors: prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition; changes in and compliance with environmental and safety laws and policies; weather conditions; population growth and demographic patterns; competition for retail and wholesale customers; market demand, including structural market changes; changes in tax rates or policies or in rates of inflation; changes in project costs; unanticipated changes in operating expenses or capital expenditures; capital market conditions; counterparty credit risk; technological advances; competition for new energy development opportunities; legal and administrative proceedings that influence the Company's business and profitability; and unanticipated developments in the western power markets, including unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on amounts due, adverse changes in current or future litigation and adverse changes in the tariffs of the California Independent System Operator Corporation. Any such forward-looking statements should be considered in conjunction with the Company's most recent annual report on Form 10-K and its interim quarterly reports on Form 10-Q on file with the Securities and Exchange Commission. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Company to predict all such factors, or to the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

                             BLACK HILLS POWER, INC.

                           Part II - Other Information


Item 1.       Legal Proceedings

              On April 3, 2001, our former subsidiary, Wyodak Resources Development Corporation, reached a settlement of ongoing litigation with PacifiCorp filed in the United States District Court, District of Wyoming (File No. 00CV-155B). For more information on this legal proceeding, see Note 10 - LEGAL PROCEEDINGS - of Notes to Consolidated Financial Statements in this Form 10-Q.

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


                                   BLACK HILLS CORPORATION


                                   /s/ Roxann R. Basham
                                   -------------------------------------------
                                   Roxann R. Basham, Vice President - Controller (Principal Accounting Officer)


                                   /s/ Mark T. Thies
                                   ------------------------------------------
                                   Mark T. Thies, Senior VP & CFO
                                   (Principal Financial Officer)


Dated:   August 14, 2001