Form 10-Q
period 2001-09-30
BLACK HILLS POWER INC
filed 2001-11-14
CIK 12400

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2001.

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

As of October 31, 2001, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                             BLACK HILLS POWER, INC.

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Statements of Income-                      3
                    Three and Nine Months Ended
                    September 30, 2001 and 2000

                  Consolidated Balance Sheets-                            4-5
                    September 30, 2001 and December 31, 2000

                  Consolidated Statements of Cash Flows-                  6
                    Nine Months Ended September 30, 2001 and 2000

                  Notes to Consolidated Financial Statements              7-14

Item 2.           Results of Operations                                   15-18

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                       19

Item 6.           Exhibits and Reports on Form 8-K                        19

Signatures                                                                20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             BLACK HILLS POWER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                             Three Months Ended                    Nine Months Ended
                                                                 September 30                         September 30
                                                            2001               2000              2001              2000
                                                            ----               ----              ----              ----
                                                                  (in thousands)

Operating revenues                                        $64,742             $75,762          $237,444          $144,960
                                                          -------             -------          --------          --------

Operating expenses:
   Fuel and purchased power                                16,617              17,937            61,470            36,235
   Operations and maintenance                               9,315               9,507            26,785            20,022
   Administrative and general                               4,333               4,641            20,190             7,036
   Depreciation and amortization                            8,588               5,432            22,424            13,251
   Taxes, other than income taxes                           2,973               1,801             8,906             5,348
                                                         --------            --------          --------          --------
                                                           41,826              39,318           139,775            81,892
                                                         --------            --------          --------          --------

Operating income                                           22,916              36,444            97,669            63,068
                                                         --------            --------          --------          --------

Other income and (expense):
   Interest expense                                       (10,982)             (7,890)          (32,428)          (16,060)
   Investment income                                        1,000               1,389             4,841             4,180
   Other, net                                                (368)                378             3,474               402
                                                          -------             -------          --------          --------
                                                          (10,350)             (6,123)          (24,113)          (11,478)
                                                          -------             -------          --------          --------

Income from continuing operations before
  minority interest and income taxes                       12,566              30,321            73,556            51,590
Minority interest                                             163             (10,276)           (4,408)          (10,276)
Income taxes                                               (4,471)             (6,999)          (24,670)          (13,911)
                                                          -------             -------          --------          --------
   Income from continuing operations                        8,258              13,046            44,478            27,403
Discontinued operation, net of
   income taxes (Note 2)                                        -               3,284             4,832             6,059
                                                          -------             -------          --------          --------
   Net income                                             $ 8,258             $16,330          $ 49,310          $ 33,462
                                                          =======             =======          ========          ========

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  September 30        December 31
                                                                                      2001                2000
                                                                                      ----                ----
                                                                                           (in thousands)
Assets
Current assets:
   Cash and cash equivalents                                                     $      17,118      $      12,697
   Receivables (net of allowance for doubtful accounts of $2,161 and $542, respectively)
     Customers                                                                          28,095             19,339
     Related party                                                                      34,464             89,203
     Other                                                                               7,044             19,653
   Materials, supplies and fuel                                                         15,772             10,703
   Prepaid expenses                                                                      8,639              6,788
   Derivatives at market value                                                           8,596                  -
   Assets of discontinued operations (Note 2)                                                -            247,548
                                                                                 -------------       ------------
                                                                                       119,728            405,931
                                                                                 -------------       ------------

Investments                                                                             65,407             56,225
                                                                                 -------------       ------------

Property and equipment                                                               1,190,772            817,728
   Less accumulated depreciation                                                      (227,742)          (207,805)
                                                                                 -------------       ------------
                                                                                       963,030            609,923
                                                                                 -------------       ------------

Other assets:
   Regulatory asset                                                                      4,134              4,134
   Other, principally goodwill and other intangibles                                    83,866             31,713
                                                                                 -------------       ------------
                                                                                        88,000             35,847
                                                                                 -------------       ------------

     Total                                                                          $1,236,165         $1,107,926
                                                                                 =============       ============

     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                 September 30          December 31
                                                                                      2001                2000
                                                                                      ----                ----
                                                                                           (in thousands)
Liabilities and Stockholder's Equity
Current liabilities:
   Current maturities of long-term debt                                             $   20,505         $   13,961
   Notes payable                                                                             -             86,000
   Notes payable - related party                                                       401,959             98,631
   Accounts payable                                                                     13,778             12,734
   Accounts payable - related  party                                                     3,376              3,756
   Accrued liabilities                                                                  24,992             20,337
   Derivatives at market value                                                          15,101                  -
   Liabilities of discontinued operations (Note 2)                                           -            163,661
                                                                                    ----------         ----------
                                                                                       479,711            399,080
                                                                                    ----------         ----------

Long-term debt, net of current maturities                                              434,487            307,090
                                                                                    ----------         ----------

Deferred credits:
   Federal income taxes                                                                 55,445             54,706
   Investment tax credits                                                                2,168              2,530
   Regulatory liability                                                                  4,323              4,673
   Other                                                                                10,306              9,459
                                                                                    ----------         ----------
                                                                                        72,242             71,368
                                                                                    ----------         ----------

Minority interest in subsidiaries                                                       25,942             37,963
                                                                                    ----------         ----------

Stockholder's equity:
   Common stock $1 par value; 50,000,000 shares authorized;
     Issued:  23,416,396 shares                                                         23,416             23,416
   Additional paid-in capital                                                           80,961             77,326
   Retained earnings                                                                   130,607            191,683
   Accumulated other comprehensive loss                                                (11,201)                 -
                                                                                    ----------         ----------
Total stockholder's equity                                                             223,783            292,425
                                                                                    ----------         ----------

     Total                                                                          $1,236,165         $1,107,926
                                                                                    ==========         ==========


     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             Nine Months
                                                                                             September 30
                                                                                      2001                2000
                                                                                      ----                ----
                                                                                           (in thousands)
Cash flows from operations                                                            $ 108,627         $  30,865
                                                                                      ---------         ---------

Investing activities:
   Property and investment additions                                                   (375,477)          (20,413)
   Payment for acquisition of net assets, net of cash acquired                          (10,410)                -
   Payment for intangible assets including goodwill                                     (50,413)                -
   Available for sale securities sold                                                         -             5,345
                                                                                      ---------         ---------
                                                                                       (436,300)          (15,068)
                                                                                      ---------         ---------

Financing activities
   Dividends paid                                                                       (21,667)          (18,072)
   Common stock issued                                                                        -             3,680
   Increase (decrease) in short-term borrowings                                         221,325           (59,302)
   Subsidiary distributions to minority interests                                        (1,505)                -
   Change in long-term debt                                                             133,941            59,736
                                                                                      ---------         ---------
                                                                                        332,094           (13,958)
                                                                                      ---------         ---------

   Increase (decrease) in cash and cash equivalents                                       4,421             1,839

Cash and cash equivalents:
   Beginning of period                                                                   12,697             3,798
                                                                                      ---------         ---------
   End of period                                                                      $  17,118         $   5,637
                                                                                      =========         =========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
      Interest                                                                        $  32,931         $  17,979
      Income taxes                                                                    $  19,944         $   6,197

Stock dividend distribution to Black Hills Corporation, the parent company of
Black Hills Power, Inc. (Note 2)                                                      $  89,643         $       -


     The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.

                   Notes to Consolidated Financial Statements
                                   (unaudited)
        (Reference is made to Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K)

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

        Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2001, December 31, 2000 and September 30, 2000, financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

        The net operating results of discontinued operations are included in the Consolidated Statements of Income under the caption "Discontinued operations, net of income taxes" and are summarized as follows:

                                                   Three Months Ended                              Nine Months Ended
                                                      September 30                                    September 30
                                               2001                   2000                    2001                    2000
                                               ----                   ----                    ----                    ----
                                                                             (in thousands)
Revenue                                     $    -                    $377,468               $197,274                $893,231
Income before income taxes                       -                       4,857                  7,849                   8,442
Federal income taxes                             -                       1,573                  3,017                   2,383
Net income                                       -                       3,284                  4,832                   6,059


(3)     RECLASSIFICATIONS

        Certain 2000 amounts in the financial statements have been reclassified to conform to the 2001 presentation. These reclassifications did not have an effect on the Company's stockholder's equity or results of operations as previously reported.

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

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Management expects to adopt SFAS No. 143 effective January 1, 2003 and is currently evaluating the effects adoption will have on the Company's consolidated financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of

         Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. Management expects to adopt SFAS No. 144 effective January 1, 2002 and is currently evaluating the effects adoption will have on the Company's consolidated financial statements.

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

(6)      CHANGES IN LONG-TERM DEBT

         In conjunction with the closing of the Fountain Valley acquisition (Note 12), the Company issued long-term non-recourse project level financing. The debt matures July 1, 2006, has a floating interest rate (4.96 percent at September 30, 2001) and is collateralized by a mortgage on the project's land and facilities, leases and rights, including rights to receive payments under long-term purchase power contracts.

         Other than the above transactions, the Company had no other material changes in its consolidated indebtedness, as reported in Notes 6 and 7 of the Company's 2000 Annual Report on Form 10-K.

 (7)     COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:


                                                               Three Months Ended                        Nine Months Ended
                                                                  September 30                             September 30
                                                            2001                 2000                2001                 2000
                                                            ----                 ----                ----                 ----
                                                                                      (in thousands)

Net income                                                 $8,258              $16,330             $49,310              $33,462
Other comprehensive income:
  Initial impact of adoption of SFAS 133,
    net of minority interest                                    -                    -             (4,880)                    -
  Fair value adjustment on derivatives
    designated as cash flow hedges, net of
    minority interest                                      (5,355)                   -             (6,321)                    -
                                                           ------              -------            -------               -------

Comprehensive income                                       $2,903              $16,330            $38,109               $33,462
                                                           ======              =======            =======               =======

(8)      RELATED-PARTY TRANSACTIONS

         Receivables

         The Company had an unsecured line of credit extended to Black Hills FiberCom LLC, an indirect subsidiary of the Parent, which was due on demand. Outstanding advances were $0 at September 30, 2001 and $87.8 million as of December 31, 2000. Interest income received on the note for the three months ended September 30, 2001 and 2000 was $512,000 and $412,000 respectively, and for the nine months ended September 30, 2001 and 2000 was $4.1 million and $436,000 respectively. The Company also has a line of credit extended to the Parent Company, which is due on demand. Outstanding advances were $31.1 million at September 30, 2001 and $0 at December 31, 2000. Interest income received on the note was $237,000 for the three and nine month periods ended September 30, 2001 and $0 in the same period for the year 2000. Advances under these notes bear interest at a variable rate that does not exceed prime and is receivable monthly.

         In addition, the Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $3.4 million and $1.4 million as of September 30, 2001 and December 31, 2000, respectively.

         Note Payable

         The Company has an unsecured line of credit with Black Hills Generation, an indirect subsidiary of the Parent, which is due on demand. Borrowings under the note were $402.0 million at September 30, 2001 and $0 at December 31, 2000. Interest expense was $3.1 million for the three and nine month periods ended September 30, 2001 and $0 for the same periods ended September 30, 2000. These borrowings bear interest at a variable rate that does not exceed prime and is payable monthly.

         The Company also had an unsecured line of credit with Wyodak, an indirect subsidiary of the Parent, which was due on demand. Borrowings under this note were $0 at September 30, 2001 and $98.6 million at December 31, 2000. Interest expense for the three months ended September 30, 2001 and 2000 was $705,000 and $1.4 million, respectively and $5.0 million and $1.4 million for the nine months ended September 30, 2001 and 2000. These borrowings bear interest at a variable rate that does not exceed prime and is payable monthly.

         Other Payables

         The Company has accounts payable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $3.4 million at September 30, 2001 and $3.8 million at December 31, 2000.

         Other Balances and Transactions

         In addition to the notes described above, the Company purchased natural gas to fuel its combustion turbine from Enserco Energy, an indirect subsidiary of the Parent. The amounts purchased during the three month period and nine month periods ended September 30, 2001 were approximately $3.0 million and $14.0 million, respectively, and are included in "Fuel and purchased power" on the Consolidated Statements of Income.

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

         The Company's operations are now conducted through two business segments. As of September 30, 2001, substantially all of the Company's operations and assets are located within the United States. The two segments consist of: Electric, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Independent Power, which produces and sells electricity in a number of markets, with strong emphasis in the western United States. Independent Power's operations were not significant to the Company until the Indeck Capital acquisition in the third quarter of 2000.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2000 Annual Report on Form 10-K. Segment information included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income is as follows (in thousands):



                               External                  Inter-segment
                           Operating Revenues          Operating Revenues             Net Income
Quarter to Date
September 30, 2001
Electric                         $43,518                   $       -                     $7,929
Independent power                 21,224                           -                        329
                                 -------                   ---------                     ------

Total                            $64,742                   $       -                     $8,258
                                 =======                   =========                     ======

                               External                  Inter-segment
                          Operating Revenues          Operating Revenues              Net Income
Quarter to Date
September 30, 2000

Electric                         $48,607                   $       -                    $10,105
Independent power                 27,155                           -                      2,941
                                 -------                   ---------                    -------

Total                            $75,762                   $       -                    $13,046
                                 =======                   =========                    =======

                               External                  Inter-segment
                          Operating Revenues          Operating Revenues              Net Income
Year to Date
September 30, 2001

Electric                        $175,698                   $       -                    $42,053
Independent power                 61,746                           -                      2,425
                                --------                   ---------                    -------

Total                           $237,444                   $       -                    $44,478
                                ========                   =========                    =======

                              External                   Inter-segment
                          Operating Revenues          Operating Revenues              Net Income
Year to Date
September 30, 2000

Electric                        $117,805                   $       -                    $24,462
Independent power                 27,155                           -                      2,941
                                --------                   ---------                    -------

Total                           $144,960                   $       -                    $27,403
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

(11)     PRICE RISK MANAGEMENT

         Non-trading Energy Activities

         The Company acquired several fixed-for-float swaps as part of the Las Vegas Co-generation acquisition (Note 12) completed on August 31, 2001. These swaps fixed the price for an index price gas purchase agreement. The swaps hedge the natural gas purchase price for 5,000 Mmbtus per day through April 30, 2010. The fair value of these swaps at acquisition closing was $8.6 million.

         At acquisition closing, the swaps were designated as cash flow hedges, properly documented, and effectiveness testing established. The critical terms of the hedge match the critical terms of the hedged item so no ineffectiveness can be expected. At quarter-end, the hedges met effectiveness testing and retained their cash flow hedge status.

         At September 30, 2001, the change in fair value of the swaps was not significant. No adjustments were made to the fair value of the derivative instrument on the balance sheet, no adjustments were made to other comprehensive income, and no earnings impact was recorded.

         Financing Activities

         To reduce risk from fluctuations in interest rates, the Company enters into interest rate swap transactions. These transactions are used to hedge interest rate risk for variable rate debt financing. For such transactions, the Company utilizes hedge accounting per the requirements of SFAS 133. These transactions were identified as cash flow hedges, properly documented, and effectiveness testing established. At quarter-end, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At September 30, 2001, the Company had interest rate swaps with an average balance notional amount of $306 million, having a maximum term of ten years and a fair value of $(15.1) million. Because these hedges are fully effective (no time value or basis risk), the entire derivative fair value is recorded in other comprehensive income.

         At September 30, 2001, the Company had $697 million outstanding, floating-rate debt ($398 million is with related parties) of which $378 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

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

(12)     ACQUISITIONS

         In the second quarter of 2001, the Company's independent power subsidiary, Black Hills Energy Capital, closed on the purchase of the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility came on-line mid third quarter of 2001. The facility was purchased from Enron Corporation. Total cost of the project is approximately $183 million and has been financed primarily with non-recourse financing from Union Bank of California. The Company has obtained an 11-year contract with Public Service of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk.

         On August 31, 2001, Black Hills Energy Capital closed on the purchase of a 273 MW gas-fired co-generation power plant project located in North Las Vegas, Nevada from Enron North America, a wholly-owned subsidiary of Enron Corporation. The facility currently has a 51 MW co-generation power plant in operation. Most of the power from that facility is under a long-term contract expiring in 2024. The Company has sold 50% of this power plant to another party, however, under generally accepted accounting principles the Company is required to consolidate 100% of this plant. The project also has a 222 MW combined-cycle expansion under way, which is 100%-owned by the Company. The facility is scheduled to be fully operational in the third quarter of 2002 and will utilize LM-6000 technology. The power of the expansion is also under a long-term contract which expires in 2017. This contract for the expansion requires the purchaser to provide fuel to the power plant when it is dispatched. The cost for the entire facility is expected to be approximately $330 million and the Company is in the process of obtaining long-term financing, which is expected to be primarily non-recourse project debt.

         The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $205 million has been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. Fair values in the allocation include assets acquired of approximately $157 million (excluding goodwill and other intangibles) and liabilities assumed of approximately $2 million. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of the acquisition. Should new or additional facts about the acquisitions become available within one year of the date of acquisition, any changes to the preliminary estimates will be reflected as an adjustment to goodwill. The purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $50 million, which was recorded as long-lived intangible assets and goodwill. Operating activities of the acquired company have been included in the accompanying consolidated financial statements since the acquisition date.

ITEM 2.  RESULTS OF OPERATIONS

         Consolidated Results

         Consolidated earnings were $8.3 million and $16.3 million for the three month periods ended September 30, 2001 and 2000, respectively and $49.3 million and $33.5 million for the nine months ended September 30, 2001 and 2000. Consolidated earnings from continuing operations for the nine months ended September 30, 2001 were $44.5 million compared to $27.4 million for the same period of the prior year. As discussed in Note 2 of Notes to Consolidated Financial Statements, during the quarter ended March 31, 2001, the Company distributed ownership interest in Wyodak to its parent company, Black Hills Corporation. The consolidated financial statements have been restated to reflect the continuing operations of the Company for all periods presented.

         The decrease in earnings for the three month period ended September 30, 2001 can be attributed to a decline in energy prices and off-system sales. The increase in earnings from continuing operations for the nine month period ended September 30, 2001 was primarily driven by expanded power generation and increased wholesale off-system utility sales. Unusual energy market conditions in the United States contributed to our strong financial performance. Energy prices decreased substantially beginning in June 2001.

         Consolidated revenues for the three months ended September 30, 2001 were $64.7 million compared to $75.8 million for the same period of the prior year. Consolidated revenues from continuing operations were $237.4 million and $145.0 million for the nine month period ended September 30, 2001 and 2000, respectively. The growth in revenues year-to-date was a result of high electric energy prices, primarily as a result of extreme price volatility in the western markets, and increases in off-system sales by our electric utility.

         Our electric utility has continued to produce modest growth in revenue and earnings from the retail business over the past two years. We believe that this trend is stable and that, absent unplanned system outages, it will continue for the next several years due to the extension of our electric utility's rate freeze until January 1, 2005. The share of the utility's future earnings generated from wholesale off-system sales will depend on many factors, including native load growth, plant availability and commodity prices in available markets. We expect that earnings growth from the independent power production segment over the next few years will be driven primarily by our continued expansion of generation facilities.

Electric Utility

                                        Three Months Ended                           Nine Months Ended
                                           September 30                                September 30
                                    2001                  2000                   2001                  2000
                                    ----                  ----                   ----                  ----
                                                                (in thousands)
Revenue                             $43,518               $48,607              $175,698                $117,805
Operating income                     15,246                18,613                73,221                  45,238
Net income                            7,929                10,105                42,053                  24,462
EBITDA*                              18,692                22,465                85,038                  56,867


*EBITDA represents earnings before interest, income taxes, depreciation and amortization.

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

Electric utility revenues decreased 11 percent and increased 49 percent for the three and nine month periods ended September 30, 2001, respectively, compared to the same periods in the prior year. Earnings from the electric utility decreased $2.2 million and increased $17.6 million for the three and nine month periods ended September 30, 2001, respectively. Increased year-to-date earnings were driven by off-system sales in the wholesale markets; average prices were approximately double the nine-month average price received compared to the same period of the prior year. However, in June 2001, wholesale electricity prices decreased in response to changes in western energy market conditions. Average prices received for off-system sales for the three month period decreased 32 percent compared to the same period in 2000. Off-system megawatt hours sold decreased 11 percent for the three months and increased 64 percent for the nine months ended September 30, 2001 compared to the same periods in 2000. In addition, the electric utility had modest gains in firm residential and commercial electric sales and a reduction of reserves in the third quarter related to reduced exposure in the stabilizing western markets. These increases were partially offset by higher fuel and operating costs associated with operation of the gas turbines and other power plant operations, and higher purchased power costs.

The following table provides certain operating statistics.

                                                Three Months Ended                    Nine Months Ended
                                                   September 30                         September 30
                                             2001               2000               2001              2000
                                             ----               ----               ----              ----
Firm (system) sales - MWh                   537,000            519,000           1,527,000         1,477,000
Off-system sales - MWh                      211,000            237,000             761,000           465,000


Independent Power Production

                                                Three Months Ended                    Nine Months Ended
                                                   September 30                         September 30
                                             2001               2000             2001                 2000
                                             ----               ----             ----                 ----
Revenue                                    $21,224            $27,155           $61,746             $27,155
Operating income                           $ 7,670            $17,831           $24,448             $17,831
Net income                                 $   329            $ 2,941           $ 2,425             $ 2,941
EBITDA                                     $12,592            $ 9,506           $33,946             $ 9,506


Earnings from Independent power operations were affected by lower power prices in the West and lower-than-normal water flows at hydro plants in New York.

Early in the second quarter of 2001, we closed on the purchase of the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility came on-line mid third quarter of 2001. In addition, we obtained an 11-year contract with Public Service of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk.

During the third quarter of 2001, Black Hills Energy Capital closed on the purchase of a 273 MW gas-fired co-generation power plant project located in North Las Vegas, Nevada. The facility currently has a 51 MW co-generation power plant in operation. Most of the power from that facility is under a long-term contract expiring in 2024. The Company has sold 50% of this power plant to another party. The project also has a 222 MW combined-cycle expansion under way, which is 100%-owned by the Company. The facility is scheduled to be fully operational in the third quarter of 2002 and will utilize LM-6000 technology. The power of the expansion is also under a long-term contract which expires in 2017. This contract for the expansion requires the purchaser to provide fuel to the power plant when it is dispatched.

Forward Looking Statements

The above information includes "forward-looking statements" as defined by the Securities and Exchange Commission. These statements concern the Company's plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included above that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words believe, intend, anticipate, estimate, aim, project and similar expressions are also intended to identify forward-looking statements. These forward-looking statements may include, among others, such things as expansion and growth of the Company's business and operations; future financial performance; future acquisition and development of power plants and business strategy. These forward-looking statements are based on assumptions which the Company believes are reasonable based on current expectations and projections about future events and industry conditions and trends affecting the Company's business. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from those contained in the forward-looking statements, including the following factors: prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition; changes in and compliance with environmental and safety laws and policies; weather conditions; population growth and demographic patterns; competition for retail and wholesale customers; market demand, including structural market changes; changes in tax rates or policies or in rates of inflation; changes in project costs; unanticipated changes in operating expenses or capital expenditures; capital market conditions; counterparty credit risk; technological advances; competition for new energy development opportunities; legal and administrative proceedings that influence the Company's business and profitability; and unanticipated developments in the western power markets, including unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on amounts due, adverse changes in current or future litigation and adverse changes in the tariffs of the California Independent System Operator Corporation. Any such forward-looking statements should be considered in conjunction with the Company's most recent annual report on Form 10-K and its interim quarterly reports on Form 10-Q on file with the Securities and Exchange Commission. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Company to predict all such factors, or to the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

                             BLACK HILLS POWER, INC.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

              For information regarding legal proceedings, see Note 10 to the Consolidated Financial Statements in this Form 10-Q, the Company's 2000 Annual Report on Form 10-K and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Item 6.       Exhibits and Reports of Form 8-K

              None

                             BLACK HILLS POWER, INC.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                BLACK HILLS POWER, INC.


                           By:  /s/ Roxann R. Basham
                                ----------------------------------------------
                                Roxann R. Basham, Vice President - Controller (Principal Accounting Officer)


                           By:   /s/ Mark T. Thies
                                ----------------------------------------------
                                Mark T. Thies, Senior VP & CFO
                                (Principal Financial Officer)


Dated:   November 14, 2001