Form 10-K405
period 2001-12-31
BLACK HILLS POWER INC
filed 2002-03-29
CIK 12400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
X        EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

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

                                 YES X    NO
                                    -----    -----

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

              All outstanding shares are held by the Registrant's parent company, Black Hills Corporation.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at March 29, 2002
                  -----                         -----------------------------

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

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" as defined by the Securities and Exchange Commission. These statements concern our plans, expectations and objectives for future operations. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. The words "believe," "plan," "intend," "anticipate," "estimate," "project" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, such things as:

         o expansion and growth of our business and operations;
         o future financial performance;
         o future acquisition and development of power plants; and
         o business strategy.

     These forward-looking statements are based on assumptions, which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from those contained in the forward-looking statements, including the following factors:

       o prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition;
       o changes in and compliance with environmental and safety laws and policies;
       o    weather conditions;
       o    counterparty credit risk;
       o    population growth and demographic patterns;
       o    competition for retail and wholesale customers;
       o    pricing and transportation of commodities;
       o    market demand, including structural market changes;
       o    changes in tax rates or policies or in rates of inflation;
       o    changes in project costs;
       o    unanticipated changes in operating expenses or capital expenditures;
       o    capital market conditions;
       o    technological advances;
       o    competition for new energy development opportunities; and
       o legal and administrative proceedings that influence our business and profitability.

                                TABLE OF CONTENTS
                                                                           Page
ITEMS
1 & 2.   BUSINESS AND PROPERTIES.............................................4
             General.........................................................4
             Electric Utility................................................4
             Independent Power...............................................4

ITEM 3.  LEGAL PROCEEDINGS...................................................5

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................5

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS...............................................5

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................11

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................32

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....32

         SIGNATURES..........................................................35

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

We are an electric utility serving customers in South Dakota, Wyoming and Montana. We are incorporated in South Dakota and began providing electric utility service in 1941. We began selling and marketing various forms of energy on an unregulated basis in 1956. In 2000, we became a wholly owned subsidiary of Black Hills Corporation through a "plan of exchange" between us and Black Hills Corporation. Our power generation group produces and sells electricity in a number of markets, with a strong emphasis on the western United States.

Unless the context otherwise requires, references in this Form 10-K to "Black Hills Power," "we," "us" and "our" refer to Black Hills Power, Inc. and all of its subsidiaries collectively.

Electric Utility

We engage in the generation, transmission and distribution of electricity to approximately 59,200 customers in South Dakota, Wyoming and Montana. We own 395 megawatts of generating capacity with an additional 40 megawatts under construction. We also purchase 60 megawatts of capacity from PacifiCorp under a long-term power contract. In 2002, approximately 50 percent of our generating capacity will consist of coal-fired plants and 38 percent will be gas- or oil-fired, with the remaining 12 percent purchased from others.

Our revenue mix for 2001 was comprised of 31 percent wholesale off-system, 10 percent short-term contract wholesale, 22 percent commercial, 17 percent residential, 11 percent industrial, 8 percent long-term contract wholesale and 1 percent municipal sales. In 2001, our South Dakota customers accounted for 92 percent of our retail electric revenues. Our retail electric rates in South Dakota are subject to a five-year freeze expiring on January 1, 2005. Because our generation capacity typically exceeds our peak load demands, we rarely purchase power on the spot market during periods of peak usage, permitting us to preserve our low-cost rate structure for our retail customers. Off-system sales offer a means to optimize the utilization of our power supply sources by permitting us to sell capacity and energy in excess of our native load requirements to wholesale customers at market prices, which sometimes exceed our regulated retail rates. Wholesale off-system sales have represented an increasing percentage of our total revenues and net income. Although the demand for power in the western markets has eased from the record levels seen in the first half of 2001, further increases in the volume of off-system sales are expected in the future due to demand growth in the Rocky Mountain region and the early 2002 addition of 40 megawatts of gas-fired generating capacity.

We operate a transmission system of 447 miles of high voltage and 541 miles of lower voltage lines. In addition, we jointly own 43 miles of high voltage lines with Basin Electric Cooperative. Our system has the capability of connecting to either the eastern or western transmission systems, which provides us with access between the Western Systems Coordinating Council and the Mid-Continent Area Power Pool. This allows us the opportunity to improve system reliability and take advantage of power price differentials between the two electric grids.

Independent Power

Our independent power unit acquires, develops and expands unregulated power plants. We hold varying interests in operating gas-fired and hydroelectric independent power plants in California, Colorado, Massachusetts, Nevada and New York. We have a total net ownership interest of 553 megawatts, as well as minority interests in several power-related funds with a net ownership interest of 24 megawatts. We are in the process of acquiring or constructing an additional net ownership interest of approximately 274 megawatts of generation capacity, which is expected to be brought into service in 2002.

ITEM 3.  LEGAL PROCEEDINGS

There are currently no pending material legal proceedings to which we are a party. There are currently no pending material legal proceedings to which an officer or director is a party or has a material interest adverse to us or our subsidiaries. There are also no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which we are or would be a party.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

All of our common stock is held by our parent company, Black Hills Corporation. Accordingly, there is no established trading market for our common stock.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Results

Overview

Revenue and net income (loss) from continuing operations provided by each business group as a percentage of our total revenue and net income were as follows:

                              2001                2000              1999
                              ----                ----              ----
  Revenue:
     Electric utility          71%                 81%               100%
     Independent power         29                  19                  -
                              ---                 ---                ---
                              100%                100%               100%
                              ===                 ===                ===

  Net income (loss):
     Electric utility         105%                 92%               100%
     Independent power         (5)                  8                  -
                              ---                 ---                ---
                              100%                100%               100%
                              ===                 ===                ===

2001 Compared to 2000

Consolidated net income from continuing operations for 2001 was $43.3 million compared to $40.3 million in 2000. Consolidated revenues, expenses and operating income increased 41 percent, 54 percent and 24 percent, respectively, in 2001 compared to 2000.

Increased revenues, expenses and strong earnings in 2001 were primarily due to increased wholesale off-system electric utility sales and expanded power generation. 2001 was the first full year of operations for our independent power generation subsidiary. Unusual market conditions stemming from electricity shortages in the West also contributed to our strong financial performance in 2001.

Earnings in 2001 included a $4.4 million after-tax charge for financial exposure to Enron Corporation and certain of its subsidiaries now in bankruptcy. The exposure is primarily related to the value of a long-term swap to provide natural gas to a power plant.

2000 Compared to 1999

Consolidated net income from continuing operations for 2000 was $40.3 million compared to $27.3 million in 1999.

Earnings growth in 2000 was primarily due to increased wholesale off-system electric utility sales and expanded power generation. Unusual market conditions stemming from electricity shortages in the West contributed to our strong financial performance in 2000.

Consolidated revenues increased from $133.2 million in 1999 to $212.8 million in 2000 primarily as a result of price volatility in the western markets and the acquisition and growth of the power generation group.

Electric Utility

                               2001                 2000                1999
                               ----                 ----                ----
                                               (in thousands)
  Revenue                    $213,210             $173,308            $133,222
  Operating expenses          129,102              105,100              80,936
                             --------             --------            --------
  Operating income           $ 84,108             $ 68,208            $ 52,286
                             ========             ========            ========
  Net income                 $ 45,238             $ 37,105            $ 27,286
                             ========             ========            ========

We currently have a winter peak of 344 megawatts established in December 1998 and a summer peak of 392 megawatts established in August 2001. We own 395 megawatts of electric utility generating capacity and purchase an additional 65 megawatts under a long-term agreement (decreasing to 60 megawatts in 2002). An additional 40 megawatts of generating capacity is currently under construction.

2001 Compared to 2000

Electric revenue increased 23 percent in 2001 compared to 2000. The increase in electric revenue in 2001 was primarily due to a 78 percent increase in wholesale off-system sales at an average price that was 27 percent higher than the average price in 2000. The increase in off-system sales was driven by high spot market prices for energy in early 2001, which enabled us to generate more energy from our combustion turbine facilities, including the Neil Simpson combustion turbine, which we placed into commercial operation in June 2000. Megawatt-hours generated from our oil-fired diesel and natural gas-fired combustion turbines were 440,368 in 2001, compared to 305,767 in 2000. Historically, market prices were not sufficient to support the economics of generating from these facilities, except to meet peak demand and as standby use for native load requirements.

Firm kilowatt-hour sales increased 2 percent in 2001. Residential and commercial sales increases of 3 percent in 2001 were partially offset by a slight decrease in industrial sales, primarily due to load reductions at Homestake Gold Mine. Degree days, a measure of weather trends, were 3 percent below normal in 2001 and 4 percent below 2000.

Revenue per kilowatt-hour sold was 7.0 cents in 2001 compared to 6.4 cents in 2000. The number of customers in the service area increased to 59,237 from 58,601 in 2000. The increase in the revenue per kilowatt-hour sold in 2001 is due to a 41 percent increase in wholesale off-system sales to 965,030 megawatt-hours and strong wholesale power prices.

Electric utility operating expenses increased 23 percent in 2001 primarily due to a 29 percent increase in purchased power costs and a 14 percent increase in the average cost of generation. The increase in the average cost of generation was primarily associated with the operation of certain gas-fired combustion turbines.

In addition, 2001 results include a $2.0 million after-tax charge related to a contribution to the newly formed Black Hills Corporation Foundation. This Foundation was created to enhance our longstanding practice of giving back to our communities. Through the Foundation, we may strengthen our service to our valued customers and fellow citizens for generations to come.

2000 Compared to 1999

Electric revenue increased 30 percent in 2000 compared to 1999. The increase in electric revenue in 2000 was primarily due to a 381 percent increase in wholesale off-system sales at an average price that was 3 times higher than the average price in 1999. The increase in off-system sales was driven by high spot market prices for energy in late 2000, which enabled us to generate more energy from our combustion turbine facilities, including the Neil Simpson combustion turbine, which we placed into commercial operation in June 2000. Megawatt-hours generated from our oil-fired diesel and natural gas-fired combustion turbines were 305,767 in 2000 compared to 25,882 in 1999.

Firm kilowatt-hour sales increased 3 percent. Residential and commercial sales increases of 4 percent were partially offset by a 2 percent decrease in industrial sales, primarily due to load reductions at Homestake Gold Mine. Degree days, a measure of weather trends, were 16 percent above 1999 and 1 percent above normal.

Revenue per kilowatt-hour sold was 6.4 cents in 2000 compared to 5.4 cents in 1999. The number of customers in the service area increased to 58,601 in 2000 from 57,709 in 1999. The increase in the revenue per kilowatt-hour sold in 2000 is due to a 54 percent increase in wholesale off-system sales to 684,378 megawatt-hours and robust wholesale power prices.

Electric utility operating expenses increased by 30 percent in 2000 primarily due to increased fuel, purchased power, and operating and maintenance expenses, partially offset by lower depreciation. Fuel expense in 2000 included the cost associated with the additional combustion turbine generation.

Independent Power

                                   2001                        2000*
                                   ----                        ----
                                            (in thousands)

       Revenue                      $87,811                    $39,502
       Expenses                      61,980                     19,135
                                    -------                    -------
       Operating income             $25,831                    $20,367
                                    =======                    =======
       Net income (loss)            $(1,964)                   $ 3,173
                                    =======                    =======
---------------
  * Year 2000 results are for the partial period July 7, 2000, the date of the acquisition of Indeck Capital, Inc., through December 31, 2000.

2001 Compared to 2000

The year 2001 reflects the first full year of operations of our power generation group and our continued expansion of generation facilities. Revenues more than doubled in 2001 compared to 2000. We now own 577 net megawatts in currently operating plants compared to 250 net megawatts at December 31, 2000. Of these 577 net megawatts, approximately 88 percent are under contracts or tolling arrangements with at least one year remaining, whereby the purchaser assumes the fuel risk. An additional 274 megawatts of generating capacity is currently under construction. Substantially all of this output will be sold pursuant to existing long-term contracts.

Expenses increased more than three times in 2001 compared to 2000 due to the expansion of the generating capacity, reserves taken for exposure to western power markets and a $4.4 million after-tax charge for the Enron exposure.

Earnings in 2001 decreased $5.1 million in 2001 compared to 2000. The increased production capacity was offset by the charge taken for the Enron exposure, reserves for exposure to the western power markets and reduced water flow at hydro power plants in New York.

2000 Compared to 1999

We were not involved in the independent power generation business in 1999. In July 2000, we completed the acquisition of Indeck Capital, representing the beginning of our position in the power generation business. At December 31, 2000, we owned 250 net megawatts of generation in operating plants and had 340 megawatts of generating capacity under construction.

Discontinued Operations

During the quarter ended March 31, 2001, we distributed a non-cash dividend to our parent company, Black Hills Corporation (the Parent). The dividend included 50,000 common shares of Wyodak Resources Development Corporation (Wyodak), which represents 100 percent ownership of Wyodak. We therefore no longer operate in the coal production segment, oil and natural gas production segment, fuel marketing segment or communications as we had indirectly owned the companies operating in these segments through our ownership of Wyodak. As a result, our only subsidiary is Black Hills Energy Capital and its subsidiaries. Our investment in Wyodak at the time of the distribution was $89.6 million.

The consolidated financial statements and notes to consolidated financial statements have been restated to reflect our continuing operations for all periods presented. The assets and liabilities of Wyodak are shown in the Consolidated Balance Sheets under the captions "Assets of discontinued operations" and "Liabilities of discontinued operations".

The net operating results of discontinued operations are included in the Consolidated Statements of Income under the caption "Discontinued operations, net of income taxes" and are summarized as follows:

                                    2001*          2000           1999
                                    ----           ----           ----
                                              (in thousands)
  Revenue                         $197,274     $1,425,675        $658,653
  Income before income taxes         7,849         20,345          13,124
  Federal income taxes               3,017          7,775           3,343
  Net income                         4,832         12,570           9,781
--------------------------------
*Includes only one month of operations

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations and financial results are impacted by numerous factors including, but not limited to, commodity price risk, interest risk and counterparty risk. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions. Hedging transactions involve the use of a variety of derivative financial instruments. Our risk management policies place controls on these activities.

We have adopted Risk Management Policies and Procedures, approved by our Board of Directors, and routinely reviewed by the Audit Committee of the Board of Directors. Our Risk Management Policies and Procedures include, but are not limited to, risk tolerance levels relating to authorized derivative financial instruments, position limits, authorization of transactions and credit exposure.

Energy Activities

We acquired several natural gas swaps when we completed the Las Vegas Cogeneration acquisition on August 31, 2001 (Note 16). The project has a long-term fixed price power sales agreement and an index-priced natural gas purchase contract for 5,000 MMBtus per day through April 30, 2010. These swaps fix the long-term purchase price of the index-priced natural gas purchase contract. At acquisition close, the fair value of these swaps was approximately

$6.0 million. These swaps were executed with Enron North America Corp. (Enron), which is currently in bankruptcy proceedings.

These swaps are derivatives under Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." We elected to treat these derivatives as cash flow hedges so that any gains or losses on the fair values of the swaps could be deferred and subsequently recognized when the underlying hedged natural gas was consumed in the plant. The swaps were properly documented and met the criteria for cash flow hedges.

During the fourth quarter of 2001, we determined that it was probable that Enron would default on its obligations to us in conjunction with these swaps. Upon that determination, we ceased to account for these swaps as cash flow hedges. As a result, we recognized a $6.0 million pre-tax valuation reserve in recognition of Enron's probable performance default and resulting consequence that we would not receive payment for these amounts.

Financing Activities

We engage in activities to manage risks associated with changes in interest rates. We have entered into floating-to-fixed interest rate swap agreements to reduce our exposure to interest rate fluctuations associated with our floating rate debt obligations. At December 31, 2001, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At December 31, 2001, we had $216.4 million of notional amount floating-to-fixed interest rate swaps, having a maximum term of five years and a fair value of $(12.7) million. These hedges are substantially effective and any ineffectiveness was immaterial.

In addition to the above interest rate swaps, we have entered into a $100 million forward starting floating-to-fixed interest rate swap to hedge the anticipated floating rate debt financing related to our Las Vegas Cogeneration expansion. The forward starting period for the swap is the second quarter of 2002, with a term of ten years. The swap will terminate and cash settle on its forward starting date, based on the fair market value of the swap at the starting date. At December 31, 2001, the swap had a fair market value of $2.3 million. The hedge has met effectiveness criteria. Upon completion of the long-term financing of the project, any gain or loss on the fair market value of the swap is anticipated to be amortized over the life of the long-term financing.

On January 1, 2001 (the transition adjustment date for SFAS 133 adoption) and on December 31, 2001, our interest rate swaps and related balances were as follows (in thousands):


                                Weighted
                                 Average                                                                               Accumulated
                   Current        Fixed      Maximum                                                                      Other
                   Notional     Interest     Terms in      Current       Non-current      Current     Non-current     Comprehensive
                    Amount        Rate        Years        Assets         Assets       Liabilities   Liabilities      Income (Loss)
                    ------        ----        -----        ------         ------       -----------   -----------      -------------
January 1, 2001
Swaps on project
  financing         $127,416     7.38%          5           $   -        $   265         $  2,440         $5,332       $ (7,507)
                    ========                                =====        =======         ========         ======       ========

December 31, 2001

Swaps on project
  financing         $316,397     5.85%          4           $   -         $5,746          $10,212         $5,949       $(10,415)
                    ========                                =====         ======          =======         ======       ========

We anticipate a portion of unrealized losses recorded in accumulated other comprehensive income will be realized as increased interest expense in 2002. Based on December 31, 2001 market interest rates, $10.2 million will be realized as additional interest expense during 2002. Estimated and realized amounts will likely change during 2002 as market interest rates change.

At December 31, 2001, we had $743.4 million of outstanding, floating rate debt ($447.1 million is with a related party), of which $427.0 million was not offset with interest rate swaps transactions that effectively convert the debt to fixed rate. The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our short-term investments and long-term debt obligations, including current maturities (in thousands).

                                   2002         2003         2004          2005          2006        Thereafter        Total

Cash equivalents
    Fixed rate                     $14,832    $      -      $      -      $      -    $        -       $      -        $ 14,832

Long-term debt
    Fixed rate                     $18,042    $  3,095      $  1,986      $  1,991    $    1,996       $128,214        $155,324
    Average interest rate           6.97%        9.28%         9.44%         9.45%         9.46%          8.26%            8.18%

    Variable rate (a)              $17,839      $19,301       $21,126       $22,674      $135,285       $ 79,646         $295,871
    Average interest rate           3.45%        3.45%         3.45%         3.45%         3.32%          3.48%            3.40%

       Total long-term debt        $35,881      $22,396       $23,112       $24,665      $137,281       $207,860         $451,195
       Average interest rate        5.22%        4.25%         3.97%         3.94%         3.41%          6.43%            5.04%


(a) Approximately 74 percent of the variable rate debt has been hedged with interest rate swaps moving the floating rates to fixed rates with an average interest rate of 5.85 percent.

Credit Risk

Credit risk relates to the risk of financial loss resulting from non-performance of contractual obligations by a counterparty. We maintain credit policies with regards to our counterparties that we believe limits our overall credit risk.

We attempt to mitigate our credit risk by conducting a majority of our business with investment grade companies, obtaining netting agreements where possible and securing its exposure with less creditworthy counterparties through parental guarantees, prepayments and letters of credit.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Public Accountants                        11

         Consolidated Statements of Income
           for the three years ended December 31, 2001                   12

         Consolidated Balance Sheets as of December 31, 2001 and 2000    13

         Consolidated Statements of Cash Flows
            for the three years ended December 31, 2001                  14

         Consolidated Statements of Common Stockholder's Equity
            for the three years ended December 31, 2001                  15

         Notes to Consolidated Financial Statements                      16-32



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Black Hills Power, Inc.:

We have audited the accompanying consolidated balance sheets of Black Hills Power, Inc. (a South Dakota corporation and wholly owned subsidiary of Black Hills Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black Hills Power, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Arthur Andersen LLP

Minneapolis, Minnesota,
March 22, 2002


                             BLACK HILLS POWER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                                            2001               2000               1999
                                                                    ----               ----               ----
                                                                                  (in thousands)
Operating revenues                                                 $301,021           $212,810           $133,222
                                                                   --------           --------           --------

Operating expenses:
    Fuel and purchased power                                         77,055             57,584             31,556
    Operations and maintenance                                       41,999             26,258             20,970
    Administrative and general                                       28,700             14,721              6,330
    Depreciation, depletion and amortization                         31,703             18,612             15,552
    Taxes, other than income taxes                                   11,625              7,060              6,528
                                                                   --------           --------           --------
                                                                    191,082            124,235             80,936
                                                                   --------           --------           --------

Operating income                                                    109,939             88,575             52,286
                                                                   --------           --------           --------

Other income (expense):
    Interest expense                                                (44,584)           (25,329)           (13,830)
    Interest income                                                   5,239              5,758              1,190
    Other, net                                                          883              5,195                 86
                                                                   --------           --------           --------
                                                                    (38,462)           (14,376)           (12,554)
                                                                   --------           --------           --------

Income from continuing operations before minority
   interest and income taxes                                         71,477             74,199             39,732
Minority interest                                                    (4,186)           (11,338)                 -
Income taxes                                                        (24,017)           (22,583)           (12,446)
                                                                   --------           --------           --------

          Income from continuing operations                          43,274             40,278             27,286
Discontinued operations, net of income taxes
   (Note 2)                                                           4,832             12,570              9,781
                                                                   --------           --------           --------

Net income                                                         $ 48,106           $ 52,848           $ 37,067
                                                                   ========           ========           ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                           CONSOLIDATED BALANCE SHEETS
At December 31,                                                                      2001                 2000
                                                                                     ----                 ----
                                                                                (in thousands, except share amounts)
                                   ASSETS
Current assets:
    Cash and cash equivalents                                                    $   14,832           $   12,697
    Receivables (net of allowance for doubtful accounts of $2,677 and $542, respectively) -
      Customers                                                                      26,352               19,339
      Related party                                                                   9,457               89,203
      Other                                                                           5,982               19,653
    Materials, supplies and fuel                                                     10,399               10,703
    Prepaid expenses                                                                  9,822                6,788
    Assets of discontinued operations (Note 2)                                            -              247,548
                                                                                 ----------           ----------
                                                                                     76,844              405,931
                                                                                 ----------           ----------

Investments                                                                          51,543               42,397
                                                                                 ----------           ----------
Property and equipment                                                            1,251,630              817,728
    Less accumulated depreciation and depletion                                    (240,472)            (207,805)
                                                                                 ----------           ----------
                                                                                  1,011,158              609,923
                                                                                 ----------           ----------
Other assets:
    Regulatory asset                                                                  4,071                4,134
    Goodwill and other intangible assets                                            109,719               35,897
    Other                                                                            16,239                9,644
                                                                                 ----------           ----------
                                                                                    130,029               49,675
                                                                                 ----------           ----------
                                                                                 $1,269,574           $1,107,926
                                                                                 ==========           ==========
                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current maturities of long-term debt                                         $   35,881           $   13,960
    Notes payable                                                                       450               86,000
    Notes payable - related party                                                   447,125               98,631
    Accounts payable                                                                 13,271               12,734
    Accounts payable - related party                                                  4,385                3,756
    Accrued liabilities                                                              16,929               20,336
    Derivative liabilities                                                           10,212                    -
    Liabilities of discontinued operations (Note 2)                                       -              163,862
                                                                                 ----------           ----------
                                                                                    528,253              399,279
                                                                                 ----------           ----------
Long-term debt, net of current maturities                                           415,314              307,092
                                                                                 ----------           ----------
Deferred credits and other liabilities:
    Federal income taxes                                                             61,239               54,706
    Regulatory liability                                                              6,249                7,203
    Other                                                                            17,255                9,459
                                                                                 ----------           ----------
                                                                                     84,743               71,368
                                                                                 ----------           ----------

Minority interest in subsidiaries                                                    19,536               37,963
                                                                                 ----------           ----------
Commitments and contingencies (Notes 11, 12 and 16)

Preferred stock:
     $100 par value, cumulative preferred stock; 270,000 shares authorized;
       0 shares issued and outstanding                                                    -                    -
     No par value, cumulative preferred stock; 400,000 shares authorized;
       0 shares issued and outstanding                                                    -                    -

Common stock equity:
    Common stock $1 par value; 50,000,000 shares authorized;
      Issued: 23,416,396 shares in 2001 and 2000                                     23,416               23,416
    Additional paid-in capital                                                       80,961               77,326
    Retained earnings                                                               121,875              191,482
    Accumulated other comprehensive (loss)                                           (4,524)                   -
                                                                                 ----------           ----------
                                                                                    221,728              292,224
                                                                                 ----------           ----------

                                                                                 $1,269,574           $1,107,926
                                                                                 ==========           ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                                 2001              2000             1999
                                                                         ----              ----             ----
                                                                                     (in thousands)
Operating activities:
    Net income                                                         $ 48,106          $ 52,848          $ 37,067
    Income from discontinued operations                                  (4,832)          (12,570)           (9,781)
    Principal non-cash items-
        Depreciation, depletion and amortization                         31,703            18,612            15,552
        Provision for valuation allowances                                8,135               279                12
        Gain on sales of assets                                               -            (3,736)                -
        Deferred income taxes                                             4,522             1,293             1,121
        Minority interest                                                 4,186            11,338                 -
     Change in operating assets and liabilities-
        Accounts receivable                                               4,695            (9,461)           (7,626)
        Other current assets                                             (2,259)           (4,725)             (177)
        Accounts payable                                                    118            10,331                27
        Accrued liabilities                                              (3,407)            1,882             1,631
        Other, net                                                       (1,044)           (6,718)             (319)
                                                                       --------         ---------          --------
                                                                         89,923            59,373            37,507
                                                                       --------         ---------          --------

Investing activities:
     Property, plant and equipment additions                           (316,809)          (46,975)          (31,714)
     Payment for acquisition of net assets, net of cash acquired       (199,001)          (28,688)                -
     Payment for acquisition of minority interest                       (16,676)                -                 -
     Increase in investments                                                  -           (10,377)                -
     Notes receivable from associated companies, net                     81,134           (87,835)          (52,646)
     Proceeds from sales of assets                                            -             5,500                 -
     Available-for-sale securities purchased                                  -                 -            (8,203)
     Available-for-sale securities sold                                       -             5,345            13,049
                                                                       --------          --------         ---------
                                                                       (451,352)         (163,030)          (79,514)
                                                                       --------          --------         ---------
Financing activities:
    Dividends paid on common stock                                      (28,070)          (23,527)          (22,602)
    Common stock issued                                                       -             3,852               424
    Increase in short-term borrowings, net                              262,944            84,379            60,000
    Long-term debt - issuance                                           144,103            60,082                 -
    Long-term debt - repayments                                         (13,960)           (1,330)           (1,330)
    Subsidiary distributions to minority interests                       (1,453)          (10,900)                 -
                                                                       --------          --------         ---------
                                                                        363,564           112,556            36,492
                                                                       --------          --------         ---------

      Increase in cash and cash equivalents                               2,135             8,899            (5,515)

Cash and cash equivalents:
    Beginning of year                                                    12,697             3,798             9,313
                                                                       --------          --------         ---------
    End of year                                                        $ 14,832          $ 12,697         $   3,798
                                                                       ========          ========         =========

Supplemental disclosure of cash flow information:

    Cash paid during the period for-
      Interest                                                          $44,820           $26,258           $13,701
      Income taxes                                                      $22,891           $16,427           $11,113

Noncash net assets acquired through issuance of common and
  preferred stock (Note 16)                                             $ 3,635           $34,493           $     -

Stock dividend distribution to Black Hills Corporation, the
  parent company of Black Hills Power, Inc. (Note 2)                    $89,643           $     -           $     -


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY


                                                                                                  Accumulated
                                            Common Stock         Additional                           Other
                                       ------------------------    Paid-In        Retained       Comprehensive
                                         Shares      Amount        Capital        Earnings            Loss               Total
                                         ------      ------        -------        --------            ----               -----
                                                                               (in thousands)
Balance at
December 31, 1998                        21,719     $ 21,719     $ 40,254        $ 147,774         $         -          $209,747
                                         ------     --------     --------        ---------         -----------          --------
Comprehensive Income:
   Net income                                 -            -            -           37,067                   -            37,067
                                         ------     --------     --------        ---------         -----------          --------
     Total comprehensive income               -            -            -           37,067                   -            37,067

Dividends on common stock                     -            -            -          (22,602)                  -           (22,602)
Issuance of common stock                     20           20          404                -                   -               424
                                         ------     --------     --------        ---------         -----------          --------

Balance at
December 31, 1999                        21,739       21,739       40,658          162,239                   -           224,636
                                         ------     --------     --------        ---------         -----------          --------
Comprehensive Income:
   Net income                                 -            -            -           52,848                   -            52,848
                                         ------     --------     --------        ---------         -----------          --------
      Total comprehensive income              -            -            -           52,848                   -            52,848

Dividends on preferred stock                  -            -            -             (78)                   -               (78)
Dividends on common stock                     -            -            -         (23,527)                   -           (23,527)
Issuance of common stock                    140          140        4,428               -                    -             4,568
Issuance of common stock
  for acquisition                         1,537        1,537       32,240               -                    -            33,777
                                         ------     --------     --------        --------          -----------          --------

Balance at
December 31, 2000                        23,416       23,416       77,326         191,482                    -           292,224
                                         ------     --------     --------        --------          -----------          --------
Comprehensive Income:
   Net income                                 -            -            -          48,106                    -            48,106
   Unrealized loss on mark to
     market interest rate swaps               -            -            -               -               (1,597)           (1,597)

   Initial impact of adoption of
     SFAS 133, net of minority
       interest                               -            -            -               -               (2,927)           (2,927)
                                         ------     --------    ---------        --------           ----------         ---------
     Total comprehensive income               -            -            -          48,106               (4,524)           43,582

Dividends on common stock                     -            -            -         (28,070)                   -           (28,070)
Earnout consideration on
  acquisition                                 -            -        3,635               -                    -             3,635
Stock distribution to parent                  -            -            -         (89,643)                   -           (89,643)
                                         ------     --------    ---------        --------           ----------          --------
Balance at December 31, 2001             23,416     $ 23,416    $  80,961        $121,875           $   (4,524)         $221,728
                                         ======     ========    =========        ========           ==========          ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

(1)      BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc. and its subsidiary (the Company) operate in two primary operating groups: regulated electric utility and non-regulated power generation. Black Hills Power operates the public utility operations. The Company operates its power generation business through its direct subsidiary, Black Hills Energy Capital.

During 2000, the Company became a wholly owned subsidiary of Black Hills Corporation through a "plan of exchange" between the Company and Black Hills Corporation. The "plan of exchange" provided that each share of the Company's common stock would be exchanged for one share of common stock of the holding company. As a result:

o all common shareholders of Black Hills Power, Inc. became shareholders of Black Hills Corporation, the holding company;

o Black Hills Power, Inc. became a wholly owned subsidiary of Black Hills Corporation;

o The debt securities and other financial obligations of Black Hills Power, Inc. remain its obligations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowance for uncollectable accounts receivable, realization of market value of derivatives due to commodity risk, intangible asset valuations and useful lives, employee benefits plans and contingencies. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries and certain subsidiaries in which the Company's ownership interest may be less than 50 percent but represents voting control. Generally, the Company uses equity accounting for investments of which it owns between 20 and 50 percent and investments in partnerships under 20 percent if the Company exercises significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

As discussed in Note 16, Black Hills Energy Capital made several acquisitions during 2001 and 2000. The Company's consolidated statements of income include operating activity of these companies beginning with their acquisition date.

The consolidated financial statements also include assets, liabilities and income from discontinued operations (see Note 2).

Minority Interest in Subsidiaries

Minority interest in the accompanying Consolidated Statements of Income represents the share of the income or loss of certain consolidated subsidiaries attributable to the minority shareholders of those subsidiaries. The minority interest in the accompanying Consolidated Balance Sheets reflect the amount of the underlying net assets of those certain consolidated subsidiaries attributable to the minority shareholders of those subsidiaries.

Regulatory Accounting

The Company's regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC). These accounting policies differ in some respects from those used by the Company's non-regulated businesses.

The Company's electric operations follow the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation," and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating its electric operations. As a result of the Company's 1995 rate case settlement, a 50-year depreciable life for Neil Simpson II is used for financial reporting purposes. If the Company were not following SFAS 71, a 35 to 40 year life would be more appropriate, which would increase depreciation expense by approximately $0.6 million per year. If rate recovery of generation-related costs becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to the Company's regulated generation operations. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that could restrict the Company's ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Materials, supplies and fuel are generally stated at the lower of cost or market on a first-in, first-out basis.

Property, Plant and Equipment

The components of property, plant and equipment are as follows, at December 31:

                                       2001                     2000
                                       ----                     ----
                                              (in thousands)

     Electric utility               $  580,090                 $540,907
     Independent power                 671,540                  276,821
                                    ----------                 --------
                                    $1,251,630                 $817,728
                                    ==========                 ========

Additions to property, plant and equipment are recorded at cost when placed in service. Included in the cost of regulated construction projects is an allowance for funds used during construction (AFUDC) which represents the approximate composite cost of borrowed funds and a return on capital used to finance the project. The AFUDC was computed at an annual composite rate of 10.2, 9.7 and 8.3 percent during 2001, 2000 and 1999, respectively. In addition, the Company capitalizes interest, when applicable, on certain non-regulated construction projects. The amount of AFUDC and interest capitalized was $6.8 million, $1.0 million and $0.2 million in 2001, 2000 and 1999, respectively. The cost of regulated electric property, plant and equipment retired, or otherwise disposed of in the ordinary course of business, together with removal cost less salvage, is charged to accumulated depreciation. Retirement or disposal of all other assets, results in gains or losses recognized as a component of income. Repairs and maintenance of property are charged to operations as incurred.

Depreciation provisions for regulated electric property, plant and equipment is computed on a straight-line basis using an annual composite rate of 3.0 percent in 2001, 2.8 percent in 2000 and 3.1 percent in 1999. Non-regulated property, plant and equipment is depreciated on a straight-line basis using estimated useful lives ranging from 3 to 39 years.

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and through 2001 was amortized on a straight-line basis over the estimated useful lives of such assets, which range from 8 to 25 years. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives. Amortization expense was $3.5 million, $2.5 million and $0 in 2001, 2000 and 1999, respectively. Accumulated amortization was $6.0 million, $2.5 million and $0 at December 31, 2001, 2000 and 1999, respectively.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets was not recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the long-lived assets, the Company would recognize an impairment loss. No impairment loss was recorded during 2001, 2000 or 1999.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial and tax basis of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. The Company classifies deferred tax assets and liabilities into current and noncurrent amounts based on the classification of the related assets and liabilities.

Revenue Recognition

Generally, revenue is recognized when there is persuasive evidence of an arrangement with a fixed or determinable price, delivery has occurred or services have been rendered, and collectibility is reasonably assured. For long-term non-utility power sales agreements revenue is recognized either in accordance with Emerging Issues Task Force Issue No. 91-6, "Revenue Recognition of Long-Term Power Sales Contracts" (EITF 91-6), or in accordance with SFAS No. 13, "Accounting for Leases," as appropriate. Under EITF 91-6, revenue is generally recognized as the lower of the amount billed or the average rate expected over the life of the agreement. Under SFAS 13, revenue is generally levelized over the life of the agreement. For its Investment in Associated Companies (see Note 4), which are involved in power generation, the Company uses the equity method to recognize as earnings its pro rata share of the net income or loss of the associated company.

Reclassifications

Certain 2000 and 1999 amounts in the financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the Company's common stockholder's equity or results of operations, as previously reported.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS 142 effective January 1, 2002. Management is currently evaluating the effects adoption will have on the Company's consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Management expects to adopt SFAS 143 effective January 1, 2003 and is currently evaluating the effects adoption will have on the Company's consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS 121. Management adopted SFAS 144 effective January 1, 2002 with no impact on the Company's consolidated financial position, results of operations or cash flows.

Change in Accounting Principle - Derivatives and Hedging Activities

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

On January 1, 2001, the Company adopted SFAS 133. Upon adoption, the Company had certain interest rate swaps documented as cash flow hedges. These contracts were defined as derivatives under SFAS 133 and meet the requirements for cash flow hedges. Because these contracts were documented as hedges prior to adoption, the transition adjustment was reported in accumulated other comprehensive income. The aggregated entry for these derivatives identified as cash flow hedges increased derivative assets by $0.3 million, increased the derivative liabilities by $7.8 million and decreased accumulated other comprehensive income by $7.5 million pre-tax.

(2)     NON-CASH DIVIDEND AND DISCONTINUED OPERATIONS

During the quarter ended March 31, 2001, the Company distributed a non-cash dividend to its parent company, Black Hills Corporation (the Parent). The dividend included 50,000 common shares of Wyodak Resources Development Corporation (Wyodak), which represents 100 percent ownership of Wyodak. The Company therefore no longer operates in the coal production segment, oil and natural gas production segment, fuel marketing segment or communications as the Company had indirectly owned the companies operating in these segments through its ownership of Wyodak. As a result, the Company's only subsidiary is Black Hills Energy Capital and its subsidiaries. The Company's investment in Wyodak at the time of the distribution was $89.6 million.

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

The net operating results of discontinued operations are included in the Consolidated Statements of Income under the caption "Discontinued operations, net of income taxes" and are summarized as follows:

                                      2001*           2000           1999
                                      ----            ----           ----
                                                 (in thousands)
   Revenue                          $197,274        $1,425,675      $658,653
   Income before income taxes          7,849            20,345        13,124
   Federal income taxes                3,017             7,775         3,343
   Net income                          4,832            12,570         9,781
--------------------------------
*Includes only one month of operations

(3)      RISK MANAGEMENT ACTIVITIES

Energy Activities

The Company acquired several natural gas swaps when it completed the Las Vegas Cogeneration acquisition on August 31, 2001 (Note 16). The project has a long-term fixed price power sales agreement and an index-priced natural gas purchase contract for 5,000 MMBtus per day through April 30, 2010. These swaps fix the long-term purchase price of the index-priced natural gas purchase contract. At acquisition close, the fair value of these swaps was approximately $6.0 million. These swaps were executed with Enron North America Corp. (Enron), which is currently in bankruptcy proceedings.

These swaps are derivatives under SFAS 133. The Company elected to treat these derivatives as cash flow hedges so that any gains or losses on the fair values of the swaps could be deferred and subsequently recognized when the underlying hedged natural gas was consumed in the plant. The swaps were properly documented and met the criteria for cash flow hedges.

During the fourth quarter of 2001, the Company determined that it was probable that Enron would default on its obligations to the Company in conjunction with these swaps. Upon that determination, the Company ceased to account for these swaps as cash flow hedges. As a result, the Company recognized a $6.0 million pre-tax valuation reserve in recognition of Enron's probable performance default and resulting consequence that the Company would not receive payment for these amounts.

Financing Activities

The Company engages in activities to manage risks associated with changes in interest rates. The Company has entered into floating-to-fixed interest rate swap agreements to reduce its exposure to interest rate fluctuations associated with its floating rate debt obligations. At December 31, 2001, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At December 31, 2001, the Company had $216.4 million of notional amount floating-to-fixed interest rate swaps, having a maximum term of five years and a fair value of $(12.7) million. These hedges are substantially effective and any ineffectiveness was immaterial.

In addition to the above interest rate swaps, the Company has entered into a $100 million forward starting floating-to-fixed interest rate swap to hedge the anticipated floating rate debt financing related to the Company's Las Vegas Cogeneration expansion. The forward starting period for the swap is the second quarter of 2002, with a term of ten years. The swap will terminate and cash settle on its forward starting date, based on the fair market value of the swap at the starting date. At December 31, 2001, the swap had a fair market value of $2.3 million. The hedge has met effectiveness criteria. Upon completion of the long-term financing of the project, any gain or loss on the fair market value of the swap is anticipated to be amortized over the life of the long-term financing.

At December 31, 2001, the Company had $743.4 million of outstanding, floating rate debt ($447.1 million is with a related party), of which $427.0 million was not offset with interest rate swaps transactions that effectively convert the debt to fixed rate.

On January 1, 2001 (the transition adjustment date for SFAS 133 adoption) and on December 31, 2001, the Company's interest rate swaps and related balances were as follows (in thousands):

                                 Weighted
                                 Average                                                                               Accumulated
                     Current      Fixed       Maximum                                                                     Other
                     Notional    Interest     Terms in      Current     Non-current      Current       Non-current    Comprehensive
                     Amount       Rate         Years        Assets         Assets       Liabilities    Liabilities    Income (Loss)
                     ------       ----         -----        ------         ------       -----------    -----------    -------------
January 1, 2001
Swaps on project
  financing         $127,416     7.38%          5           $   -         $  265         $  2,440         $5,332       $ (7,507)
                    ========                                =====         ======         ========         ======       ========

December 31, 2001

Swaps on project
  financing         $316,397     5.85%          4           $   -         $5,746          $10,212         $5,949       $(10,415)
                    ========                                =====         ======          =======         ======       ========

The Company anticipates a portion of unrealized losses recorded in accumulated other comprehensive income will be realized as increased interest expense in 2002. Based on December 31, 2001 market interest rates, $10.2 million will be realized as additional interest expense during 2002. Estimated and realized amounts will likely change during 2002 as market interest rates change.

Credit Risk

Credit risk relates to the risk of financial loss resulting from non-performance of contractual obligations by a counterparty. The Company maintains credit policies with regards to its counterparties that the Company believes limit its overall credit risk.

The Company attempts to mitigate its credit risk by conducting a majority of its business with investment grade companies, obtaining netting agreements where possible and securing its exposure with less creditworthy counterparties through parental guarantees, prepayments and letters of credit.

(4)      INVESTMENTS IN ASSOCIATED COMPANIES

Included in Investments on the Consolidated Balance Sheets are the following investments that have been recorded on the equity method of accounting:

o A 12.6 percent, 6.9 percent and 5.3 percent interest in Energy Investors Fund, L.P., Energy Investors Fund II, L.P., and Project Finance Fund III, L.P., respectively, which in turn have investments in numerous electric generating facilities in the United States and elsewhere. The Company has a carrying amount in the investment of $10.0 million and $8.4 million at December 31, 2001 and 2000, respectively, which includes $1.9 million and $2.1 million, respectively, that represents the cost of the investment over the underlying net assets of the funds. This excess is being amortized over 10 years. As of and for the year ended December 31, 2001, the funds had assets of $215.1 million, liabilities of $0.7 million and net income of

     $37.2 million. As of, and for the year ended December 31, 2000, the funds had assets of $186.8 million, liabilities of $16.0 million and net income of $27.1 million.

o A 50 percent interest in two natural gas-fired co-generation facilities located in Rupert and Glenns Ferry, Idaho. The Company's carrying amount in the investment is $3.9 million and $4.1 million as of December 31, 2001 and 2000, respectively, which includes $0.5 million that represents the cost of the investment over the value of the underlying net assets of the projects. This excess is being amortized over 19 years. As of and for the year ended December 31, 2001, these projects had assets of $25.6 million, liabilities of $19.0 million and a net loss of $(0.4) million. As of, and for the year ended December 31, 2000, these projects had assets of $26.0 million, liabilities of $18.7 million and net income of $0.9 million.

o    A direct and indirect  ownership of approximately 53 percent (32 percent in
     2000), representing 50 percent voting control, of Harbor Co-generation Company (see Note 18). Harbor Cogeneration owns a 98 megawatt gas-fired plant (expanded from 80 megawatts in 2000) located in Wilmington, California. At December 31, 2001 and 2000, the Company's carrying amount in the investment was $47.9 million and $42.2 million, respectively, which includes $12.2 million and $13.7 million, respectively, which represents the cost of the investment over the value of the underlying net assets of Harbor. This excess is being amortized over 15 years. As of and for the year ended December 31, 2001, Harbor had assets of $51.4 million, liabilities of $0.4 million and net income of $10.1 million. As of, and for the year ended December 31, 2000, Harbor had assets of $41.7 million, liabilities of $0.8 million and net income of $28.8 million.

(5)      COMMON STOCK

During 2000, the Company became a wholly owned subsidiary of Black Hills Corporation (see Note 1 - Business Description). Black Hills Corporation assumed all of the Company's stock option, employee stock purchase and dividend reinvestment and stock purchase plans.

(6)      PREFERRED STOCK

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

(7)      LONG-TERM DEBT

Long-term debt outstanding at December 31 is as follows (in thousands):

                                                                  2001                      2000
                                                                  ----                      ----
First mortgage bonds:
     6.50% due 2002                                             $  15,000                 $  15,000
     9.00% due 2003                                                 2,176                     3,215
     8.06% due 2010                                                30,000                    30,000
     9.49% due 2018                                                 4,840                     5,130
     9.35% due 2021                                                33,300                    35,000
     8.30% due 2024                                                45,000                    45,000
                                                                ---------                 ---------
                                                                  130,316                   133,345
                                                                ---------                 ---------

Other long-term debt:
     Pollution control revenue bonds at 6.7% due 2010              12,300                    12,300
     Pollution control revenue bonds at 7.5% due 2024              12,200                    12,200
     Other                                                          3,363                     3,911
                                                                ---------                 ---------
                                                                   27,863                    28,411
                                                                ---------                 ---------
Project financing floating rate debt (a):
     Fountain Valley project at 3.29% (b) due 2006                144,581                         -
     Hudson Falls at 3.7% (b) due 2010                             69,479                    74,147
     South Glens Falls at 3.7% (b) due 2009                        24,008                    26,124
     Valmont and Arapahoe at 3.31% (b) due 2010                    54,948                    59,025
                                                                ---------                 ---------
                                                                  293,016                   159,296
                                                                ---------                 ---------

Total long-term debt                                              451,195                   321,052
Less current maturities                                           (35,881)                  (13,960)
                                                                ---------                 ---------
Net long-term debt                                               $415,314                  $307,092
                                                                =========                 =========

---------------
(a) Approximately 74 percent of the December 31, 2001 balance has been hedged with an interest rate swap moving the floating rates to fixed rates with a weighted average interest rate of 5.85 percent (see Note 3-Risk Management Activities).
(b)      Interest rates are presented as of December 31, 2001.

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

Certain debt instruments of the Company and its subsidiaries contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with or have obtained amendments and waivers effective at December 31, 2001.

Scheduled maturities for the next five years are: $35.9 million in 2002, $22.4 million in 2003, $23.1 million in 2004, $24.7 million in 2005, and $137.3 million in 2006.

(8)      NOTES PAYABLE

Under the Valmont and Arapahoe long-term debt facility, the Company has a secured operating line of credit, which allows for borrowings of up to $5.0 million and is renewable annually through December 31, 2010. The Company had borrowings of $0.3 million outstanding under this agreement as of December 31, 2001. Borrowings under this agreement bear interest at LIBOR plus 1.875 percent (3.8 percent at December 31, 2001).

Under the South Glens Falls long-term debt facility, the Company has a secured operating line of credit, which allows for borrowings of up to $2.5 million and is renewable annually through December 31, 2009. The Company had borrowings of $0.15 million outstanding under this agreement as of December 31, 2001. Borrowings under this agreement bear interest at LIBOR plus 1.875 percent (3.8 percent at December 31, 2001).

In addition, the Company has an unsecured line of credit with Black Hills Generation, a sister subsidiary company, which is due on demand, however, Black Hills Generation has agreed not to demand payment until such time as outside financing is obtained. Borrowings under the note bear interest at prime rate (4.75 percent at December 31, 2001) and interest is payable monthly. Borrowings were $447.2 million and $98.6 million at December 31, 2001 and 2000, respectively.

(9)      FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                         2001                                                 2000
                                                         ----                                                 ----
                                                                               (in thousands)
                                       Carrying Amount              Fair Value             Carrying Amount              Fair Value
                                       ---------------              ----------             ---------------              ----------
Cash and cash equivalents                  $ 14,832                   $ 14,832                  $ 12,697                  $ 12,697
Derivative financial
  instruments - liabilities                  10,212                     10,212                         -                         -
Notes payable                               447,575                    447,575                   184,631                   184,631
Long-term debt                              451,195                    469,009                   321,052                   337,446

The following methods and assumptions were used to estimate the fair value of each class of the Company's financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short maturity of these instruments.

Derivative Financial Instruments

These instruments are carried at fair value. Descriptions of the various instruments the Company uses and the valuation method employed are available in
Note 3 of the Consolidated Financial Statements.

Notes Payable

The carrying amount approximates fair value due to their variable interest rates with short reset periods.

Long-Term Debt

The fair value of the Company's long-term debt is estimated based on quoted market rates for debt instruments having similar maturities and similar debt ratings. The Company's outstanding bonds are either currently not callable or are subject to make-whole provisions which would eliminate any economic benefits for the Company to call and refinance the bonds.

(10)     JOINTLY OWNED FACILITY

The Company owns a 20 percent interest and Pacific Power owns an 80 percent interest in the Wyodak Plant (Plant), a 330 megawatt coal-fired electric generating station located in Campbell County, Wyoming. Pacific Power is the operator of the Plant. The Company receives 20 percent of the Plant's capacity and is committed to pay 20 percent of its additions, replacements and operating and maintenance expenses. As of December 31, 2001, the Company's investment in the Plant included $71.7 million in electric plant and $22.8 million in accumulated depreciation, and is included in the corresponding captions in the accompanying Consolidated Balance Sheets. The Company's share of direct expenses of the Plant was $5.9 million, $5.6 million and $4.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in the corresponding categories of operating expenses in the accompanying Consolidated Statements of Income.

(11)     COMMITMENTS AND CONTINGENCIES

Power Agreement - Pacific Power

In 1983, the Company entered into a 40 year power agreement with Pacific Power providing for the purchase by the Company of 75 megawatts of electric capacity and energy from Pacific Power's system. An amended agreement signed in October 1997 reduces the contract capacity by 25 megawatts (5 megawatts per year starting in 2000). The price paid for the capacity and energy is based on the operating costs of one of Pacific Power's coal-fired electric generating plants. Costs incurred under this agreement were $13.9 million in 2001, $14.6 million in 2000 and $17.8 million in 1999.

Long Term Power Sales Agreements

The Company, through its subsidiaries, has the following significant long-term power sales contracts:

o The Company has long-term power sales contracts with the Public Service Company of Colorado (PSCC) for the output of several of its plants. All of the output of the Company's Fountain Valley, Arapahoe and Valmont gas-fired facilities, totaling 400 megawatts in operation plus an additional 50 megawatts combined-cycle expansion currently under construction, is included under the contracts which expire in 2012. The contracts are tolling arrangements in which the Company assumes no fuel price risk.

o The Company has secured long-term contracts for the output of the 277 megawatt Las Vegas facility that was acquired during the third quarter of 2001. See Note 16 for a description of the facility and the related long-term contracts.

o The Company has various long-term contracts with Niagara Mohawk Power Corporation to sell the output of several of the Company's hydroelectric projects located in upstate New York. The Company's net ownership of capacity under contract is approximately 21 megawatts with contracts expiring between 2028 and 2032. There are additional contracts on plants with a net ownership capacity of approximately 21 megawatts that expire during 2002 and 2003.

Ongoing Litigation
The Company is subject to various legal proceedings and claims which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the consolidated financial position or results of operations of the Company.

(12)     EMPLOYEE BENEFIT PLANS

Defined Benefit Pension and Other Postretirement Plans

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of Black Hills Power who meet certain eligibility requirements. The benefits are based on years of service and compensation levels during the highest five consecutive years of the last ten years of service. The Company's funding policy is in accordance with the federal government's funding requirements. The Plan's assets are held in trust and consist primarily of equity securities and cash equivalents.

Net pension income for the Plan was as follows:

                                                                  2001                    2000                    1999
                                                                  ----                    ----                    ----
                                                                                     (in thousands)
Service cost                                                     $    719               $    744                 $   867
Interest cost                                                       2,565                  2,401                   2,164
Estimated return on assets                                         (4,928)                (4,465)                 (3,540)
Amortization of transition amount                                       -                    (63)                    (63)
Amortization of prior service cost                                    199                    199                      78
Recognized net actuarial gain                                        (453)                  (452)                      -
                                                                 --------               --------                 -------
Net pension income                                                $(1,898)               $(1,636)                $  (494)
                                                                 ========               ========                 =======

Actuarial assumptions:
   Discount rate                                                     7.5%                   7.5%                   6.75%
   Expected long-term rate of return on assets                      10.5%                  10.5%                  10.5%
   Rate of increase in compensation levels                           5.0%*                  5.0%                   5.0%
-------------------

     *The rate of increase in compensation levels for 2001 was changed from a single rate assumption for all ages to an age- based salary scale assumption resulting in a weighted average increase of 5.0 percent.

A reconciliation of the beginning and ending balances of the projected benefit obligation is as follows:

                                                2001                 2000
                                                ----                 ----
                                                      (in thousands)
 Beginning projected benefit obligation        $34,454              $33,034
                                               -------              -------
 Service cost                                      719                  744
 Interest cost                                   2,565                2,401
 Actuarial losses                                  183                  156
 Benefits paid                                  (1,933)              (1,881)
 Business divestiture                           (2,837)                   -
                                               -------              -------
 Net increase (decrease)                        (1,303)               1,420
                                               -------              -------
 Ending projected benefit obligation           $33,151              $34,454
                                               =======              =======

A reconciliation of the fair value of Plan assets as of October 1 of each year is as follows:

                                                 2001                 2000
                                                 ----                 ----
                                                        (in thousands)
 Beginning market value of plan assets         $47,993              $43,543
 Benefits paid                                  (1,933)              (1,881)
 Investment income (loss)                      (11,133)               6,331
 Asset transfer                                 (1,989)                   -
                                               -------              -------
 Ending market value of plan assets            $32,938              $47,993
                                               =======              =======

Funding information for the Plan as of October 1 each year was as follows:

                                               2001                   2000
                                               ----                   ----
                                                (in thousands)

 Fair value of plan assets                    $32,938               $47,993
 Projected benefit obligation                 (33,151)              (34,454)
                                             --------               -------
 Funded status                                   (213)               13,539

 Unrecognized:
    Net gain                                    4,721               (11,492)
    Prior service cost                          1,437                 1,756
                                             --------              --------
 Prepaid pension cost                        $  5,945               $ 3,803
                                             ========               =======

 Accumulated benefit obligation              $ 28,505               $28,257
                                             ========               =======

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The plans are nonqualified defined benefit plans. Expenses recognized under the plans were $0.4 million in 2001, 2000 and 1999.

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

The net periodic postretirement cost was as follows:

                                           2001            2000          1999
                                           ----            ----          ----
                                                      (in thousands)
Service cost                               $208            $204         $159
Interest cost                               414             427          290
Amortization of transition obligation       124             124          124
Loss                                         22              64            -
                                           ----            ----         ----
                                           $768            $819         $573
                                           ====            ====         ====

Funding information as of October 1 was as follows:

                                                                 2001                          2000
                                                                 ----                          ----
                                                                           (in thousands)
Accumulated postretirement benefit obligation:
     Retirees                                                   $2,761                        $2,171
     Fully eligible active participants                          1,585                         1,004
     Other active participants                                   2,929                         2,421
                                                                ------                        ------
Unfunded accumulated postretirement benefit obligation           7,275                         5,596
Unrecognized net loss                                           (2,481)                       (1,052)
Unrecognized transition obligation                              (1,365)                       (1,489)
                                                                ------                        ------
Accrued postretirement cost                                     $3,429                        $3,055
                                                                ======                        ======

For measurement purposes, an 8.0 percent annual rate of increase in healthcare benefits was assumed for 2001; the rate was assumed to decrease gradually to 6 percent in 2005 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the healthcare cost trend assumption would increase the service and interest cost 23.8 percent and the net periodic postretirement cost 28.1 percent. A one percent decrease would reduce the service and interest cost by
18.3 percent and decrease the net periodic postretirement cost 17.2 percent. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent.

Defined Contribution Plan

The Company also sponsors a 401(k) savings plan for eligible employees. Participants elect to invest up to 20 percent of their eligible compensation on a pre-tax basis. Effective January 1, 2000 (May 1, 2000 for employees covered by the collective bargaining agreement), the Company provides a matching contribution of 100 percent of the employee's tax-deferred contribution up to a maximum 3 percent of the employee's eligible compensation. Matching contributions vest at 20 percent per year and are fully vested when the participant has 5 years of service with the Company. The Company's matching contributions totaled $0.6 million for 2001 and $0.3 million for 2000.

(13)     OTHER COMPREHENSIVE LOSS

The following table displays the related tax effects allocated to each component of Other Comprehensive Loss for the year ended December 31, 2001:

                                                                         Pre-tax            Tax Expense          Net-of-tax
                                                                         Amount              (Benefit)             Amount
                                                                         --------           -----------          ----------
                                                                                          (in thousands)
Net change in fair value of derivatives designated as cash flow
   hedges (net of minority interest share of $2,875)                     $ (7,540)           $ (3,016)            $ (4,524)
                                                                         ========            =========            =========

Items of other comprehensive income (loss) were not significant in 2000 or 1999.

(14)     INCOME TAXES

Income tax expense for the years indicated was:
                          2001               2000                1999
                          ----               ----                ----
                                          (in thousands)
Current                  $19,495            $21,290              $11,325
Deferred                   4,522              1,293                1,121
                         -------            -------              -------
                         $24,017            $22,583              $12,446
                         =======            =======              =======

The temporary differences which gave rise to the net deferred tax liability were as follows:


Years ended December 31,                                                              2001                 2000
                                                                                      ----                 ----
                                                                                           (in thousands)
Deferred tax assets:
   Accelerated depreciation and other plant-related differences                     $      -            $  5,393
   Regulatory asset                                                                     2,168              2,507
   Valuation reserves                                                                   2,789                149
   Employee benefits                                                                    3,103              2,922
   Items of other comprehensive income                                                  3,927                  -
   Other                                                                                4,920              1,970
                                                                                    ---------           --------
                                                                                       16,907             12,941
                                                                                    ---------           --------

Deferred tax liabilities:
   Accelerated depreciation and other plant-related differences                        67,302             59,955
   Regulatory liability                                                                 1,425              1,447
   Employee benefits                                                                    2,042              1,331
   Items of other comprehensive income                                                    911                  -
   Other                                                                                6,466              4,914
                                                                                    ---------           --------
                                                                                       78,146             67,647
                                                                                    ---------           --------

Net deferred tax liability                                                            $61,239            $54,706
                                                                                    =========           ========

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                 2001                 2000              1999
                                 ----                 ----              ----

Federal statutory rate           35.0%                35.0%             35.0%
Amortization of tax credits      (1.0)                (1.0)             (1.2)
Other                             1.7                  1.9              (2.5)
                                 ----                 ----              ----
                                 35.7%                35.9%             31.3%
                                 ====                 ====              ====


(15)     BUSINESS SEGMENTS

The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. As of December 31, 2001, substantially all of the Company's operations and assets are located within the United States. The Company's operations are conducted through two business groups: Electric, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Independent Power, which produces and sells power to wholesale customers.

    December 31:                            2001                        2000
                                            ----                        ----
                                                      (in thousands)
    Total assets
    Electric utility                     $  430,737                  $  501,416
    Independent power                       838,837                     358,962
    Discontinued operations                       -                     247,548
                                         ----------                  ----------
    Total assets                         $1,269,574                  $1,107,926
                                         ==========                  ==========

    Capital expenditures
    Electric utility                     $   41,313                  $   25,257
    Independent power                       491,173                      60,380*
                                         ----------                  ----------
    Total capital expenditures           $  532,486                  $   85,637
                                         ==========                  ==========
------------------------------
*Excludes the non-cash acquisition of Indeck Capital Inc. as described in
 Note 16.

                                                                        2001                  2000                  1999
                                                                        ----                  ----                  ----
                                                                              (in thousands)
   Operating revenues
    Electric utility                                                 $213,210               $173,308              $133,222
    Independent power                                                  87,811                 39,502                     -
                                                                     --------               --------              --------
    Total operating revenues                                         $301,021               $212,810              $133,222
                                                                     ========               ========              ========

    Depreciation, depletion and amortization
    Electric utility                                                 $ 15,773               $ 14,966              $ 15,552
    Independent power                                                  15,930                  3,646                     -
                                                                     --------               --------              --------
    Total depreciation, depletion and amortization                   $ 31,703               $ 18,612              $ 15,552
                                                                     ========               ========              ========

    Operating income
    Electric utility                                                 $ 84,108               $ 68,208              $ 52,286
    Independent power                                                  25,831                 20,367                     -
                                                                     --------               --------              --------
    Total operating income                                           $109,939               $ 88,575              $ 52,286
                                                                     ========               ========              ========


    Interest expense
    Electric utility                                                 $  15,780              $  17,411             $  13,830
    Independent power                                                   28,804                  7,918                     -
                                                                     ---------              ---------             ---------
    Total interest expense                                           $  44,584              $  25,329             $  13,830
                                                                     =========              =========             =========

    Interest income
    Electric utility                                                 $   4,858             $    5,658             $   1,190
    Independent power                                                      381                    100                     -
                                                                     ---------             ----------             ---------
    Total interest income                                            $   5,239             $    5,758             $   1,190
                                                                     =========             ==========             =========

    Income taxes
    Electric utility                                                 $  24,255             $   19,469             $  12,446
    Independent power                                                     (238)                 3,114                     -
                                                                     ---------             ----------             ---------
    Total income taxes                                               $  24,017             $   22,583             $  12,446
                                                                     =========             ==========             =========

    Net income (loss) before discontinued operations
    Electric utility                                                 $  45,238             $   37,105             $  27,286
    Independent power                                                   (1,964)                 3,173                     -
                                                                     ---------             ----------             ---------
    Total net income (loss) before discontinued
      operations                                                     $  43,274             $   40,278             $  27,286
                                                                     =========             ==========             =========


(16)    ACQUISITIONS

On April 11, 2001, Black Hills Energy Capital purchased the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility came on-line mid third quarter of 2001. The facility was purchased from Enron Corporation. Total cost of the project was approximately $183 million and has been financed primarily with non-recourse project debt. The Company has obtained an 11-year contract with Public Service Company of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel risk. The transaction has been accounted for as an asset purchase recorded at cost.

On August 31, 2001, Black Hills Energy Capital purchased a 277 megawatt gas-fired co-generation power plant project located in North Las Vegas, Nevada from Enron North America, a wholly owned subsidiary of Enron Corporation. The facility currently has a 53 megawatt co-generation power plant in operation. Most of the power from that facility is under a long-term contract expiring in 2024. The Company has sold 50 percent of this power plant to other parties; however, under generally accepted accounting principles the Company is required to consolidate 100 percent of this plant. The project also has a 224 megawatt combined-cycle expansion under way, which is 100 percent owned by the Company. The facility is scheduled to be fully operational in the third quarter of 2002 and will utilize LM-6000 technology. The power of the expansion is also under a long-term contract, which expires in 2017. This contract for the expansion requires the purchaser to provide fuel to the power plant when it is dispatched. The cost for the entire facility is expected to be approximately $330 million and the Company is in the process of obtaining long-term financing, which is expected to be primarily non-recourse project debt.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $205 million has been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. Fair values in the allocation include assets acquired of approximately $157 million (excluding goodwill and other intangibles) and liabilities assumed of approximately $2 million. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of the acquisition, should new or additional facts about the acquisitions become available, any changes to the preliminary estimates will be reflected as an adjustment to goodwill. The purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $57 million, which was recorded as long-lived goodwill and other intangible assets.

In addition, during 2001, the Company acquired an additional 31 percent interest and a 13 percent interest in its consolidated majority-owned subsidiaries, Black Hills North American Power Fund, L.P. and Indeck North American Power Partners, L.P., respectively, from minority shareholders. Total consideration paid was $15.9 million.

Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not significant to the Company's results of operations.

On July 7, 2000, the Company acquired Indeck Capital, Inc. and merged it into its subsidiary, Black Hills Energy Capital, Inc. The acquisition was a stock transaction with the Company issuing 1,536,747 shares of common stock to the shareholders of Indeck priced at $21.98 per share, along with $4.0 million in preferred stock, resulting in a purchase price of $37.8 million. Additional consideration, consisting of common and preferred stock, may be paid in the form of an earn-out over a four-year period beginning in 2000. As of December 31, 2001, $3.6 million has been paid under the earn-out. The earn-out consideration is based on the acquired company's earnings during such period and cannot exceed $35.0 million in total. Additional consideration paid out under the earn-out is recorded as an increase to goodwill.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the acquired assets and liabilities based on estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. Fair values in the allocation include assets acquired of $151.1 million (excluding goodwill) and liabilities assumed of $138.7 million. The purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by $25.4 million, which was recorded as goodwill and was being amortized over 25 years on a straight-line basis, during 2001 and 2000.

In addition during 2000, the Company made several step-acquisitions resulting in consolidation of $169.5 million of assets and $138.8 million of liabilities. The related transactions are as follows:

o Through various transactions, acquired an additional 27.11 percent interest in Indeck North American Power Fund, L.P. and an additional 46.66 percent interest in Indeck North American Power Partners, L.P., for $13.0 million in cash.

o Acquired a 39.6 percent interest in each of Northern Electric Power Company, L.P. and South Glens Falls Limited Partnership for $4.2 million in cash.

o Acquired substantially all of the partnership interests in Middle Falls Limited Partnership, Sissonville Limited Partnership and New York State Dam Limited Partnership for $12.9 million in cash.

(17)     QUARTERLY HISTORICAL DATA (Unaudited)

The Company operates on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter of 2001 and 2000.

                                                              First             Second                Third             Fourth
                                                             Quarter            Quarter              Quarter            Quarter
                                                             -------            -------              -------            -------
                                                                                       (in thousands)
     2001:
         Operating revenues                                   $88,625            $84,077             $64,742            $63,577
         Operating income                                      34,230             40,524              22,916             12,269
         Net income from continuing operations                 16,249             19,971               8,258             (1,204)
         Net income                                            21,081             19,971               8,258             (1,204)

      2000:
         Operating revenues                                   $33,299            $35,899             $75,762            $67,850
         Operating income                                      13,643             12,981              36,444             25,507
         Net income from continuing operations                  7,225              7,095              13,046             12,912
         Net income                                             9,061              8,061              16,322             19,404


(18)    SUBSEQUENT EVENT (Unaudited)

On March 15, 2002, the Company closed on $135 million of senior secured financing for the Arapahoe and Valmont Facilities. These projects have a total of 210 megawatts in service and under construction and are located in the Denver, Colorado area. Proceeds from this financing were used to refinance $53.8 million of an existing seven-year senior secured term project-level facility, pay down approximately $50 million of short-term credit facility borrowings and approximately $31 million will be used for future project construction.

On March 15, 2002, the Company paid $25.7 million to acquire an additional 30 percent interest in the Harbor Cogeneration Facility (the Facility), a 98 megawatt gas-fired plant located in Wilmington, California. This acquisition was funded through borrowings under short-term revolving credit facilities and gives the Company an 83 percent ownership interest and voting control of the Facility.

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

         3.    Exhibits



 3.      Exhibits

            Exhibit
            Number                                        Description
            -------        ------------------------------------------------------------------------------------


               2*          Plan of Exchange Between Black Hills Corporation and
                           Black Hills Holding Corporation (filed as an exhibit
                           to the Black Hills Holding Corporation's Registration
                           Statement on Form S-4 (No. 333-52664)).
               3.1*        Restated Articles of Incorporation of the Registrant
                           (filed as an exhibit to the Registrant's Form 8-K
                           dated June 7, 1994 (No. 1-7978)).
               3.2*        Articles of Amendment to the Articles of
                           Incorporation of the Registrant, as filed with the
                           Secretary of State of the State of South Dakota on
                           December 22, 2000 (filed as an exhibit to the
                           Registrant's Form 10-K for 2000).
               3.3*        Bylaws of the Registrant (filed as an exhibit to the
                           Registrant's Registration Statement on Form S-8 dated
                           July 13, 1999).
               4.1*        Restated and Amended Indenture of Mortgage and Deed
                           of Trust of Black Hills Corporation (now called Black
                           Hills Power, Inc.) dated as of September 1, 1999
                           (filed as an exhibit to Black Hills Holding
                           Corporation's Registration Statement on Form S-4 (No.
                           333-52664)).
               10.1*       Agreement  for  Transmission  Service and the Common
                           Use of Transmission  Systems  dated  January 1, 1986,
                           among  Black Hills  Power,   Inc.,  Basin  Electric
                           Power   Cooperative, Rushmore  Electric  Power
                           Cooperative,  Inc.,  Tri-County Electric Association,
                           Inc.,   Black   Hills   Electric Cooperative,  Inc.
                           and  Butte  Electric  Cooperative,  Inc. (filed as
                           Exhibit  10(d) to the  Registrant's  Form 10-K for
                           1987).



              10.2*        Restated and Amended Coal Supply Agreement for NS II
                           dated February 12, 1993 (filed as Exhibit 10(c) to
                           the Registrant's Form 10-K for 1992).
              10.3*        Second  Restated and Amended Power Sales Agreement dated September 29,
                           1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit
                           10(e) to the Registrant's Form 10-K for 1997).
              10.4*        Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black
                           Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).
              10.5*        Marketing, Capacity and Storage Service Agreement between Black Hills Power, Inc. and PacifiCorp dated
                           September 1, 1995 (filed as Exhibit 10(ag) to the Registrant's Form 10-K for 1995).
              10.6*        Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).
              10.7+        Amended and Restated Pension Equalization Plan of Black Hills Corporation dated November 6, 2001.
              10.8+        Severance, Confidentiality, Non-disclosure and Release Agreement dated October 30, 2001 between Black
                           Hills Corporation and Gary R. Fish.
              10.9*+       Black Hills Corporation Nonqualified Deferred Compensation Plan dated June 1, 1999 (filed as Exhibit
                           10.13 to Black Hills Corporation's Form 10-K for 2000).
              10.10*+      Agreement for Supplemental Pension Benefit for Everett E. Hoyt dated January 20, 1992 (filed as
                           Exhibit 10(gg) to the Registrant's Form 10-K for 1992).
              10.11*+      Officers Short-Term Incentive Plan (filed as Exhibit 10(s) to the Registrant's Form 10-K for 1999).
              10.12*       Agreement and Plan of Merger, dated as of January 1, 2000, among Black Hills Corporation, Black Hills
                           Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier,
                           Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 2 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett,
                           Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
              10.13*       Addendum to the Agreement and Plan of Merger, dated as of April 6, 2000, among Black Hills Corporation,
                           Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                           Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 3 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R.
                           Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated
                           July 7, 2000).
              10.14*       Supplemental Agreement Regarding Contingent Merger Consideration, dated as of January 1, 2000, among
                           Black Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe,
                           Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr.
                           (Exhibit 4 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and
                           John W. Salyer, Jr., dated July 7, 2000).
              10.15*       Supplemental Agreement Regarding Restructuring of Certain Qualifying Facilities (Exhibit 5 to Schedule
                           13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe,
                           Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated
                           July 7, 2000).
              10.16*       Addendum to the Agreement and Plan of Merger, dated as of June 30, 2000, among Black Hills Corporation,
                           Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                           Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 6 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R.
                           Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated
                           July 7, 2000).
              10.17        Purchase and Sale Agreement by and between TLS Investors, LLC and Black Hills Energy Capital, Inc. dated
                           June 18, 2001 to purchase Southwest Power, LLC.
              21           List of Subsidiaries of Black Hills Power, Inc.
              99.1         Letter to Commission Pursuant to Temporary Note 3T.

----------
* Previously filed as part of the filing indicated and incorporated by reference herein.
+   Indicates a board of director or management compensatory plan.
(b) Reports on Form 8-K

         We have not filed any Reports on Form 8-K since September 30, 2001.

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

                                          BLACK HILLS POWER, INC.

                                          By    DANIEL P. LANDGUTH
                                            -----------------------------
                                            Daniel P. Landguth, Chairman
                                             and Chief Executive Officer

Dated:   March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       DANIEL P. LANDGUTH                          Director and Principal                      March 29, 2002
------------------------------------------            Executive Director
Daniel P. Landguth, Chairman,
 and Chief Executive Officer

       MARK T. THIES                               Principal Financial Officer                 March 29, 2002
-------------------------------------------
Mark T. Thies, Senior Vice President and
 Chief Financial Officer

       ROXANN R. BASHAM                            Principal Accounting Officer                March 29, 2002
-------------------------------------------
Roxann R. Basham, Vice President-Controller,
  and Assistant Secretary

       ADIL M. AMEER                               Director                                    March 29, 2002
-------------------------------------------
Adil M. Ameer

       BRUCE B. BRUNDAGE                           Director                                    March 29, 2002
-------------------------------------------
Bruce B. Brundage

       DAVID C. EBERTZ                             Director                                    March 29, 2002
-------------------------------------------
David C. Ebertz

       JOHN R. HOWARD                              Director                                    March 29, 2002
-------------------------------------------
John R. Howard

       EVERETT E. HOYT                             Director and Officer                        March 29, 2002
-------------------------------------------
Everett E. Hoyt, President and Chief
  Operating Officer

       KAY S. JORGENSEN                            Director                                    March 29, 2002
-------------------------------------------
Kay S. Jorgensen

       DAVID S. MANEY                              Director                                    March 29, 2002
-------------------------------------------
David S. Maney

       THOMAS J. ZELLER                            Director                                    March 29, 2002
-------------------------------------------
Thomas J. Zeller


                                                      INDEX TO EXHIBITS

       Exhibit
       Number                                            Description
       -------        -------------------------------------------------------------------------------------------

          2*          Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)).
          3.1*        Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated
                      June 7, 1994 (No. 1-7978)).
          3.2*        Articles of Amendment to the Articles of Incorporation of
                      the Registrant, as filed with the Secretary of State of
                      the State of South Dakota on December 22, 2000 (filed as
                      an exhibit to the Registrant's Form 10-K for 2000).
          3.3*        Bylaws of the Registrant (filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated
                      July 13, 1999).
          4.1*        Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black
                      Hills Power, Inc.) dated as of September 1, 1999 (filed as an exhibit to the Registrant's Registration
                      Statement on Form S-4 (No. 333-52664)).
         10.1*        Agreement for Transmission Service and the Common Use of Transmission Systems dated January 1, 1986, among
                      Black Hills Power, Inc., Basin Electric Power Cooperative, Rushmore Electric Power Cooperative, Inc.,
                      Tri-County Electric Association, Inc., Black Hills Electric Cooperative, Inc. and Butte Electric Cooperative,
                      Inc. (filed as Exhibit 10(d) to the Registrant's Form 10-K for 1987).
         10.2*        Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the
                      Registrant's Form 10-K for 1992).
         10.3*        Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills
                      Power, Inc. (filed as Exhibit 10(e) to the Registrant's Form 10-K for 1997).
         10.4*        Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black
                      Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).
         10.5*        Marketing, Capacity and Storage Service Agreement between Black Hills Power, Inc. and PacifiCorp dated
                      September 1, 1995 (filed as Exhibit 10(ag) to the Registrant's Form 10-K for 1995).
         10.6*        Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).
         10.7+        Amended and Restated Pension Equalization Plan of Black Hills Corporation dated November 6, 2001.
         10.8+        Severance, Confidentiality, Non-disclosure and Release Agreement dated October 30, 2001, between Black Hills
                      Corporation and Gary R. Fish.
         10.9*+       Black Hills Corporation Nonqualified Deferred Compensation Plan dated June 1, 1999 (filed as Exhibit 10.13 to
                      Black Hills Corporation's Form 10-K for 2000).
         10.10*+      Agreement for Supplemental Pension Benefit for Everett E. Hoyt dated January 20, 1992 (filed as Exhibit 10(gg)
                      to the Registrant's Form 10-K for 1992).
         10.11*+      Officers Short-Term Incentive Plan (filed as Exhibit 10(s) to the Registrant's Form 10-K for 1999).


         10.12*       Agreement and Plan of Merger, dated as of January 1, 2000, among Black Hills Corporation, Black Hills Energy
                      Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier, Monica Breslow,
                      Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 2 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier,
                      Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.13*       Addendum to the Agreement and Plan of Merger, dated as of April 6, 2000, among Black Hills Corporation, Black
                      Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier,
                      Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 3 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                      Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.14*       Supplemental Agreement Regarding Contingent Merger Consideration, dated as of January 1, 2000, among Black
                      Hills Corporation, Black Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R.
                      Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 4 to Schedule
                      13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe,
                      Michelle R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July
                      7, 2000).
         10.15*       Supplemental Agreement Regarding Restructuring of Certain Qualifying Facilities (Exhibit 5 to Schedule 13D
                      filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle
                      R. Fawcett, Marsha Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.16*       Addendum to the Agreement and Plan of Merger, dated as of June 30, 2000, among Black Hills Corporation, Black
                      Hills Energy Capital, Inc., Indeck Capital, Inc., Gerald R. Forsythe, Michelle R. Fawcett, Marsha Fournier,
                      Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr. (Exhibit 6 to Schedule 13D filed on behalf of the former shareholders of Indeck Capital, Inc. consisting of Gerald R. Forsythe, Michelle R. Fawcett, Marsha
                      Fournier, Monica Breslow, Melissa S. Forsythe and John W. Salyer, Jr., dated July 7, 2000).
         10.17        Purchase and Sale Agreement by and between TLS Investors, LLC and Black Hills Energy Capital, Inc. dated
                      June 18, 2001 to purchase Southwest Power, LLC.
         21           List of Subsidiaries of Black Hills Power, Inc.
         99.1         Letter to Commission Pursuant to Temporary Note 3T.

----------
* Previously filed as part of the filing indicated and incorporated by reference herein.
+ Indicates a board of director or management compensatory plan.