Form 10-Q
period 2002-03-31
BLACK HILLS POWER INC
filed 2002-05-16
CIK 12400

"THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON MAY 15, 2002
              PURUSANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION"


                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002.

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

As of April 30, 2002, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                             BLACK HILLS POWER, INC.

                                    I N D E X

                                                                      Page
                                                                      Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income-                             3
           Three Months Ended
           March 31, 2002 and 2001

         Consolidated Balance Sheets-                                   4
           March 31, 2002 and December 31, 2001

         Consolidated Statements of Cash Flows-                         5
           Three Months Ended
           March 31, 2002 and 2001

         Notes to Consolidated Financial Statements                     6-11

Item 2.  Results of Operations                                          12-14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15

Signatures                                                              16

                             BLACK HILLS POWER, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                                            Three Months
                                                                                              March 31
                                                                                       2002                2001
                                                                                       ----                ----
                                                                                            (in thousands)
Operating revenues                                                                    $67,585             $88,625
                                                                                      -------             -------

Operating expenses:
   Fuel and purchased power                                                            11,581              30,090
   Operations and maintenance                                                           7,605               6,946
   Administrative and general                                                           5,366               7,453
   Depreciation and amortization                                                       10,260               6,871
   Taxes, other than income taxes                                                       3,847               3,035
                                                                                      -------             -------
                                                                                       38,659              54,395
                                                                                      -------             -------

Operating income                                                                       28,926              34,230
                                                                                      -------             -------

Other income and (expense):
   Interest expense                                                                   (11,303)            (10,767)
   Interest income                                                                        491               1,943
   Other, net                                                                           1,070               1,221
                                                                                      -------             -------
                                                                                       (9,742)             (7,603)
                                                                                      -------             -------

Income from continuing operations before minority interest,
  income taxes and change in accounting principle                                      19,184              26,627
Minority interest                                                                      (2,266)             (1,960)
Income taxes                                                                           (5,830)             (8,418)
                                                                                      -------             -------
   Income from continuing operations, before change in
     accounting principle                                                              11,088              16,249
Change in accounting principle                                                            896                   -
Discontinued operation, net of income taxes (Note 2)                                        -               4,832
                                                                                      -------             -------
   Net income                                                                         $11,984             $21,081
                                                                                      =======             =======


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                       March 31        December 31
                                                                                                         2002              2001
                                                                                                         ----              ----
                                                                                                             (in thousands)
                                             ASSETS
Current assets:
   Cash and cash equivalents                                                                       $     40,992       $     14,832
   Accounts receivable (net of allowance for doubtful accounts of  $871 and $2,677, respectively)        40,795             32,334
   Accounts receivable - related party                                                                      451              9,457
   Materials, supplies and fuel                                                                          12,495             10,399
   Prepaid expenses                                                                                      11,642              9,822
                                                                                                   ------------       ------------
                                                                                                        106,375             76,844
                                                                                                   ------------       ------------

Investments                                                                                              13,442             51,543
                                                                                                   ------------       ------------

Property and equipment                                                                                1,370,017          1,249,800
Less accumulated depreciation                                                                          (280,897)          (240,472)
                                                                                                   ------------       ------------
                                                                                                      1,089,120          1,009,328
                                                                                                   ------------       ------------
Other assets:
   Regulatory asset                                                                                       4,071              4,071
   Goodwill                                                                                              27,059             25,566
   Intangible assets                                                                                     94,482             85,983
   Derivative asset                                                                                       5,925              5,746
   Other                                                                                                 11,205             10,493
                                                                                                   ------------       ------------
                                                                                                        142,742            131,859
                                                                                                   ------------       ------------
     Total                                                                                         $  1,351,679       $  1,269,574
                                                                                                   ============       ============

                              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt                                                            $     42,090       $     35,881
   Notes payable                                                                                            228                450
   Notes payable - related party                                                                        463,938            447,125
   Accounts payable                                                                                      15,723             13,271
   Accounts payable - related  party                                                                      2,906              4,385
   Accrued liabilities                                                                                   22,196             16,929
   Derivative liability                                                                                   7,799             10,212
                                                                                                   ------------       ------------
                                                                                                        554,880            528,253
                                                                                                   ------------       ------------

Long-term debt, net of current maturities                                                               464,619            415,314
                                                                                                   ------------       ------------

Deferred credits:
   Federal income taxes                                                                                  63,398             61,239
   Regulatory liability                                                                                   6,032              6,249
   Derivative liability                                                                                   5,077              5,949
   Other                                                                                                  8,702             11,306
                                                                                                   ------------       ------------
                                                                                                         83,209             84,743
                                                                                                   ------------       ------------

Minority interest in subsidiaries                                                                        21,170             19,536
                                                                                                   ------------       ------------

Stockholder's equity:
   Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued                     23,416             23,416
   Additional paid-in capital                                                                            80,961             80,961
   Retained earnings                                                                                    126,110            121,875
   Accumulated other comprehensive loss                                                                  (2,686)            (4,524)
                                                                                                   ------------       ------------
Total stockholder's equity                                                                              227,801            221,728
                                                                                                   ------------       ------------
     Total                                                                                         $  1,351,679       $  1,269,574
                                                                                                   ============       ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             BLACK HILLS POWER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             Three Months
                                                                                               March 31
                                                                                       2002                 2001
                                                                                       ----                 ----
                                                                                            (in thousands)

Cash flows from operations                                                            $20,589              $15,323
                                                                                      -------              -------

Investing activities:
   Property additions                                                                 (46,577)             (16,543)
   (Increase) decrease in investments                                                   1,035               (2,755)
   Payment for acquisition of net assets, net of cash acquired                        (13,243)                   -
                                                                                      -------              -------
                                                                                      (58,785)             (19,298)
                                                                                      -------              -------

Financing activities
   Dividends paid                                                                      (7,749)              (6,673)
   Increase in short-term borrowings                                                   16,591               27,515
   Long-term debt - issuance                                                           60,435                    -
   Long-term debt - repayments                                                         (4,921)              (2,455)
                                                                                      -------              -------
                                                                                       64,356               18,387
                                                                                      -------              -------

   Increase in cash and cash equivalents                                               26,160               14,412

Cash and cash equivalents:
   Beginning of period                                                                 14,832               12,697
                                                                                      -------              -------
   End of period                                                                      $40,992              $27,109
                                                                                      =======              =======

Supplemental disclosure of cash flow information Cash paid during the period for:
      Interest                                                                        $12,614              $ 7,831

Stock dividend distribution to Black Hills Corporation, the
  parent company of Black Hills Power, Inc. (Note 2)                                  $     -              $89,643

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

(1)      MANAGEMENT'S STATEMENT

         The financial statements included herein have been prepared by Black Hills Power, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2002, December 31, 2001 and March 31, 2001, financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

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

         The net operating results of discontinued operations are included in the Consolidated Statements of Income under the caption "Discontinued operations, net of income taxes" and are summarized as follows:

                                       Three Months Ended    Three Months Ended
                                         March 31, 2002        March 31, 2001
                                        --------------         --------------
                                                    (in thousands)

         Revenue                          $         -              $197,274
         Income before income taxes                 -                 7,849
         Federal income taxes                       -                 3,017
         Net income                                 -                 4,832

(3)      RECLASSIFICATIONS

         Certain 2001 amounts in the financial statements have been reclassified to conform to the 2002 presentation. These reclassifications did not have an effect on the Company's total stockholder's equity or net income as previously reported.

(4)      CHANGE IN ACCOUNTING PRINCIPLE

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations," (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has adopted SFAS 141 which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but the carrying values are reviewed annually (or more frequently if impairment indicators arise) for impairment. If the carrying value exceeds the fair value, an impairment loss shall be recognized. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS 142 on January 1, 2002.

         The pro forma effects of adopting SFAS No. 142 for the three month periods ended March 31, 2002 and 2001 are as follows (in thousands):

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                     2002              2001
                                                                                     ----              ----
Net income as reported                                                              $11,984          $21,081
Less: cumulative effect of change in accounting principle,
   net of tax                                                                           896                -
                                                                                    -------          -------
Income excluding cumulative effect of change in accounting
   principle                                                                         12,880           21,081
Add: goodwill amortization, net of tax                                                    -              161
                                                                                    -------          -------
Net income excluding cumulative effect of change in accounting
   principle and goodwill amortization                                              $12,880          $21,242
                                                                                    =======          =======

         The cumulative effect adjustment recognized upon adoption of SFAS 142 was $0.9 million (after tax). The adjustment consisted of income from the write-off of negative goodwill from prior acquisitions in our Independent Power segment. If goodwill amortization had been discontinued effective January 1, 2001, net income would have been higher for the three month period ended March 31, 2001 by $0.2 million.

         Changes to goodwill and intangible assets during the three month period ended March 31, 2002, including the effects of adopting SFAS No. 142, are as follows (in thousands):


                                        Goodwill       Other Intangible Assets
                                        --------       -----------------------

Balance at December 31, 2001, net of
   accumulated amortization               $25,566               $85,983
Change in accounting principle              1,493                     -
Additions                                       -                 9,504
Amortization expense                            -                (1,005)
                                          -------               -------
Balance at March 31, 2002, net of
   accumulated amortization               $27,059               $94,482
                                          =======               =======

         On March 31, 2002, intangible assets totaled $94.5 million, net of accumulated amortization of $4.9 million. Intangible assets are primarily related to site development fees and above-market long-term contracts, and all have definite lives over which they continue to be amortized. Amortization expense for intangible assets is expected to be approximately $5.1 million to $4.5 million for each year from 2003 to 2007.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS 121. The Company adopted SFAS 144 effective January 1, 2002. Adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(5)      COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:

                                                                                    Three Months Ended
                                                                                         March 31
                                                                                   2002             2001
                                                                                   ----             ----
                                                                                      (in thousands)

        Net income                                                                $11,984          $21,081
        Other comprehensive income:
        Fair value adjustment on derivatives designated as cash
          flow hedges, net of minority interest                                     1,838           (8,337)
                                                                                  -------          -------

        Comprehensive income                                                      $13,822          $12,744
                                                                                  =======          =======

(6)      CHANGES IN LONG-TERM DEBT AND NOTES PAYABLE

         On March 15, 2002, the Company closed on $135 million of senior secured financing for the Arapahoe and Valmont Facilities. These projects have a total of 210 megawatts in service and under construction and are located in the Denver, Colorado area. Proceeds from this financing were used to refinance $53.8 million of an existing seven-year senior secured term project-level facility, pay down approximately $50.0 million of short-term credit facility borrowings and approximately $31.2 million will be used for future project construction. At March 31, 2002, $114.3 million of the $135 million financing has been utilized.

         Other than the above transaction, the Company had no other material changes in its consolidated indebtedness, as reported in Notes 7 and 8 of the Company's 2001 Annual Report on Form 10-K.

         Our credit facilities contain certain restrictive covenants, including restrictions on the ability of certain subsidiaries with project level financings to upstream cash. The Company and its subsidiaries had complied with all the covenants at March 31, 2002.

(7)      RELATED-PARTY TRANSACTIONS

         Receivables

         The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $0.4 million and $2.5 million as of March 31, 2002 and December 31, 2001, respectively. At December 31, 2001, the Company also had an unsecured line of credit outstanding from Black Hills Corporation for $6.9 million.

         Note Payable

         The Company has an unsecured line of credit with Black Hills Generation, an indirect subsidiary of Black Hills Corporation, which is due on demand, however, Black Hills Generation has agreed not to demand payment until such time as outside financing is obtained. Borrowings under the note bear interest at prime rate (4.75 percent at March 31, 2002) and interest is payable monthly. Borrowings were $462.2 million at March 31, 2002 and $447.1 million at December 31, 2001. Interest expense on the borrowings under the note for the three months ended March 31, 2002 was $5.4 million. In addition, the Company has an unsecured line of credit with Black Hills Corporation in the amount of $1.7 million. Borrowings under the note bear interest at 3.1 percent and interest is payable monthly.

         Other Balances and Transactions

         In addition to the above transactions, the Company purchased natural gas to fuel its combustion turbine from Enserco Energy, an indirect subsidiary of Black Hills Corporation. The amount purchased during the three month period ended March 31, 2002 was approximately $1.2 million and is included in "Fuel and purchased power" on the Consolidated Statements of Income. The Company also received revenues of approximately $0.1 million from Black Hills Generation, an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

         In the opinion of management, the described related-party transactions have been fair and reasonable to the Company and have been entered into under terms and rates substantially the same as those transactions entered into with unrelated third parties in the ordinary course of business.

(8)      SUMMARY OF INFORMATION RELATING TO SEGMENTS OF THE COMPANY'S BUSINESS

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

         The Company's operations are now conducted through two business segments. As of March 31, 2002, substantially all of the Company's operations and assets are located within the United States. The two segments consist of: Electric, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Independent Power, which produces and sells power to wholesale customers. Independent Power's operations were not significant to the Company until the Indeck Capital acquisition in the third quarter of 2000.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2001 Annual Report on Form 10-K. Segment information included in the accompanying Consolidated Balance Sheets and Consolidated Statements of Income is as follows (in thousands):

                                 Operating Revenues          Net Income
                                 ------------------        --------------
       Quarter to Date
       March 31, 2002

       Electric                     $ 37,192                $   7,823
       Independent power              30,393                    4,161
                                    --------                 --------

       Total                        $ 67,585                 $ 11,984
                                    ========                 ========


                                 Operating Revenues       Net Income (Loss)
                                 ------------------       -----------------
       Quarter to Date
       March 31, 2001

       Electric                      $ 70,580                $ 17,337
       Independent power               18,045                  (1,088)
       Discontinued operation,
         net of income taxes                -                   4,832
                                     --------                --------

       Total                         $ 88,625                $ 21,081
                                     ========                ========

(9)      RISK MANAGEMENT ACTIVITIES

         The Company actively manages its exposure to certain market risks as described in Note 3 of the Company's 2001 Annual Report on Form 10-K. Included in the accompanying Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001, are derivative assets of
         $5.9 million and $5.7 million and derivative liabilities of $12.9 million and $16.1 million, respectively, related to fixed-for-float interest rate swaps on project financings. These transactions are accounted for as cash flow hedges and have been determined to be fully effective. Because these hedges are fully effective, the entire derivative fair value is recorded in accumulated other comprehensive income. These swaps had a current notional amount of $316.4 million and a weighted average interest rate of 5.85 percent at March 31, 2002 and December 31, 2001.

         The Company anticipates a portion of the unrealized losses recorded in accumulated other comprehensive income will be realized as increased interest expense in the next 12 months. Based on March 31, 2002 market interest rates, $7.8 million will be realized as additional interest expense during the next 12 months. Estimated and realized amounts will likely change during the next year as market interest rates change.

         At March 31, 2002, the Company had $811.0 million of outstanding, floating-rate debt of which $494.7 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

(10)     ACQUISITIONS

         On March 15, 2002, the Company paid $25.7 million to acquire an additional 30 percent interest in the Harbor Cogeneration Facility (Harbor), a 98 megawatt gas-fired plant located in Wilmington, California. This acquisition was funded through borrowings from a related party and gives the Company an 83 percent ownership interest and voting control of Harbor.

         The Company's investment in Harbor prior to the above acquisition was accounted for under the equity method of accounting and included in Investments on the accompanying Consolidated Balance Sheets. The above acquisition gave the Company majority ownership and voting control of Harbor, therefore, the Company now includes the accounts of Harbor in its consolidated financial statements.

         The above acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of the acquisition. The purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $9.5 million, which was recorded as long-lived intangible assets.

         The impact of this acquisition was not material in relation to the Company's results of operations. Consequently, pro forma information is not presented.

ITEM 2.  RESULTS OF OPERATIONS

         Consolidated Results

         Consolidated earnings for the three months ended March 31, 2002 were $12.0 million compared to $21.1 million in the same period of the prior year. Consolidated earnings from continuing operations for the three month period ended March 31, 2002 were $12.0 million compared to $16.3 million for the same period of the prior year. As discussed in Note 2 of Notes to Consolidated Financial Statements, during the quarter ended March 31, 2001, the Company distributed ownership interest in Wyodak to its parent company, Black Hills Corporation. The consolidated Statement of Income has been restated to reflect the continuing operations of the Company.

         The decrease in earnings from continuing operations is a result of decreased off-system sales, offset by increased generating capacity and the collection of previously reserved amounts for California operations.

         Consolidated revenues from continuing operations for the three months ended March 31, 2002 were $67.6 million compared to $88.6 million for the same period of the prior year. The decrease in revenues was a result of decreased prices for off-system sales by our electric utility, offset by expanded power production.

         Electric Utility

                                                       Three Months Ended
                                                            March 31
                                                  2002                   2001
                                                  ----                   ----
                                                        (in thousands)

                    Revenue                      $37,192                $70,580
                    Operating income              14,327                 28,664
                    Net income                     7,823                 17,337
                    EBITDA                        18,627                 33,167

         Electric utility revenues decreased 47 percent for the three month period ended March 31, 2002 compared to the same period in the prior year. Earnings for the segment decreased 55 percent from the same period. The decrease in revenues and earnings was primarily due to a 37 percent decrease in wholesale off-system sales at average prices that were 81 percent lower than the average prices in the same periods of the prior year. Fuel and purchased power expense decreased 67 percent for the three month period ended March 31, 2002 compared to the same period in 2001, and total operating expense decreased 45 percent for the same period.

         Independent Power Production

                                                         Three Months Ended
                                                              March 31
                                                    2002                  2001
                                                    ----                  ----
                                                          (in thousands)

                    Revenue                        $30,393              $18,045
                    Operating income                14,599                5,566
                    Net income (loss)                4,161               (1,088)
                    EBITDA                          20,855                7,193

         Revenue, operating income and net income increased substantially for the three month period ended March 31, 2002, compared to the same period in 2001. This increase can be attributed to additional generating capacity offset by increased depreciation expense. As of March 31, 2002, we had 606 megawatts of independent power capacity in service compared to 250 megawatts as of March 31, 2001. In addition, $1.9 million after-tax was collected in 2002 for previously recorded reserves pertaining to exposure in the California markets and the adoption of SFAS 142 resulted in a net income benefit of $0.9 million, after tax.

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

Item 6.           Exhibits and Reports of Form 8-K

                  99.1  Letter to Commission Pursuant to Temporary Note 3T

                             BLACK HILLS POWER, INC.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BLACK HILLS POWER, INC.


                            /s/ Roxann R. Basham
                            --------------------------------------------------
                            Roxann R. Basham, Vice President - Controller (Principal Accounting Officer)


                            /s/ Mark T. Thies
                            ---------------------------------------------------
                            Mark T. Thies, Senior VP & CFO
                            (Principal Financial Officer)


Dated:   May 15, 2002