Form 10-Q/A
period 2002-03-31
BLACK HILLS POWER INC
filed 2002-07-15
CIK 12400

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q/A

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

This Form 10-Q is being amended to correct the computation of the total in the table in Footnote 4 on page 7.


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

                             BLACK HILLS POWER, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
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

         The pro forma effects of adopting SFAS No. 142 for the three month periods ended March 31, 2002 and 2001 are as follows (in thousands):

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                     2002              2001
                                                                                     ----              ----
Net income as reported                                                              $11,984          $21,081
Less: cumulative effect of change in accounting principle,
   net of tax                                                                           896                -
                                                                                    -------          -------

Income excluding cumulative effect of change in accounting
   principle                                                                         11,088           21,081

Add: goodwill amortization, net of tax                                                    -              161
                                                                                    -------          -------

Net income excluding cumulative effect of change in accounting
   principle and goodwill amortization                                              $11,088          $21,242

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


Dated:   July 12, 2002