Form 10-Q
period 2002-06-30
BLACK HILLS POWER INC
filed 2002-08-14
CIK 12400

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002.

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

As of July 31, 2002, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                             BLACK HILLS POWER, INC.

                                    I N D E X

                                                                        Page
                                                                        Number
                                                                        ------

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Income-            3
                    Three and Six Months Ended
                    June 30, 2002 and 2001

                  Condensed Consolidated Balance Sheets-                  4
                    June 30, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Cash Flows-        5
                    Six Months Ended June 30, 2002 and 2001

                  Notes to Condensed Consolidated Financial Statements    6-14

Item 2.           Results of Operations                                   15-18

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                       19

Item 6.           Exhibits and Reports on Form 8-K                        19

Signatures                                                                20

                             BLACK HILLS POWER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                               Three Months                          Six Months
                                                                 June 30                               June 30
                                                            2002               2001               2002              2001
                                                            ----               ----               ----              ----
                                                                                    (in thousands)
Operating revenues                                         $75,509            $84,077           $143,094          $172,701
                                                           -------            -------           --------          --------

Operating expenses:
   Fuel and purchased power                                 13,654             14,763             25,235            44,853
   Operations and maintenance                                9,165             10,524             16,771            17,468
   Administrative and general                                9,986              8,403             15,352            15,857
   Depreciation and amortization                            11,344              6,964             21,604            13,836
   Taxes, other than income taxes                            3,566              2,899              7,413             5,934
                                                           -------            -------           --------          --------
                                                            47,715             43,553             86,375            97,948
                                                           -------            -------           --------          --------

Operating income                                            27,794             40,524             56,719            74,753
                                                           -------            -------           --------          --------

Other income and (expense):
   Interest expense                                        (12,350)           (10,679)           (23,652)          (21,446)
   Investment income                                           593              1,898              1,085             3,841
   Other expense                                              (497)              (181)              (573)             (310)
   Other income                                                681              2,801              1,825             4,152
                                                          --------            -------           --------          --------
                                                           (11,573)            (6,161)           (21,315)          (13,763)
                                                          --------            -------           --------          --------

Income from continuing operations before
  minority interest, income taxes and change
  in accounting principle                                   16,221             34,363             35,404            60,990
Minority interest                                           (1,836)            (2,611)            (4,102)           (4,571)
Income taxes                                                (5,254)           (11,781)           (11,083)          (20,199)
                                                          --------            -------           --------          --------
   Income from continuing operations, before
     change in accounting principle                          9,131             19,971             20,219            36,220
Discontinued operation, net of income taxes
  (Note 2)                                                       -                  -                  -             4,832
Change in accounting principle                                   -                  -                896                 -
                                                          --------            -------           --------          --------

   Net income                                             $  9,131            $19,971            $21,115           $41,052
                                                          ========            =======           ========          ========

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                             BLACK HILLS POWER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                                                       June 30         December 31
                                                                                                         2002              2001
                                                                                                         ----              ----
                                                                                                             (in thousands)
                                             ASSETS
Current assets:
   Cash and cash equivalents                                                                          $   36,502        $   14,832
   Accounts receivable (net of allowance for doubtful accounts of  $1,974 and $2,677, respectively)       39,523            32,334
   Accounts receivable - related party                                                                       754             9,457
   Materials, supplies and fuel                                                                           18,464            10,399
   Derivative assets                                                                                         243                 -
   Prepaid expenses                                                                                       14,360             9,822
                                                                                                      ----------        ----------
                                                                                                         109,846            76,844
                                                                                                      ----------        ----------
Investments                                                                                               15,444            51,543
                                                                                                      ----------        ----------

Property and equipment                                                                                 1,407,597         1,249,800
   Less accumulated depreciation                                                                        (289,141)         (240,472)
                                                                                                      ----------        ----------
                                                                                                       1,118,456         1,009,328
                                                                                                      ----------        ----------
Other assets:
   Regulatory asset                                                                                        4,071             4,071
   Goodwill                                                                                               27,059            25,566
   Intangible assets                                                                                      93,244            85,983
   Derivative asset                                                                                          156             5,746
   Other                                                                                                   7,689            10,493
                                                                                                      ----------        ----------
                                                                                                         132,219           131,859
                                                                                                      ----------        ----------

     Total                                                                                            $1,375,965        $1,269,574
                                                                                                      ==========        ==========
                              LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt                                                               $   36,432        $   35,881
   Notes payable                                                                                              24               450
   Notes payable - related party                                                                         488,390           447,125
   Accounts payable                                                                                        9,553            13,271
   Accounts payable - related  party                                                                         518             4,385
   Accrued liabilities                                                                                    26,684            16,929
   Derivative liability                                                                                    7,514            10,212
                                                                                                      ----------        ----------
                                                                                                         569,115           528,253
                                                                                                      ----------        ----------

Long-term debt, net of current maturities                                                                475,552           415,314
                                                                                                      ----------        ----------
Deferred credits:
   Federal income taxes                                                                                   61,602            61,239
   Regulatory liability                                                                                    5,828             6,249
   Derivative liability                                                                                    6,255             5,949
   Other                                                                                                   8,999            11,306
                                                                                                      ----------        ----------
                                                                                                          82,684            84,743
                                                                                                      ----------        ----------

Minority interest in subsidiaries                                                                         22,549            19,536
                                                                                                      ----------        ----------
Stockholder's equity:
   Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued                      23,416            23,416
   Additional paid-in capital                                                                             80,961            80,961
   Retained earnings                                                                                     127,454           121,875
   Accumulated other comprehensive loss                                                                   (5,766)           (4,524)
                                                                                                      ----------        ----------
                                                                                                         226,065           221,728
                                                                                                      ----------        ----------
     Total                                                                                            $1,375,965        $1,269,574
                                                                                                      ==========        ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                             BLACK HILLS POWER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              Six Months
                                                                                                June 30
                                                                                    2002                      2001
                                                                                    ----                      ----
                                                                                              (in thousands)
Cash flows from operations                                                         $33,661                  $ 39,039
                                                                                   -------                  --------

Investing activities:
   Property additions                                                              (85,987)                 (195,056)
   (Increase) decrease in investments                                                1,151                    (1,272)
   Payment for acquisition of net assets, net of cash
     acquired                                                                      (13,243)                  (10,410)
                                                                                   -------                  --------
                                                                                   (98,079)                 (206,738)
                                                                                   -------                  --------

Financing activities
   Dividends paid                                                                  (15,536)                  (14,168)
   Increase in short-term borrowings, net                                           40,839                    69,016
   Subsidiary distributions to minority interests                                        -                    (1,505)
   Long-term debt - issuance                                                        71,003                   135,014
   Long-term debt - repayments                                                     (10,218)                   (7,781)
                                                                                   -------                  --------
                                                                                    86,088                   180,576
                                                                                   -------                  --------

   Increase in cash and cash equivalents                                            21,670                    12,877

Cash and cash equivalents:
   Beginning of period                                                              14,832                    12,697
                                                                                   -------                  --------
   End of period                                                                   $36,502                   $25,574
                                                                                   =======                  ========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
      Interest                                                                     $24,118                  $ 20,826
      Income taxes                                                                 $   169                  $ 19,944

Stock dividend distribution to Black Hills
  Corporation, the parent company of Black Hills
  Power, Inc. (Note 2)                                                             $     -                   $89,643


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                             BLACK HILLS POWER, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)
                   (Reference is made to Notes to Consolidated
                      Financial Statements included in the
                      Company's Annual Report on Form 10-K)

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

         Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2002, December 31, 2001 and June 30, 2001, financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

         The condensed consolidated financial statements and notes to condensed consolidated financial statements have been restated to reflect the continuing operations of the Company for all periods presented.

         The net operating results of discontinued operations are included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2001 under the caption "Discontinued operations, net of income taxes" and are summarized as follows (in thousands):

         Revenue                                                   $197,274
         Income before income taxes                                   7,849
         Federal income taxes                                         3,017
         Net income                                                   4,832

(3)      RECLASSIFICATIONS

         Certain 2001 amounts in the financial statements have been reclassified to conform to the 2002 presentation. These reclassifications did not have an effect on the Company's total stockholder's equity or net income as previously reported.

(4)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Management expects to adopt SFAS 143 effective January 1, 2003 and is currently evaluating the effects adoption will have on the Company's consolidated financial statements.

(5)      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has adopted SFAS 141, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but the carrying values are reviewed annually (or more frequently if impairment indicators arise) for impairment. If the carrying value exceeds the fair value, an impairment loss shall be recognized. A discounted cash flow approach was used to determine fair value of the Company's businesses for purposes of testing for impairment. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS 142 on January 1, 2002.

         The pro forma effects of adopting SFAS No. 142 for the three and six month periods ended June 30, 2002 and 2001 are as follows (in thousands):

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30                               June 30
                                                             2002               2001               2002               2001
                                                             ----               ----               ----               ----
Net income as reported                                       $9,131             $19,971            $21,115            $41,052
Cumulative effect of change in
  accounting principle, net of tax                                -                   -               (896)                 -
                                                             ------             -------            -------            -------
Income excluding cumulative effect of
  change in accounting principle                              9,131              19,971             20,219             41,052
Add: goodwill amortization                                        -                 375                  -                695
                                                             ------             -------            -------            -------
Net income excluding cumulative effect of
  change in accounting principle and
  goodwill amortization                                      $9,131             $20,346            $20,219            $41,747
                                                             ======             =======            =======            =======

         The cumulative effect adjustment recognized upon adoption of SFAS 142 was $0.9 million (after tax). The adjustment consisted of income from the after-tax write-off of negative goodwill from prior acquisitions in our Independent Power segment. If SFAS 142 had been adopted on January 1, 2001, net income would have been lower for the six month period ended June 30, 2002 by $0.9 million and higher for the three and six-month periods ended June 30, 2001 by $0.4 million and $0.7 million, respectively.

         The Company's goodwill and intangible assets are contained within the Independent Power segment. Changes to goodwill and intangible assets during the six-month period ended June 30, 2002, including the effects of adopting SFAS No. 142, are as follows (in thousands):

                                          Goodwill     Other Intangible Assets
                                          --------     -----------------------
Balance at December 31, 2001, net of
   accumulated amortization                 $25,566             $85,983
Change in accounting principle                1,493                   -
Additions                                         -               9,504
Amortization expense                              -              (2,243)
                                            -------             -------
Balance at June 30, 2002, net of
   accumulated amortization                 $27,059             $93,244
                                            =======             =======

         On June 30, 2002, intangible assets totaled $93.2 million, net of accumulated amortization of $6.2 million. Intangible assets are primarily related to site development fees and above-market long-term contracts, and all have definite lives ranging from 7 to 40 years, over which they continue to be amortized. Amortization expense for intangible assets is expected to be approximately $5.1 million to $4.5 million for each year from 2003 to 2007.

         Intangible assets increased during the six month period ended June 30, 2002 as a result of a $9.5 million addition related to preliminary purchase allocations in the acquisition of additional ownership interest in the Harbor Cogeneration Facility (see Note 11). This intangible asset primarily relates to an above-market contract at the Facility.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS 121. The Company adopted SFAS 144 effective January 1, 2002. Adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(6)      COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30                           June 30
                                                                    2002             2001             2002             2001
                                                                    ----             ----             ----             ----
                                                                                         (in thousands)
Net income                                                          $9,131          $19,971          $21,115          $41,052
Other comprehensive income:
Initial impact of adoption of SFAS 133, net of
  minority interest                                                      -                -                -           (4,880)
Fair value adjustment on derivatives designated as
  cash flow hedges, net of minority interest                        (3,080)           2,491           (1,242)            (966)
                                                                    ------          -------          -------          -------

Comprehensive income                                                $6,051          $22,462          $19,873          $35,206
                                                                    ======          =======          =======          =======

(7)      CHANGES IN LONG-TERM DEBT AND NOTES PAYABLE

         On March 15, 2002, the Company closed on $135 million of senior secured financing for the Arapahoe and Valmont Facilities. These projects have a total of 210 megawatts in service and under construction and are located in the Denver, Colorado area. Proceeds from this financing were used to refinance $53.8 million of an existing seven-year senior secured term project-level facility, pay down approximately $50.0 million of short-term credit facility borrowings and approximately $31.2 million will be used for future project construction. At June 30, 2002, $124.9 million of the $135 million financing has been utilized.

         On June 18, 2002, we closed on a $75 million bridge credit agreement. As of June 30, 2002, there were no borrowings outstanding under this bridge credit agreement. This credit agreement bridges the issuance of $75 million of the Companies First Mortgage Bonds, which we issued on August 13, 2002. The termination date of the bridge credit agreement was August 13, 2002, the date on which the First Mortgage Bonds were issued.

         Our credit facilities contain certain restrictive covenants, including restrictions on the ability of certain subsidiaries with project level financings to dividend cash to the parent company in the amount of approximately $14 million at June 30, 2002. Some of these credit facilities were amended during the second quarter to remove default provisions pertaining to credit rating status. The Company and its subsidiaries had complied with all the covenants at June 30, 2002.

         Other than the above transactions, the Company had no other material changes in its consolidated indebtedness, as reported in Notes 7 and 8 of the Company's 2001 Annual Report on Form 10-K.

(8)      RELATED-PARTY TRANSACTIONS

         Receivables

         The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $0.8 million and $2.5 million as of June 30, 2002 and December 31, 2001, respectively. At December 31, 2001, the Company also had an unsecured line of credit outstanding from Black Hills Corporation for $6.9 million.

         Note Payable

         The Company has an unsecured line of credit with Black Hills Generation, an indirect subsidiary of Black Hills Corporation, which is due on demand, however, Black Hills Generation has agreed not to demand payment until such time as outside financing is obtained. Borrowings under the note bear interest at prime rate (4.75 percent at June 30, 2002) and interest is payable monthly. Borrowings were $484.4 million at June 30, 2002 and $447.2 million at December 31, 2001. Interest expense on the borrowings under the note for the three months and six months ended June 30, 2002 was $5.6 million and $11.0 million, respectively. In addition, the Company has an unsecured line of credit with Black Hills Corporation in the amount of $3.8 million. Borrowings under the note bear interest at 3.0 percent and interest is payable monthly.

         Other Balances and Transactions

         In addition to the above transactions, the Company purchased natural gas to fuel its combustion turbine from Enserco Energy, an indirect subsidiary of Black Hills Corporation. The amount purchased during the three and six month periods ended June 30, 2002 was approximately $1.3 million and $2.5 million, respectively and is included in "Fuel and purchased power" on the Condensed Consolidated Statements of Income. The Company also received revenues of approximately $0.1 million for the three and six month periods ended June 30, 2002, from Black Hills Generation, an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

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

         The Company's operations are now conducted through two business segments. As of June 30, 2002, substantially all of the Company's operations and assets are located within the United States. The two segments consist of: Electric, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Independent Power, which produces and sells power to wholesale customers.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2001 Annual Report on Form 10-K. Segment information included in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income is as follows (in thousands):

                                                       Income from Continuing
                          Operating Revenues                  Operations
                          ------------------                  ----------
       Quarter to Date
       June 30, 2002

       Electric                 $38,303                        $6,792
       Independent power         37,206                         2,339
                               --------                       -------

       Total                    $75,509                        $9,131
                                =======                        ======


                                                       Income from Continuing
                          Operating Revenues                 Operations
                          ------------------                 ----------
       Quarter to Date
       June 30, 2001

       Electric                 $61,601                       $16,784
       Independent power         22,476                         3,187
                               --------                       -------

       Total                    $84,077                       $19,971
                                =======                       =======

                                                       Income from Continuing
                          Operating Revenues                  Operations
                          ------------------                  ----------
       Year to Date
       June 30, 2002

       Electric               $ 75,494                        $14,614
       Independent power        67,600                          5,605
                              --------                        -------

       Total                  $143,094                        $20,219
                              ========                        =======


                                                       Income from Continuing
                          Operating Revenues                  Operations
                          ------------------                  ----------
       Year to Date
       June 30, 2001

       Electric               $132,180                        $34,124
       Independent power        40,521                          2,096
                              --------                        -------

       Total                  $172,701                        $36,220
                              ========                        =======

         Other than the following transactions, the Company had no other material changes in total assets of its reporting segments, as reported in Note 15 of the Company's 2001 Annual Report on Form 10-K, beyond changes resulting from normal operating activities.

         The Independent Power segment had a net addition to non working capital assets of approximately $75 million primarily related to ongoing construction of the expansions at the Las Vegas Cogeneration and Arapahoe facilities and the acquisition of additional ownership interest at the Harbor Cogeneration facility (Note 11).

(10)     RISK MANAGEMENT ACTIVITIES

         The Company actively manages its exposure to certain market risks as described in Note 3 of the Company's 2001 Annual Report on Form 10-K. Included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001, are derivative assets of $0.4 million and $5.7 million and derivative liabilities of $13.8 million and $16.2 million, respectively, related to fixed-for-float interest rate swaps on project financings. These transactions are accounted for as cash flow hedges and have been determined to be fully effective. Because these hedges are fully effective, the entire derivative fair value is recorded in accumulated other comprehensive income. These swaps had a current notional amount of $215.0 million and a weighted average interest rate of 6.0 percent at June 30, 2002 and a current notional amount of $316.4 million and a weighted average interest rate of 5.85 percent at December 31, 2001.

         The Company anticipates a portion of the unrealized losses recorded in accumulated other comprehensive income will be realized as increased interest expense in the next 12 months. Based on June 30, 2002 market interest rates, $7.5 million will be realized as additional interest expense during the next 12 months. Estimated and realized amounts will likely change during the next year as market interest rates change.

         At June 30, 2002, the Company had $359.2 million of outstanding, floating-rate debt of which $144.1 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

         At December 31, 2001, the Company had a $100 million forward starting floating-to-fixed interest rate swap to hedge the anticipated floating rate debt financing related to the Company's Las Vegas Cogeneration expansion. This swap terminated during the second quarter 2002 and resulted in a $1.1 million gain. This swap was treated as a cash flow hedge and accordingly the resulting gain will continue to be carried in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet and amortized over the life of the related long-term financing.

         In addition, the Company entered into a $50 million treasury lock to hedge a portion of the Company's $75 million First Mortgage Bond offering completed in August 2002 (Note 13). The treasury lock effectively fixes, at current rates, the interest rate for the first
         28.5 years of the 30-year bonds. The treasury lock settled on August 8, 2002, the bond pricing date, and resulted in a loss which will continue to be carried in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet and amortized over the life of the related bonds as additional interest expense. At June 30, 2002, the treasury lock had a fair market value of $0.

(11)     ACQUISITIONS

         On March 15, 2002, the Company paid $25.7 million to acquire an additional 30 percent interest in the Harbor Cogeneration Facility (Harbor), a 98-megawatt gas-fired plant located in Wilmington, California. This acquisition was funded through borrowings from a related party and gives the Company an 83 percent ownership interest and voting control of Harbor.

         The Company's investment in Harbor prior to the above acquisition was accounted for under the equity method of accounting and included in Investments on the accompanying Condensed Consolidated Balance Sheets. The above acquisition gave the Company majority ownership and voting control of Harbor, therefore, the Company now includes the accounts of Harbor in its consolidated financial statements.

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

   (12)  LEGAL PROCEEDINGS

         In June 2002, a forest fire damaged approximately 10,800 acres of private and government land located near Deadwood and Lead, South Dakota. The fire destroyed approximately 20 structures (seven houses and 13 outbuildings) and caused the evacuation of the cities of Lead and Deadwood for approximately 48 hours.

         The cause of the fire was investigated by the State of South Dakota. Sagging power lines owned by us were implicated as the cause. We have initiated our own investigation into the cause of the fire, including the hiring of expert fire investigators, and that investigation is continuing.

         Although we have been put on notice of potential claims, no civil action or regulatory proceeding has been initiated against us at this time. If, however, it is determined that sagging power lines owned by us were the cause of the fire and that we were negligent in the maintenance of those power lines, we could be liable for resultant damages. Although we cannot predict the outcome of either our investigation or of potential claims, management believes that any such claims will not have a material adverse effect on our financial condition or results of operations.

   (13)  SUBSEQUENT EVENT

         On August 13, 2002, the Company issued $75 million of First Mortgage Bonds, Series AE, due 2032. The Mortgage Bonds have a 7.23% coupon with interest payable semi-annually, commencing February 15, 2003. Net proceeds from the offering were and will be used to fund the Company's portion of construction and installation costs for an AC-DC-AC Converter Station; for general capital expenditures for the remainder of 2002 and 2003; to repay a portion of current bank indebtedness; to satisfy bond maturities for certain outstanding first mortgage bonds due in 2003; and for general corporate purposes.

ITEM 2.  RESULTS OF OPERATIONS

         Consolidated Results

         Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Consolidated net income for the three months ended June 30, 2002 was $9.1 million compared to $20.0 million in the same period of the prior year. The decrease in net income is a result of decreased off-system sales and increased depreciation expense, offset by increased generating capacity.

         Consolidated revenues for the three months ended June 30, 2002 were $75.5 million compared to $84.1 million for the same period of the prior year. The decrease in revenues was a result of decreased prices for off-system sales by our electric utility, offset by expanded power production.

         Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001. Consolidated net income for the six months ended June 30, 2002 was $21.1 million compared to $41.1 million in the same period of the prior year. Consolidated income from continuing operations, before change in accounting principle, for the six-month period ended June 30, 2002 was $20.2 million compared to $36.2 million for the same period in the prior year. As discussed in Note 2 of Notes to Consolidated Financial Statements, during the quarter ended March 31, 2001, the Company distributed its ownership interest in Wyodak to its parent company, Black Hills Corporation. The consolidated Condensed Statement of Income has been restated to reflect the continuing operations of the Company.

         The decrease in income from continuing operations is a result of decreased off-system sales and increased depreciation expense, offset by increased generating capacity and the collection of previously reserved amounts for California operations.

         Consolidated revenues for the six months ended June 30, 2002 were $143.1 million compared to $172.7 million for the same period of the prior year. The decrease in revenues was a result of decreased prices for off-system sales by our electric utility, offset by expanded power production.

         Electric Utility

                                            Three Months Ended                        Six Months Ended
                                                  June 30                                  June 30
                                         2002                 2001                2002                2001
                                         ----                 ----                ----                ----
                                                                   (in thousands)

        Revenue                        $38,303              $61,601             $75,494            $132,180
        Operating income                13,353               29,310              27,680              57,974
        Net income                       6,792               16,784              14,614              34,124
        EBITDA                          17,845               33,337              36,471              66,506


         Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001. Electric utility revenues decreased 38 percent for the three-month period ended June 30, 2002 compared to the same period in the prior year. Net income for the segment decreased 60 percent from the same period in the prior year. The decrease in revenues and net income was primarily due to a 28 percent decrease in wholesale off-system sales at average prices that were 68 percent lower than the average prices in the same period of the prior year. Firm residential and contracted electricity sales increased, but were offset by a decline in industrial sales due to the closing of Homestake Gold Mine at year-end 2001. Fuel and purchased power expense decreased 26 percent for the three month period ended June 30, 2002 compared to the same period in 2001, and total operating expense decreased 23 percent for the same period.

         Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001. Electric utility revenues decreased 43 percent for the six-month period ended June 30, 2002, compared to the same period in the prior year. Net income for the segment decreased 57 percent from the same period in the prior year. The decrease in revenues and net income was primarily due to a 33 percent decrease in wholesale off-system sales at average prices that were 75 percent lower than average prices in the same period of the prior year. Firm residential and contracted electricity sales increased, but were offset by a decline in industrial sales due to the closing of Homestake Gold Mine at year-end 2001. Fuel and purchased power expense decreased 54 percent for the six month period ended June 30, 2002 compared to the same period in 2001, and operating expense decreased 36 percent for the same period.

         Independent Power Production

                                          Three Months Ended                        Six Months Ended
                                                June 30                                  June 30
                                       2002                2001                 2002                2001
                                       ----                ----                 ----                ----
                                                                   (in thousands)

        Revenue                      $37,206             $22,476              $67,600             $40,521
        Operating income              14,441              11,214               29,039              16,779
        Net income                     2,339               3,187                6,501               2,096
        EBITDA                        19,641              14,161               40,496              21,354

         Three Months Ended June 30, 2002 Compared to Three Months Ended
         June 30, 2001. Independent power revenues increased 66 percent for the three-month period ended June 30, 2002 compared to the same period in the prior year. This increase can be attributed to additional generating capacity. As of June 30, 2002 we had 606 megawatts of independent power capacity in service compared to 287 megawatts as of June 30, 2001. An 102 percent increase in operating expense and a 53 percent increase in interest expense contributed to a 27 percent decrease in net income.

         Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001. Independent power revenues increased 67 percent for the six-month period ended June 30, 2002 compared to the same period in the prior year. Operating income increased 73 percent for the same period. Net income for the six-month period was more than triple net income for the prior six-month period. Additional independent power capacity of 606 megawatts at June 30, 2002, compared to 287 megawatts at June 30, 2001 contributed to the increase in revenue and net income, offset by increased depreciation and interest expense. In addition, $1.9 million after-tax was collected for previously recorded reserves pertaining to exposure in the California markets and the adoption of SFAS 142 resulted in a net income benefit of $0.9 million after tax.

                           Forward Looking Statements

         Some of the statements in this Form 10-Q include "forward-looking statements" as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions, which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including, among other things: (1) unanticipated developments in the western power markets, including unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on amounts due from counterparties, adverse changes in current or future litigation, adverse changes in the tariffs of the California Independent System Operator, market disruption and adverse changes in energy and commodity supply, volume and pricing and interest rates; (2) prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition; (3) the State of California's efforts to reform its long-term power purchase contracts; (4) changes in and compliance with environmental and safety laws and policies; (5) weather conditions; (6) population growth and demographic patterns; (7) competition for retail and wholesale customers; (8) pricing and transportation of commodities; (9) market demand, including structural market changes; (10) changes in tax rates or policies or in rates of inflation; (11) changes in project costs;
         (12) unanticipated changes in operating expenses or capital expenditures; (13) capital market conditions; (14) technological advances by competitors; (15) competition for new energy development opportunities; (16) legal and administrative proceedings that influence our business and profitability; (17) the effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001, or any other terrorist actions or responses to such actions; (18) the effects on our business resulting from the financial difficulties of Enron and other energy companies, including their effects on liquidity in the trading and power industry, and their effects on the capital markets views of the energy or trading industry, and our ability to access the capital markets on the same favorable terms as in the past; (19) the effects on our business in connection with a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us; (20) risk factors discussed in this Form 10-Q; and (21) other factors discussed from time to time in our filings with the SEC. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

                             BLACK HILLS POWER, INC.

                           Part II - Other Information


Item 1.           Legal Proceedings

                  For information regarding legal proceedings, see Note 11 to the Company's 2001 Annual Report on Form 10-K and Note 12 in
                  Item 1 of Part I of this Quarterly Report on Form 10-Q, which information from Note 12 is incorporated by reference into this item.

Item 6.           Exhibits and Reports on Form 8-K

                 (a)  Exhibits -

                      Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 (b)  Reports on Form 8-K

                      We have filed the following Reports on Form 8-K during the quarter ended June 30, 2002:

                          Form 8-K  dated May 31,  2002.  Reported  under
                          Item 4, the change in our independent public accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

                             BLACK HILLS POWER, INC.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BLACK HILLS POWER, INC.


                                /s/ Roxann R. Basham
                                ---------------------------------------------
                                Roxann R. Basham, Vice President - Controller (Principal Accounting Officer)


                                /s/ Mark T. Thies
                                ---------------------------------------------
                                Mark T. Thies, Senior Vice President
                                 and Chief Financial Officer
                                (Principal Financial Officer)


Dated:   August 14, 2002

                                  EXHIBIT INDEX




Exhibit (99.1)  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit (99.2)  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.