Form 10-Q
period 2002-09-30
BLACK HILLS POWER INC
filed 2002-11-15
CIK 12400

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

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

As of October 31, 2002, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

                             BLACK HILLS POWER, INC.

                                    I N D E X

                                                                       Page
                                                                      Number

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Income-            3
                    Three and Nine Months Ended
                    September 30, 2002 and 2001

                  Condensed Consolidated Balance Sheets-                  4
                    September 30, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Cash Flows-        5
                    Nine Months Ended September 30, 2002 and 2001

                  Notes to Condensed Consolidated Financial Statements    6-14

Item 2.           Results of Operations                                   15-19

Item 4.           Controls and Procedures                                 19

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                       20

Item 6.           Exhibits and Reports on Form 8-K                        20

Signatures                                                                21

                             BLACK HILLS POWER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                            Three Months Ended                    Nine Months Ended
                                                                September 30                         September 30
                                                          2002               2001               2002              2001
                                                          ----               ----               ----              ----
                                                                                 (in thousands)
Operating revenues                                       $77,682            $63,167           $217,744          $227,367
                                                         -------            -------           --------          --------

Operating expenses:
   Fuel and purchased power                               18,865             16,617             44,100            61,470
   Operations and maintenance                              9,387              9,315             26,158            26,785
   Administrative and general                              8,030              4,333             23,382            20,190
   Depreciation and amortization                          10,910              8,588             32,514            22,424
   Taxes, other than income taxes                          3,600              2,973             11,013             8,906
                                                         -------            -------           --------          --------
                                                          50,792             41,826            137,167           139,775
                                                         -------            -------           --------          --------

Equity in investments of unconsolidated
  subsidiaries                                               907              1,575              3,939            10,077
                                                         -------            -------           --------          --------

Operating income                                          27,797             22,916             84,516            97,669
                                                         -------            -------           --------          --------

Other income and (expense):
   Interest expense                                      (12,165)           (10,982)           (35,818)          (32,428)
   Investment income                                         594              1,000              1,678             4,841
   Other expense                                            (790)              (713)              (170)           (1,024)
   Other income                                               90                345                728             4,498
                                                         -------            -------           --------          --------
                                                         (12,271)           (10,350)           (33,582)          (24,113)
                                                         -------            -------           --------          --------

Income from continuing operations before
  minority interest, income taxes and change
  in accounting principle                                 15,526             12,566             50,934            73,556
Minority interest                                          1,488                163             (2,613)           (4,408)
Income taxes                                              (6,001)            (4,471)           (17,087)          (24,670)
                                                         -------            -------           --------          --------
   Income from continuing operations, before
     change in accounting principle                       11,013              8,258             31,234            44,478
Discontinued operation, net of income taxes
  (Note 2)                                                     -                  -                  -             4,832
Change in accounting principle                                 -                  -                896                 -
                                                         -------            -------           --------          --------

   Net income                                            $11,013            $ 8,258           $ 32,130          $ 49,310
                                                         =======            =======           ========          ========

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                             BLACK HILLS POWER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                     September 30      December 31
                                                                                                         2002              2001
                                                                                                         ----              ----
                                                                                                             (in thousands)
                                             ASSETS

Current assets:
   Cash and cash equivalents                                                                         $    43,612       $    14,832
   Receivables (net of allowance for doubtful accounts of  $1,839 and $2,677, respectively)               41,270            32,334
   Receivables - related party                                                                            54,508             9,457
   Materials, supplies and fuel                                                                           18,873            10,399
   Derivative assets                                                                                         327                 -
   Prepaid expenses                                                                                        9,036             9,822
                                                                                                     -----------       -----------
                                                                                                         167,626            76,844
                                                                                                     -----------       -----------

Investments                                                                                               15,820            51,543
                                                                                                     -----------       -----------

Property and equipment                                                                                 1,454,877         1,249,800
   Less accumulated depreciation                                                                        (290,901)         (240,472)
                                                                                                     -----------       -----------
                                                                                                       1,163,976         1,009,328
Other assets:
   Regulatory asset                                                                                        4,350             4,071
   Goodwill                                                                                               27,059            25,566
   Intangible assets                                                                                      78,883            85,983
   Derivative assets                                                                                           -             5,746
   Other                                                                                                  14,569            10,493
                                                                                                     -----------       -----------
                                                                                                         124,861           131,859
                                                                                                     -----------       -----------

     Total                                                                                           $ 1,472,283       $ 1,269,574
                                                                                                     ===========       ===========

                              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current maturities of long-term debt                                                              $    17,279       $    35,881
   Notes payable                                                                                          50,021               450
   Notes payable - related party                                                                         462,297           447,125
   Accounts payable                                                                                        9,344            13,271
   Accounts payable - related  party                                                                       1,214             4,385
   Accrued liabilities                                                                                    17,196            16,929
   Derivative liabilities                                                                                  9,168            10,212
                                                                                                     -----------       -----------
                                                                                                         566,519           528,253
                                                                                                     -----------       -----------

Long-term debt, net of current maturities                                                                560,935           415,314
                                                                                                     -----------       -----------
Deferred credits:
   Federal income taxes                                                                                   79,637            61,239
   Regulatory liability                                                                                    5,612             6,249
   Derivative liabilities                                                                                  9,022             5,949
   Other                                                                                                   9,260            11,306
                                                                                                     -----------       -----------
                                                                                                         103,531            84,743
                                                                                                     -----------       -----------
Minority interest in subsidiaries                                                                         16,618            19,536
                                                                                                     -----------       -----------
Stockholder's equity:
   Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued                      23,416            23,416
   Additional paid-in capital                                                                             80,961            80,961
   Retained earnings                                                                                     130,673           121,875
   Accumulated other comprehensive loss                                                                  (10,370)           (4,524)
                                                                                                     -----------       -----------
                                                                                                         224,680           221,728
                                                                                                     -----------       -----------
     Total                                                                                           $ 1,472,283       $ 1,269,574
                                                                                                     ===========       ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                             BLACK HILLS POWER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                    2002                      2001
                                                                                    ----                      ----
                                                                                              (in thousands)
Cash flows from operations                                                        $ 57,110                   $52,030
                                                                                  --------                   -------

Investing activities:
   Property additions                                                             (132,128)                 (375,477)
   Notes receivable from associated companies, net                                 (46,854)                   56,597
   Payment for acquisition of net assets, net of cash
     acquired                                                                      (13,243)                  (10,410)
   Payment for the acquisition of minority interest                                 (3,617)                        -
   Payment for intangible assets including goodwill                                      -                   (50,413)
                                                                                  --------                  --------
                                                                                  (195,842)                 (379,703)
                                                                                  --------                  --------

Financing activities
   Dividends paid                                                                  (23,334)                  (21,667)
   Increase in short-term borrowings, net                                           64,743                   221,325
   Subsidiary distributions to minority interests                                     (916)                   (1,505)
   Long-term debt - issuance                                                       156,135                   (11,034)
   Long-term debt - repayments                                                     (29,116)                  144,975
                                                                                  --------                  --------
                                                                                   167,512                   332,094
                                                                                  --------                  --------

   Increase in cash and cash equivalents                                            28,780                     4,421

Cash and cash equivalents:
   Beginning of period                                                              14,832                    12,697
                                                                                  --------                  --------
   End of period                                                                  $ 43,612                  $ 17,118
                                                                                  ========                  ========

Supplemental disclosure of cash flow information Cash paid during the period for:
      Interest                                                                     $36,810                  $ 32,931
      Income taxes                                                                 $   170                  $ 19,944

Stock dividend distribution to Black Hills
  Corporation, the parent company of Black Hills
  Power, Inc. (Note 2)                                                             $     -                  $ 89,643


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

         Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2002, December 31, 2001 and September 30, 2001, financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

         The net operating results of discontinued operations are included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2001 under the caption "Discontinued operations, net of income taxes" and are summarized as follows (in thousands):

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

(4)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Management will adopt SFAS 143 effective January 1, 2003 and is currently evaluating the effects adoption will have on the Company's consolidated financial statements.

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

         The pro forma effects of adopting SFAS No. 142 for the three and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands):

                                                              Three Months Ended                    Nine Months Ended
                                                                   September 30                          September 30
                                                             2002               2001               2002               2001
                                                             ----               ----               ----               ----
Net income as reported                                      $11,013             $ 8,258            $32,130            $49,310
Cumulative effect of change in
  accounting principle, net of tax                                -                   -               (896)                 -
                                                            -------             -------            -------            -------
Income excluding cumulative effect of
  change in accounting principle                             11,013               8,258             31,234             49,310
Add: goodwill amortization                                        -                 274                  -                849
                                                            -------             -------            -------            -------
Net income excluding cumulative effect of
  change in accounting principle and
  goodwill amortization                                     $11,013             $ 8,532            $31,234            $50,159
                                                            =======             =======            =======            =======

         The cumulative effect adjustment recognized upon adoption of SFAS 142 was $0.9 million (after tax). The adjustment consisted of income from the after-tax write-off of negative goodwill from prior acquisitions in our Independent Power segment. If SFAS 142 had been adopted on January 1, 2001, net income would have been lower for the nine-month period ended September 30, 2002 by $0.9 million and higher for the three and nine-month periods ended September 30, 2001 by $0.3 million and $0.8 million, respectively.

         The Company's goodwill and intangible assets are contained within the Independent Power segment. Changes to goodwill and intangible assets during the nine-month period ended September 30, 2002, including the effects of adopting SFAS No. 142, are as follows (in thousands):


                                                  Goodwill                   Other Intangible Assets
Balance at December 31, 2001, net of
   accumulated amortization                       $25,566                           $85,983
Change in accounting principle                      1,493                                 -
Additions                                               -                            10,080
Adjustments                                             -                           (14,108)
Amortization expense                                    -                            (3,072)
                                                  -------                           -------
Balance at September 30, 2002, net of
   accumulated amortization                       $27,059                           $78,883
                                                  =======                           =======

         On September 30, 2002, intangible assets totaled $78.9 million, net of accumulated amortization of $7.0 million. Intangible assets are primarily related to site development fees and above-market long-term contracts, and all have definite lives ranging from 7 to 40 years, over which they continue to be amortized. Amortization expense for intangible assets for the next five years is expected to be approximately $4.1 million a year.

         Intangible asset additions during the nine-month period ended September 30, 2002 were primarily the result of a $9.3 million addition related to preliminary purchase allocations in the acquisition of additional ownership interest in the Harbor Cogeneration Facility (See Note 11). This intangible asset primarily relates to an acquired ownership of additional interest in a contract termination payment stream at the facility.

         Adjustments of intangible assets during the nine-month period ended September 30, 2002 primarily relate to final adjustments to the preliminary purchase price allocation of the Company's third quarter 2001 Las Vegas Cogeneration acquisition.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS
         121. The Company adopted SFAS 144 effective January 1, 2002. Adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(6)      COMPREHENSIVE INCOME

         The following table presents the components of the Company's comprehensive income:

                                                                     Three Months Ended                Nine Months Ended
                                                                         September 30                      September 30
                                                                    2002             2001             2002             2001
                                                                    ----             ----             ----             ----
                                                                                         (in thousands)

Net income                                                         $11,013          $ 8,258          $32,130          $49,310
Other comprehensive income:
Initial impact of adoption of SFAS 133, net of
  minority interest                                                      -                -                -           (4,880)
Fair value adjustment on derivatives designated as
  cash flow hedges, net of minority interest                        (4,604)          (5,355)          (5,846)          (6,321)
                                                                  --------          -------          -------          -------

Comprehensive income                                              $  6,409          $ 2,903          $26,284          $38,109
                                                                  ========          =======          =======          =======

(7)      CHANGES IN LONG-TERM DEBT AND NOTES PAYABLE

         On March 14, 2002, the Company closed on $135 million five-year senior secured project-level financing for the Arapahoe and Valmont Facilities. These projects have a total of 210 megawatts in service and are located in the Denver, Colorado area. Proceeds from this financing were used to refinance $53.8 million of an existing seven-year, senior-secured term project-level facility, pay down approximately $50.0 million of short-term credit facility borrowings and approximately $31.2 million was used for project construction. At September 30, 2002, all of the $135 million financing had been utilized.

         On June 18, 2002, the Company closed on a $75 million bridge credit agreement. This credit agreement bridged the issuance of $75 million of the Company's First Mortgage Bonds, which were issued on August 13, 2002. The termination date of the bridge credit agreement was August 13, 2002, the date on which the First Mortgage Bonds were issued.

         On August 13, 2002, the Company issued $75 million of First Mortgage Bonds, Series AE, due 2032. The First Mortgage Bonds have a 7.23 percent coupon with interest payable semi-annually, commencing February 15, 2003. Net proceeds from the offering were and will be used to fund the Company's portion of construction and installation costs for an AC-DC-AC Converter Station; for general capital expenditures for the remainder of 2002 and 2003; to repay a portion of current bank indebtedness; to satisfy bond maturities for certain outstanding first mortgage bonds due in 2003; and for general corporate purposes.

         On September 27, 2002, the Company closed on a $50 million secured financing for the expansion at our Las Vegas II project, a 224-megawatt gas-fired generation facility located in North Las Vegas, Nevada, that expires on November 26, 2002. Proceeds from this financing were used to pay down related party borrowings.

         The Company's credit facilities contain certain restrictive covenants, including restrictions on the ability of certain subsidiaries with project level financings to dividend cash to the Parent in the amount of approximately $17.5 million at September 30, 2002. Some of these credit facilities were amended during the second quarter to remove default provisions pertaining to credit rating status. The Company complied with all the covenants at September 30, 2002.

         Other than the above transactions, the Company had no other material changes in its consolidated indebtedness, as reported in Notes 7 and 8 of the Company's 2001 Annual Report on Form 10-K.

(8)      RELATED-PARTY TRANSACTIONS

         Receivables

         The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $0.7 million and $2.5 million as of September 30, 2002 and December 31, 2001, respectively.

         The Company also has extended a line of credit to the Parent, which is due on demand. Outstanding advances were $53.8 million at September 30, 2002 and $6.9 million at December 31, 2001. Interest income received on the note was $224,000 and $262,000 for the three and nine-month periods ended September 30, 2002. Advances under these notes bear interest at a variable rate that does not exceed prime and is receivable monthly.

         Note Payable

         The Company has an unsecured line of credit with Black Hills Generation, an indirect subsidiary of the Parent. Although the line of credit is due on demand, Black Hills Generation has agreed not to demand payment until such time as outside financing is obtained. Borrowings under the note bear interest at prime rate (4.75 percent at September 30, 2002) and interest is payable monthly. Borrowings were $462.3 million at September 30, 2002 and $447.1 million at December 31, 2001. Interest expense on the borrowings under the note for the three months and nine months ended September 30, 2002 was $5.9 million and $16.9 million, respectively.

         Other Balances and Transactions

         In addition to the above transactions, the Company purchased natural gas to fuel its combustion turbine from Enserco Energy, an indirect subsidiary of the Parent. The amount purchased during the three and nine-month periods ended September 30, 2002 was approximately $2.5 million and $4.9 million, respectively and is included in "Fuel and purchased power" on the Condensed Consolidated Statements of Income. The Company also received revenues of approximately $0.1 million and $0.2 million for the three and nine-month periods, respectively, from Black Hills Generation, an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

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

         The Company's operations are now conducted through two business segments. As of September 30, 2002, substantially all of the Company's operations and assets are located within the United States. The two segments consist of: Electric, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Independent Power, which produces and sells power to wholesale customers.

         Segment information follows the same accounting policies as described in Note 1 of the Company's 2001 Annual Report on Form 10-K. Segment information included in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income is as follows (in thousands):

                                                        Income from Continuing
                                Operating Revenues            Operations
       Quarter Ended
       September 30, 2002

       Electric                       $45,291                   $ 8,304
       Independent power               32,391                     2,709
                                     --------                   -------

       Total                          $77,682                   $11,013
                                      =======                   =======

                                                        Income from Continuing
                                Operating Revenues             Operations
       Quarter Ended
       September 30, 2001

       Electric                       $43,518                   $  7,929
       Independent power               19,649                        329
                                     --------                   --------

       Total                          $63,167                   $  8,258
                                      =======                   ========


                                                        Income from Continuing
                                Operating Revenues             Operations
       Year to Date
       September 30, 2002

       Electric                      $120,786                   $22,918
       Independent power               96,958                     8,316
                                   ----------                   -------

       Total                         $217,744                   $31,234
                                     ========                   =======


                                                        Income from Continuing
                                Operating Revenues             Operations
       Year to Date
       September 30, 2001

       Electric                      $175,698                   $42,053
       Independent power               51,669                     2,425
                                   ----------                   -------

       Total                         $227,367                   $44,478
                                     ========                   =======

         Other than the following transactions, the Company had no other material changes in total assets of its reporting segments, as reported in Note 15 of the Company's 2001 Annual Report on Form 10-K, beyond changes resulting from normal operating activities.

         The Independent Power segment had a net addition to non working capital assets of approximately $106 million primarily related to ongoing construction of the expansions at the Las Vegas Cogeneration II and Arapahoe facilities and the acquisition of additional ownership interest at the Harbor Cogeneration facility (Note 11).

(10)     RISK MANAGEMENT ACTIVITIES

         The Company actively manages its exposure to certain market risks as described in Note 3 of the Company's 2001 Annual Report on Form 10-K. Included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001, are derivative assets of $0.3 million and $5.7 million and derivative liabilities of $18.2 million and $16.2 million, respectively, related to fixed-for-float interest rate swaps on certain financings. These transactions are accounted for as cash flow hedges and have been determined to be fully effective. Because these hedges are fully effective, the entire derivative fair value is recorded in accumulated other comprehensive income. These swaps had a current notional amount of $213.6 million and a weighted average interest rate of 5.99 percent at September 30, 2002 and a current notional amount of $316.4 million and a weighted average interest rate of 5.85 percent at December 31, 2001.

         The Company anticipates a portion of the unrealized losses recorded in accumulated other comprehensive income will be realized as increased interest expense in the next 12 months. Based on September 30, 2002 market interest rates, $9.1 million will be realized as additional interest expense during the next 12 months. Estimated and realized amounts will likely change during the next year as market interest rates change.

         At September 30, 2002, the Company had $365.9 million of outstanding, floating-rate debt of which $152.3 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate.

         At December 31, 2001, the Company had a $100 million forward starting floating-to-fixed interest rate swap to hedge the anticipated floating rate debt financing related to the Company's Las Vegas Cogeneration expansion. This swap terminated during the second quarter 2002 and resulted in a $1.1 million gain. This swap was treated as a cash flow hedge and accordingly in the second quarter of 2002 the resulting gain was carried in Accumulated Other Comprehensive Income on the Condensed Consolidated Balance Sheet and was to be amortized over the life of the anticipated long-term financing. In the third quarter of 2002, this cash flow hedge was determined to be ineffective due to uncertainties about the eventual timing and form of financing for this project. As a result, the $1.1 million was taken into earnings. The gain was offset by the expensing of approximately $1.0 million of deferred financing costs related to the anticipated financing.

         In addition, the Company entered into a $50 million treasury lock to hedge a portion of the Company's $75 million First Mortgage Bond offering completed in August 2002 (Note 7). The treasury lock cash settled on August 8, 2002, the bond pricing date, and resulted in a $1.8 million loss. This treasury lock was treated as a cash flow hedge and accordingly the resulting loss is carried in Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheet and amortized over the life of the related bonds as additional interest expense.

(11)     ACQUISITIONS

         On March 15, 2002, the Company paid $25.7 million to acquire an additional 30 percent interest in the Harbor Cogeneration Facility (Harbor), a 98-megawatt gas-fired plant located in Wilmington, California. This acquisition was funded through borrowings from a related party. At September 30, 2002 the Company had an 88 percent ownership interest in Harbor.

         The Company's investment in Harbor prior to the above acquisition was accounted for under the equity method of accounting and included in Investments on the accompanying Condensed Consolidated Balance Sheets. The above acquisition gave the Company majority ownership and voting control of Harbor. Therefore, the Company now includes the accounts of Harbor in its consolidated financial statements.

         The above acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of the acquisition. The purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $9.3 million, which was recorded as long-lived intangible assets.

         The impact of this acquisition was not material in relation to the Company's results of operations. Consequently, pro forma information is not presented.

   (12)  LEGAL PROCEEDINGS

         In June 2002, a forest fire damaged approximately 11,000 acres of private and government land located near Deadwood and Lead, South Dakota. The fire destroyed approximately 20 structures (seven houses and 13 outbuildings) and caused the evacuation of the cities of Lead and Deadwood for approximately 48 hours.

         The cause of the fire was investigated by the State of South Dakota. Alleged contact between power lines owned by the Company and undergrowth were implicated as the cause. The Company has initiated its own investigation into the cause of the fire, including the hiring of expert fire investigators and that investigation is continuing.

         The Company has been put on notice of potential private civil claims for property damage and business loss. In addition, the State of South Dakota initiated a civil action in the Seventh Judicial Circuit Court, Pennington County, South Dakota, seeking recovery of damages for fire suppression costs, reclamation and remediation. If it is determined that power line contact was the cause of the fire, and that the Company was negligent in the maintenance of those power lines, the Company could be liable for resultant damages. Management cannot predict the outcome of either the Company's investigation, or the viability of potential claims. Management believes that any such claims will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  RESULTS OF OPERATIONS

         Consolidated Results

         Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Consolidated net income for the three months ended September 30, 2002 was $11.0 million compared to $8.3 million in the same period of the prior year. The increase in net income is a result of increased generating capacity, increased earnings from additional ownership of an energy partnership and increased off-system sales partially offset by increased depreciation expense.

         Consolidated revenues for the three months ended September 30, 2002 were $77.7 million compared to $63.2 million for the same period of the prior year. The increase in revenues was a result of increased off-system sales by our electric utility and expanded power production.

         Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Consolidated net income for the nine months ended September 30, 2002 was $32.1 million compared to $49.3 million in the same period of the prior year. Consolidated income from continuing operations, before change in accounting principle, for the nine-month period ended September 30, 2002 was $31.2 million compared to $44.5 million for the same period in the prior year. As discussed in Note 2 of Notes to Consolidated Financial Statements, during the quarter ended March 31, 2001, the Company distributed its ownership interest in Wyodak to its parent company, Black Hills Corporation. The consolidated Condensed Statement of Income has been restated to reflect the continuing operations of the Company.

         The decrease in income from continuing operations is a result of decreased off-system sales, a substantial decrease in prevailing prices for wholesale electricity and increased depreciation expense. These factors were partially offset by increased generating capacity, increased earnings from additional ownership of an energy partnership and the collection of previously reserved amounts for California operations.

         Consolidated revenues for the nine months ended September 30, 2002 were $217.7 million compared to $227.4 million for the same period of the prior year. The decrease in revenues was a result of decreased prices for off-system sales by our electric utility, partially offset by expanded power production. Wholesale electricity average peak prices at Mid-Columbia were approximately $182 per megawatt-hour during the first nine months of 2001 compared to approximately $21 per megawatt-hour during the first nine months of 2002.

         Electric Utility

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30                          September 30
                                              2002               2001               2002               2001
                                              ----               ----               ----               ----
                                                                      (in thousands)
        Revenue                              $45,291            $43,518           $120,786           $175,698
        Operating income                      15,975             15,246             43,655             73,221
        Income from
          continuing operations                8,304              7,929             22,918             42,053

         The following table provides certain operating statistics:

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30                          September 30
                                              2002               2001               2002               2001
                                              ----               ----               ----               ----
                                                                        (in MWh's)

        Firm (system) sales                  510,500            537,000          1,466,000          1,527,000
        Off-system sales                     317,600            211,000            688,700            761,000


         Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Electric utility revenues increased 4 percent for the three-month period ended September 30, 2002, compared to the same period in the prior year. Net income for the segment increased 5 percent from the same period in the prior year. The increase in revenues and net income was primarily due to a 51 percent increase in off-system electric megawatt-hour sales, which was partially offset by average prices received that were 22 percent lower than the average prices received in the same period of the prior year. Firm residential and contracted electricity sales increased, but were offset by a decline in industrial sales due to the closing of Homestake Gold Mine at year-end 2001. Fuel and purchased power expense decreased 6 percent for the three-month period ended September 30, 2002 compared to the same period in 2001, and total operating expense increased 4 percent for the same period.

         Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Electric utility revenues decreased 31 percent for the nine-month period ended September 30, 2002, compared to the same period in the prior year. Net income for the segment decreased 46 percent from the same period in the prior year. The decrease in revenues and net income was primarily due to a 10 percent decrease in off-system electric megawatt-hour sales at average prices received that were 69 percent lower than average prices received in the same period of the prior year. Firm residential and contracted electricity sales increased, but were offset by a decline in industrial sales due to the closing of Homestake Gold Mine at year-end 2001. Fuel and purchased power expense decreased 41 percent for the nine-month period ended September 30, 2002 compared to the same period in 2001, and operating expense decreased 25 percent for the same period.

         Independent Power Production

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30                          September 30
                                              2002               2001               2002               2001
                                              ----               ----               ----               ----
                                                                      (in thousands)
        Revenue                             $32,391            $19,649            $96,958            $51,669
        Operating income                     11,822              7,670             40,861             24,448
        Income from
          continuing operations               2,709                329              8,316              2,425

         Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001. Independent power revenues increased 65 percent for the three-month period ended September 30, 2002, compared to the same period in the prior year. The substantial increase in revenues was offset by a 58 percent increase in operating expense. These increases can be attributed to additional generating capacity and increased earnings from additional ownership of an energy partnership. As of September 30, 2002, we had 657 megawatts of independent power capacity in service compared to 625 megawatts at September 30, 2001. Approximately 300 megawatts of the 625 megawatts of capacity at September 30, 2001 were placed in service during the third quarter of 2001. Additional partnership equity was earned by the Company in July 2002 as a result of certain performance measures being met at a consolidated energy partnership. The earnings impact was approximately $1.6 million pre-tax and was recorded as a reduction to "Minority interest" expense on the accompanying Condensed Consolidated Statement of Income.

         Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001. Independent power revenues increased 88 percent for the nine-month period ended September 30, 2002 compared to the same period in the prior year. Operating income increased 67 percent for the same period. Income from continuing operations for the nine-month period was more than three times income from continuing operations for the prior nine-month period. Additional independent power capacity and increased earnings from additional ownership of an energy partnership contributed to the increase in revenue and net income and was partially offset by increased depreciation and interest expense. As of September 30, 2002, we had 657 megawatts of independent power capacity in service compared to 625 megawatts at September 30, 2001. Approximately 300 megawatts of the 625 megawatts of capacity at September 30, 2001 were placed in service during the third quarter of 2001. In addition for the nine months ended September 30, 2002, $1.9 million after-tax was collected for previously recorded reserves pertaining to exposure in the California markets and the adoption of SFAS 142 resulted in a net income benefit of $0.9 million after tax.

                           Forward Looking Statements

         Some of the statements in this Form 10-Q include "forward-looking statements" as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions, which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, including, among other things: (1) unanticipated developments in the western power markets, including unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on amounts due from counterparties, adverse changes in current or future litigation, adverse changes in the tariffs of the California Independent System Operator, market disruption and adverse changes in energy and commodity supply, volume and pricing and interest rates; (2) prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition; (3) the State of California's efforts to reform its long-term power purchase contracts and recover refunds for alleged price manipulation; (4) changes in and compliance with environmental and safety laws and policies; (5) weather conditions; (6) population growth and demographic patterns; (7) competition for retail and wholesale customers; (8) pricing and transportation of commodities; (9) market demand, including structural market changes; (10) changes in tax rates or policies or in rates of inflation; (11) changes in project costs; (12) unanticipated changes in operating expenses or capital expenditures; (13) capital market conditions; (14) technological advances by competitors; (15) competition for new energy development opportunities; (16) legal and administrative proceedings that influence our business and profitability; (17) the effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001, or any other terrorist actions or responses to such actions; (18) the effects on our business resulting from the financial difficulties of Enron and other energy companies, including their effects on liquidity in the trading and power industry, and their effects on the capital markets views of the energy or trading industry, and our ability to access the capital markets on the same favorable terms as in the past; (19) the effects on our business in connection with a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us; (20) risk factors discussed from time to time in our filings with the SEC. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events, or otherwise.

         ITEM 4.  CONTROLS AND PROCEDURES

         With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures within 90 days of the filing of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits -

                  Exhibit 10.1 The First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and JPMorgan Chase Bank, as Trustee.

                  Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)  Reports on Form 8-K

                       We have not filed any Reports on Form 8-K during the quarter ended September 30, 2002.

                             BLACK HILLS POWER, INC.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BLACK HILLS POWER, INC.


                                  /s/ Daniel P. Landguth
                                  -------------------------------------------
                                  Daniel P. Landguth, Chairman and
                                    Chief Executive Officer


                                  /s/ Mark T. Thies
                                  -------------------------------------------
                                  Mark T. Thies, Senior Vice President and
                                    Chief Financial Officer


Dated:   November 14, 2002

                                  CERTIFICATION

I, Daniel P. Landguth, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Black Hills Power, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 14, 2002

                                                   /s/  Daniel P. Landguth
                                                   ----------------------------
                                                   Chairman and
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Mark T. Thies, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Black Hills Power, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 14, 2002

                                                   /s/  Mark T. Thies
                                                   ----------------------------
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number             Description


Exhibit 10.1 The First Supplemental Indenture, dated as of August 13, 2002, between Black Hills
                           Power, Inc. and JPMorgan Chase Bank, as Trustee.

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.