Form 10-K
period 2002-12-31
BLACK HILLS POWER INC
filed 2003-03-31
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2002

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________________

        Commission File Number 1-7978

BLACK HILLS POWER, INC.

     Incorporated in South Dakota                                                                                                     IRS Identification Number 46-0111677

625 Ninth Street
Rapid City, South Dakota 57701

Registrant’s telephone number, including area code
(605) 721-1700

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

YES    X     NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        This paragraph is not applicable to the Registrant.                                                X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ______NO      X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

All outstanding shares are held by the Registrant’s parent company, Black Hills Corporation. Accordingly, the aggregate market value of the voting common stock of the Registrant held by non-affiliates is $0.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

                    Class                                                                                                                       Outstanding at March 28, 2003

     Common stock, $1.00 par value                                                                                                      23,416,396 shares

Reduced Disclosure

1.	The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

PART I

ITEMS 1 AND 2.   BUSINESS AND PROPERTIES

General

We are an electric utility serving customers in South Dakota, Wyoming and Montana. We are incorporated in South Dakota and began providing electric utility service in 1941. In 2000, we became a wholly owned subsidiary of Black Hills Corporation through a “plan of exchange” between us and Black Hills Corporation. Our power generation group produces and sells electricity in a number of markets, with a strong emphasis on the western United States.

Unless the context otherwise requires, references in this Form 10-K to “Black Hills Power,” “we,” “us” and “our” refer to Black Hills Power, Inc. and all of its subsidiaries collectively.

Electric Utility

We engage in the generation, transmission and distribution of electricity. We have a solid foundation of revenues, earnings and cash flow that support our capital expenditures, dividends, and overall performance and growth.

Our distribution and transmission businesses serve approximately 60,000 electric customers, with an electric transmission system of 447 miles of high voltage lines and 514 miles of lower voltage lines. In addition, we jointly own 43 miles of high voltage lines with Basin Electric Cooperative. Our service territory covers a 9,300 square mile area of western South Dakota, eastern Wyoming and southeastern Montana with a strong and stable economic base. Over 90 percent of our retail electric revenues are generated in South Dakota.

The following are characteristics of our distribution and transmission businesses:

  We have a diverse customer and revenue base. Our revenue mix for the year ended December 31, 2002 was comprised of 30 percent commercial, 24 percent residential, 17 percent contract wholesale, 15 percent wholesale off-system, 13 percent industrial and 1 percent municipal sales and other revenue. Approximately 70 percent of our large commercial and industrial customers are provided service under long-term contracts. We have historically optimized the utilization of our power supply resources by selling wholesale power to other utilities and to power marketers in the spot market and through short-term sales contracts.

  In 1999, the South Dakota Public Utilities Commission extended our previous retail rate freeze until January 1, 2005. The rate freeze preserves our low-cost rate structure for our retail customers at levels below the national average while allowing us to retain the benefits from cost savings and from wholesale “off-system” sales, which are not covered by the rate freeze. This provides us with flexibility in allocating our generating capacity to maximize returns in changing market environments.

  15 percent of our electric revenues for the year ended December 31, 2002 consisted of off-system and short-term contract wholesale sales. Although the demand for power in the western markets has eased from the record levels seen in the first half of 2001, we expect increases in the volume of our off-system sales in the future due to demand growth in the Rocky Mountain region and the availability of 40 megawatts of gas-fired generating capacity which we added in 2002.

  Our system is capable of connecting to either the eastern or western transmission systems, which provides us with access between the Western Electricity Coordinating Council, or “WECC” region and the Mid-Continent Area Power Pool, or “MAPP” region. This allows us the opportunity to improve system reliability by adding voltage support and take advantage of power price differentials between the two electric grids. We are able to interconnect up to 80 megawatts of our generation into the MAPP. Alternatively, we can serve up to 80 megawatts of our load from the MAPP region. The available transmission capacity of the MAPP transmission system determines how much of this 80 megawatts can be served from the eastern interconnection. We are proceeding with the construction of an AC-DC-AC transmission tie which is expected to be completed in late third quarter, or early fourth quarter of 2003. The transmission tie will provide us with additional load support for our utility customers and increase our ability to buy or sell electric power.

  We have firm transmission access to deliver up to 55 megawatts of power on PacifiCorp’s system to wholesale customers in the western region during 2003, scheduled to decline to 50 megawatts in 2004.

We sell approximately 46 percent of our utility’s current load under long-term contracts. Our key contracts include a contract with Montana-Dakota Utilities Company, expiring in 2007, for the sale of up to 55 megawatts of energy and capacity to service the Sheridan, Wyoming electric service territory, and a contract with the City of Gillette, Wyoming, expiring in 2012, to provide the city’s first 23 megawatts of capacity and energy. Both contracts are integrated into our control area and are treated as firm native load. In May 2001, we began selling 30 megawatts of firm capacity and energy to Public Service Company of Colorado for a period through 2004. For the 10-year period beginning in 2003, we will provide 20 megawatts of unit contingent energy and capacity to the Municipal Energy Agency of Nebraska.

Our utility electric load is served by coal-, oil- and natural gas-fired generating units providing 435 megawatts of generating capacity all of which is located in South Dakota and Wyoming, and from the following purchased power and capacity contracts with PacifiCorp:

  a power sales agreement expiring in 2023, involving the purchase by us of 55 megawatts of baseload power in 2003, which is scheduled to decline to 50 megawatts in 2004 and thereafter; and

  a reserve capacity integration agreement expiring in 2012, which makes available to us 100 megawatts of reserve capacity in connection with the utilization of the Ben French CT units.

Since 1995, our utility has been a net producer of energy. Our utility reached its peak system load of 392 megawatts in August 2001. None of our generation is restricted by hours of operation, thereby providing us with the ability to generate power to meet demand whenever necessary and feasible.

Independent Power

Our independent power unit acquires, develops and expands unregulated power plants. We hold varying interests in operating gas-fired and hydroelectric independent power plants in California, Colorado, Massachusetts, Nevada and New York. We have a total net ownership interest of 886 megawatts, (including the 224 MW expansion at the Las Vegas cogeneration power plant, which went into service January 3, 2003) as well as minority interests in several power-related funds with a net ownership interest of 24 megawatts.

Risk Factors

The following specific risk factors and other risk factors that we discuss in our periodic reports from time to time should be considered for a better understanding of our Company. These factors and other matters discussed herein are important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward looking statements included elsewhere in this document.

Our agreements with counterparties that have recently experienced downgrades in their credit ratings expose us to the risk of counterparty default, which could adversely affect our cash flow and profitability.

We are exposed to credit risks in our operations. Credit risk includes the risk that counterparties that owe us money or energy will breach their obligations. In recent months, a substantial number of energy companies have experienced downgrades in their credit ratings, some of which serve as our counterparties from time to time. In particular, the credit ratings of the senior unsecured debt of Public Service Company of Colorado, Nevada Power Company and Allegheny Energy Supply Company (AESC), counterparties under power purchase agreements with our subsidiaries, have recently been downgraded by one or more rating agencies. The credit ratings of Nevada Power Company and AESC were downgraded to non-investment grade status. In addition, we have project level financing arrangements in place that provide for the potential acceleration of payment obligations in the event of nonperformance by a counterparty under related power purchase agreements. If these or other counterparties fail to perform their obligations under their respective power purchase agreements, our financial condition and results of operations may be adversely affected. We may not be able to enter into replacement power purchase agreements on terms as favorable as our existing agreements, or at all, in which case we would sell the plant’s power on a merchant basis.

We have substantial indebtedness, much of which is short-term. We will require significant amounts of debt or equity capital in order to refinance or repay maturing indebtedness as it becomes due and to grow our business. Our future access to these funds is not certain, and our inability to access funds in the future could adversely affect our liquidity and our ability to implement our business strategy.

As of December 31, 2002, we had total consolidated indebtedness of approximately $1.1 billion, of which approximately $0.1 billion is due before December 31, 2004 and approximately $0.5 billion is due to affiliates and classified as current liabilities. Our substantial indebtedness may:

  limit our ability to borrow funds or increase the cost to borrow additional funds;

  hinder our ability to pay dividends;

  require us to dedicate a substantial portion of our cash flow from operations to pay our debt, which would reduce funds available for us to finance our current operations and for our future business opportunities;

  have a negative impact on our credit ratings;

  increase our vulnerability to adverse economic and industry conditions;

  place us at a competitive disadvantage compared to competitors having less debt; or

  require us to sell assets in order to repay debt.

Our credit ratings have recently been lowered and could be further lowered in the future. If this were to occur, our access to capital and our cost of capital and other costs would be negatively affected.

Our issuer credit rating was recently downgraded to Baa2 by Moody’s Investor Services, Inc., or Moody’s. Any further reduction in our ratings by Moody’s or Standard & Poor’s Rating Service, particularly a reduction to a level below investment-grade, could adversely affect our ability to refinance or repay our existing debt and to complete new financings.

In addition, a further downgrade in our credit rating would increase our costs of borrowing under some of our existing debt obligations.

A downgrade could also result in our business counterparties requiring us to provide additional amounts of collateral under new transactions.

Geopolitical tensions, including the armed conflict in Iraq, may impair our ability to raise capital and limit our growth.

An extended conflict with Iraq or an increase in tensions with the government of North Korea could temporarily disrupt capital markets and make it more costly or temporarily impossible for us to raise capital, thus hampering the implementation of our growth strategy. In the past, geopolitical events, including the uncertainty associated with the Gulf War in 1991 and the terrorist attacks of September 11, 2001, have been associated with general economic slowdowns. A prolonged conflict or stalemate arising from current geopolitical tensions or other factors could retard economic growth and reduce demand for the power and fuel products that we produce or market, which could adversely affect our earnings.

Our rate freeze agreement with the South Dakota Public Utilities Commission, which prevents us, absent extraordinary circumstances, from passing on to our South Dakota retail customers cost increases we may incur during the rate freeze period, could decrease our operating margins.

Our rate freeze agreement with the South Dakota Public Utilities Commission is effective until January 1, 2005. We may not file for any increase in our rates or invoke any fuel and purchased power adjustment tariff which would take effect during the freeze period, except in extraordinary circumstances. Because we are generally unable to increase our rates, our utility’s historically stable returns could be threatened by plant outages, machinery failure, increases in purchased power costs over which we have no control, acts of nature, acts of terrorism or other unexpected events that could cause our operating costs to increase and our operating margins to decline. Moreover, in the event of unexpected plant outages or machinery failures, we may be required to purchase replacement power in wholesale power markets at prices which exceed the rates we are permitted to charge our retail customers.

Because prices for our products and services and other operating costs for our business are volatile, our revenues and expenses may fluctuate.

A substantial portion of our growth in net income in recent years is attributable to increasing wholesale electricity sales into a robust market. The prices of energy products in the wholesale power markets have declined significantly since the first half of 2001. Power prices are influenced by many factors outside our control, including:

  fuel prices;

  transmission constraints;

  supply and demand;

  weather;

  economic conditions; and

  the rules, regulations and actions of the system operators in those markets.

Moreover, unlike most other commodities, electricity cannot be stored and therefore must be produced concurrently with its use. As a result, wholesale power markets are subject to significant price fluctuations over relatively short periods of time and can be unpredictable.

Construction, expansion, refurbishment and operation of power generating and transmission facilities involve significant risks which could lead to lost revenues or increased expenses.

The construction, expansion, refurbishment and operation of power generating and transmission and resource recovery facilities involve many risks, including:

  the inability to obtain required governmental permits and approvals;

  the unavailability of equipment;

  supply interruptions;

  work stoppages;

  labor disputes;

  social unrest;

  weather interferences;

  unforeseen engineering, environmental and geological problems; and

  unanticipated cost overruns.

The ongoing operation of our facilities involves all of the risks described above, in addition to risks relating to the breakdown or failure of equipment or processes and performance below expected levels of output or efficiency. New plants may employ recently developed and technologically complex equipment, especially in the case of newer environmental emission control technology. Any of these risks could cause us to operate below expected capacity levels, which in turn could result in lost revenues, increased expenses, higher maintenance costs and penalties. While we maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance and our rights under warranties or performance guarantees may not be adequate to cover lost revenues, increased expenses or liquidated damage payments.

Our business is subject to substantial governmental regulation and permitting requirements as well as on-site environmental liabilities we assumed when we acquired some of our facilities. We may be adversely affected by any future inability to comply with existing or future regulations or requirements or the potentially high cost of complying with such requirements.

Our business is subject to extensive energy, environmental and other laws and regulations of federal, state and local authorities. We generally are required to obtain and comply with a wide variety of licenses, permits and other approvals in order to operate our facilities. In the course of complying with these requirements, we may incur significant additional costs. If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. In addition, existing regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to us or our facilities, and future changes in laws and regulation may have a detrimental effect on our business.

In acquiring some of our facilities, we assumed on-site liabilities associated with the environmental condition of those facilities, regardless of when such liabilities arose and whether known or unknown, and in some cases agreed to indemnify the former owners of those facilities for on-site environmental liabilities. We strive at all times to be in compliance with all applicable environmental laws and regulations. However, steps to bring our facilities into compliance, if necessary, could be expensive, and thus could adversely affect our results of operation and financial condition. Furthermore, with the continuing trends toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the assets we operate, we expect our environmental expenditures to be substantial in the future.

One of our subsidiaries may incur material liabilities due to a prior owner’s potential violation of regulations for “qualifying facilities” under The Public Utility Regulatory Policies Act of 1978 (PURPA).

In August 2001, we purchased a partnership interest in the 53 megawatt Las Vegas Cogeneration Facility from an affiliate of Enron. The partnership is called Las Vegas Cogeneration, L.P. The prior owner certified to us and to relevant governmental authorities that the facility complied with all regulations necessary to obtain and maintain “qualifying facility” status under PURPA. Qualifying facilities are allowed to sell their output to electric utilities at “avoided cost” rates, which are usually higher than prevailing market-based rates. The prior owner contracted with Nevada Power Company to sell 45 megawatts of the facility’s output during the periods of peak electricity consumption at avoided cost rates. In connection with acquiring the facility, we assumed this contract.

Recently the Federal Energy Regulatory Commission (FERC) issued an order announcing an investigation to determine whether Enron’s ownership of the Las Vegas Cogeneration Facility violated the qualifying facility regulations under PURPA. In addition, the Securities Exchange Commission (SEC) recently issued an initial decision concluding that Enron is an electric utility and is thus not exempt from regulations under the Public Utility Holding Company Act of 1935 (PUHCA), that, among other things, prohibit electric utilities from owning more than 50 percent of a qualifying facility. Enron is appealing this decision.

The FERC investigation does not relate to the 224 megawatt gas-fired facility owned and operated by Las Vegas Cogeneration II, LLC, and located on the same site in North Las Vegas, Nevada. This facility is not now, and never was certified as a qualifying facility under PURPA.

If FERC determines that Enron violated the qualifying facility rules with respect to the Las Vegas Cogeneration Facility, we, as a partner in the entity that now owns that facility, could be liable for any refunds, fines or other penalties FERC imposes. We could also be subject to additional liabilities resulting from third party claims. We have the right to seek indemnification from the prior owner. While the prior owner does not appear among the Enron subsidiaries and affiliates currently in bankruptcy, the Enron bankruptcy could impair our ability to enforce a claim for indemnification. Because FERC has only recently begun its investigation, we cannot predict the outcome of FERC’s investigation.

We face potential claims related to forest fires in South Dakota in 2001 and 2002.

In September 2001 a fire occurred in the southwestern Black Hills. It is alleged that the fire occurred when a high voltage electrical span maintained by us broke and electrical arcing from the severed line ignited dry grass. The fire burned approximately 10,000 acres of land owned by the Black Hills National Forest, the Oglala Sioux Tribe and other private landowners. The State of South Dakota initiated litigation against us in the Seventh Judicial Circuit Court, Fall River County, South Dakota, on or about January 31, 2003. The complaint seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. It is expected that substantially similar claims will be asserted against us by the United States Forest Service. Our investigation into the cause and origin of the fire is still pending. The total amount of damages claimed by the State of South Dakota is not specified in the complaint. We have denied all claims and will vigorously defend this matter.

In June 2002, the Grizzly Gulch forest fire damaged approximately 11,000 acres of private and governmental land located near Deadwood and Lead, South Dakota. The fire destroyed approximately 20 structures and caused the evacuation of the cities of Lead and Deadwood for approximately 48 hours.

The cause of the Grizzly Gulch fire was investigated by the State of South Dakota. Alleged contact between power lines owned by our electric utility subsidiary and undergrowth was implicated as the cause. We have initiated our own investigation into the cause of the fire, including the hiring of expert fire investigators and that investigation is continuing.

We have been notified of potential private civil claims for property damage and business loss. In addition, the State of South Dakota initiated a civil action in the Seventh Judicial Circuit Court, Pennington County, South Dakota, seeking recovery of damages for fire suppression, reclamation and remediation costs, and treble damages for injury to trees. The United States government initiated a civil action in U.S. District Court, District of South Dakota, asserting similar claims. Neither the State of South Dakota nor the United States specified the amount of their alleged damages. If it is determined that power line contact was the cause of the fire and that we were negligent in the maintenance of those power lines, we could be liable for resultant damages.

Although we cannot predict the outcome of our investigations or the viability of potential claims based on information currently available, management believes that any such claims, if determined adversely to us, will not have a material adverse effect on our financial condition or results of operations.

Ongoing changes in the United States utility industry, such as state and federal regulatory changes, a potential increase in the number of our competitors or the imposition of price limitations to address market volatility, could adversely affect our profitability.

The United States electric utility industry is currently experiencing increasing competitive pressures as a result of:

  consumer demands;

  technological advances;

  deregulation;

  greater availability of natural gas-fired power generation; and

  other factors.

FERC has implemented and continues to propose regulatory changes to increase access to the nationwide transmission grid by utility and non-utility purchasers and sellers of electricity. In addition, a number of states have implemented or are considering or currently implementing methods to introduce and promote retail competition. Industry deregulation in some states has led to the disaggregation of some vertically integrated utilities into separate generation, transmission and distribution businesses, and deregulation initiatives in a number of states may encourage further disaggregation. As a result, significant additional competitors could become active in the generation, transmission and distribution segments of our industry.

In addition, the independent system operators who oversee most of the wholesale power markets have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address some of the volatility in these markets. These types of price limitations and other mechanisms may adversely affect the profitability of those generating facilities that sell energy into the wholesale power markets. Given the extreme volatility and lack of meaningful long-term price history in some of these markets and the imposition of price limitations by independent system operators, we may not be able to operate profitably in all wholesale power markets.

ITEM 3.     LEGAL PROCEEDINGS

Hell Canyon Fire

In September 2001 a fire occurred in the southwestern Black Hills. It is alleged that the fire occurred when a high voltage electrical span broke and electrical arcing from the severed line ignited dry grass. The fire burned approximately 10,000 acres of land owned by the Black Hills National Forest, the Oglala Sioux Tribe and other private landowners. The State of South Dakota initiated litigation against us in the Seventh Judicial Circuit Court, Fall River County, South Dakota, on or about January 31, 2003. The complaint seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. It is expected that substantially similar claims will be asserted against us by the United States Forest Service. Our investigation into the cause and origin of the fire is still pending. The total amount of damages claimed by the State of South Dakota is not specified in the complaint. We have denied all claims and will vigorously defend this matter, the timing or outcome of which is uncertain.

Although we cannot predict the outcome of our investigation or the viability of potential claims based on information currently available, management believes that any such claims, if determined adversely to us, will not have a material adverse effect on our financial condition or results of operations.

Grizzly Gulch Fire

On June 29, 2002, a forest fire began near Deadwood, South Dakota. Before being contained more than eight days later, the fire consumed approximately 11,000 acres of public and private land, mostly consisting of rugged forested areas. The fire destroyed approximately 20 structures. There were no reported personal injuries. In addition, the fire burned to the edge of the City of Deadwood, forcing the evacuation of the City of Deadwood and the adjacent City of Lead, South Dakota. These communities are active in the tourist and gaming industries. Individuals were ordered to leave their homes and businesses were closed for a short period of time. On July 16, 2002, the State of South Dakota announced the results of its investigation of the cause and origin of the fire. The State asserted that the fire was caused by tree encroachment into and contact with a transmission line owned and maintained by the Company.

On September 6, 2002, the State of South Dakota commenced litigation against us, in the Seventh Judicial Circuit Court, Pennington County, South Dakota. The complaint seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. The total amount of alleged damages is not specified.

On March 3, 2003, the United States of America filed a similar suit against us, in the United States District Court, District of South Dakota, Western Division. The federal government complaint likewise seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A similar claim for treble damages is asserted with respect to the claim for injury to timber. The total amount of alleged federal damages is not specified.

We are completing our own investigation of the fire cause and origin and have requested access to the materials that form the basis for the assertions of state and federal fire investigators. Our investigation is not complete, but based on information currently available, we expect to deny all claims and vigorously defend any and all claims brought by governmental or private parties.

Although we cannot predict the outcome of our investigation or the viability of potential claims based on information currently available, management believes that any such claims, if determined adversely to us, will not have a material adverse effect on our financial condition or results of operations.

FERC Investigation

In August 2001, we purchased a partnership interest in the 53 megawatt Las Vegas I power plant from an affiliate of Enron. The partnership is called Las Vegas Cogeneration, L.P. The prior owner certified to us and to relevant governmental authorities that the facility complied with all regulations necessary to obtain and maintain “qualifying facility” status under PURPA. Qualifying facilities are allowed to sell their output to electric utilities at “avoided cost” rates, which are usually higher than prevailing market-based rates. The prior owner contracted with Nevada Power Company to sell 45 megawatts of the facility’s output during the periods of peak electricity consumption at avoided cost rates. In connection with acquiring the facility, we assumed this contract.

Recently FERC issued an order announcing an investigation to determine whether Enron’s ownership of the Las Vegas I plant violated the qualifying facility regulations under PURPA. In addition, the SEC recently issued an initial decision concluding that Enron is an electric utility and is thus not exempt from regulations under PUHCA, that, among other things, prohibit electric utilities from owning more than 50 percent of a qualifying facility. Enron is appealing this decision.

The FERC investigation does not relate to the 224 megawatt gas-fired Las Vegas II power plant owned and operated by Las Vegas Cogeneration II, LLC and located on the same site in North Las Vegas, Nevada. This plant is not now, and never was certified as a qualifying facility under PURPA.

If FERC determines that Enron violated the qualifying facility rules with respect to the Las Vegas I plant, we, as a partner in the entity that now owns that plant, could be liable for any refunds, fines or other penalties FERC imposes. We could also be subject to additional liabilities resulting from third party claims. We have the right to seek indemnification from the prior owner. While the prior owner does not appear among the Enron subsidiaries and affiliates currently in bankruptcy, the Enron bankruptcy could impair our ability to enforce a claim for indemnification. Because FERC has only recently begun its investigation, we cannot predict the outcome of FERC’s investigation. However, based upon information currently available, we do not believe that any refunds, fines or penalties resulting from the investigation will adversely affect our financial condition or results of operations.

Other Proceedings

In addition to the above proceedings, we are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect our consolidated financial position or results of operations.

There are currently no pending material legal proceedings to which an officer or director is a party or has a material interest, that is adverse to us or our subsidiaries. There are also no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which we are or would be a party.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

All of our common stock is held by our parent company, Black Hills Corporation. Accordingly, there is no established trading market for our common stock.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Results

Overview

Revenue and net income (loss) from continuing operations provided by each business group as a percentage of our total revenue and net income were as follows:

	2002	2001	2000

Revenue:
Electric utility	56%	74%	90%
Independent power	44	26	10

	100%	100%	100%

Income (loss) from continuing
operations:
Electric utility	75%	105%	92%
Independent power	25	(5)	8

	100%	100%	100%

2002 Compared to 2001

Consolidated income from continuing operations for 2002 was $40.3 million compared to $43.3 million in 2001. The decrease in income from continuing operations is due to a substantial decrease in prevailing prices for wholesale electricity compared to 2001, partially offset by earnings from an increase in power generation capacity. Unusual energy market conditions existed in the first half of 2001 stemming primarily from gas and electricity shortages in the West. Average wholesale electric average peak prices at Mid-Columbia were approximately $143 per megawatt-hour in 2001 compared to approximately $24 per megawatt-hour in 2002.

In addition, 2001 earnings were impacted by several non-recurring items including a $4.4 million after-tax charge for a financial exposure to Enron Corporation and a $2.1 million after-tax charge for the funding of a non-profit foundation.

Consolidated revenues were $287.5 million in 2002 compared to $287.0 million in 2001. Revenues were affected by a $52.9 million decrease in electric wholesale off-system sales partially offset by increased revenues from expanded power generation capacity.

Operating expenses decreased $9.4 million in 2002 compared to 2001. A decrease in fuel and purchased power of $16.4 million and operation and maintenance expenses of $6.9 million was offset by an increase of $12.2 million in depreciation expense related to the increase in power generation capacity.

2001 Compared to 2000

Consolidated income from continuing operations for 2001 was $43.3 million compared to $40.3 million in 2000. Consolidated revenues, expenses and operating income increased 49 percent, 54 percent and 24 percent, respectively, in 2001 compared to 2000.

Increased revenues, expenses and strong earnings in 2001 were primarily due to increased wholesale off-system electric utility sales and expanded power generation. 2001 was the first full year of operations for our independent power generation subsidiary. Unusual market conditions stemming from electricity shortages in the West also contributed to our strong financial performance in 2001.

Earnings in 2001 included a $4.4 million after-tax charge for financial exposure to Enron Corporation and certain of its subsidiaries now in bankruptcy. The exposure is primarily related to the value of a long-term swap to provide natural gas to a power plant. Earnings in 2001 also were impacted by a $2.1 million after-tax charge for the funding of a non-profit foundation to advance our charitable and philanthropic endeavors.

Electric Utility

	2002	2001	2000
	(in thousands)
Revenue	$162,186	$213,210	$173,308
Operating expenses	104,026	129,102	105,100

Operating income	$58,160	$84,108	$68,208

Net income	$30,217	$45,238	$37,105

We currently have a winter peak of 344 megawatts established in December 1998 and a summer peak of 392 megawatts established in August 2001. We own 435 megawatts of electric utility generating capacity and purchase an additional 60 megawatts under a long-term agreement (decreasing to 55 megawatts in 2003).

2002 Compared to 2001

Electric revenue decreased 24 percent in 2002 compared to 2001. The decrease in electric revenue in 2002 was due to a $52.9 million decrease in wholesale off-system sales at an average price that was 63 percent lower than the average price in 2001.

Firm kilowatt-hour sales decreased 2 percent in 2002. Residential and commercial sales increases of 5 percent and 3 percent, respectively, in 2002 accounted for a $2.9 million increase in revenue which was partially offset by a $3.6 million decrease in industrial sales, primarily due to discontinued operations at two of our largest and oldest customers, Homestake Gold Mine and Federal Beef Processors. Degree days, a measure of weather trends, were one percent above normal in 2002 and four percent above 2001.

Revenue per kilowatt-hour sold was 5.3 cents in 2002 compared to 7.0 cents in 2001. The number of customers in the service area at December 31, 2002 increased to 59,948 from 59,237 in 2001. The decrease in the revenue per kilowatt-hour sold in 2002 is due to a 63 percent decrease in average wholesale off-system prices.

Electric utility operating expenses decreased $25.1 million or 19 percent in 2002. The decrease was primarily due to a $22.0 million decrease in fuel and purchased power costs and a $5.0 million decrease in operations and maintenance expenses partially offset by higher depreciation expense related to the addition of the Lange combustion turbine in early 2002.

The decrease in fuel and purchased power costs was primarily due to the high spot market price for gas and electricity in the first half of 2001. The decrease in operations and maintenance expense was primarily due to a $3.2 million expense of a temporary generator lease in 2001 and a $3.1 million decrease in incentive compensation in 2002 offset by a $1.8 million increase in pension expense in 2002.

Net interest expense increased $2.3 million due to the issuance of $75 million of first mortgage bonds issued in August 2002.

In addition, 2001 earnings included a $2.0 million after-tax charge related to the formation of a non-profit foundation.

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

In addition, 2001 results include a $2.0 million after-tax charge related to a contribution to a newly formed non-profit foundation. This Foundation was created to enhance our longstanding practice of giving back to our communities. Through the Foundation, we may strengthen our service to our valued customers and fellow citizens for generations to come.

Independent Power

	2002	2001	2000*
	(in thousands)
Revenue	$125,267	$73,750	$19,925
Expenses	77,628	61,980	19,135

	47,639	11,770	790
Equity in unconsolidated
subsidiaries	4,339	14,061	19,577

Operating income	$51,978	$25,831	$20,367

Net income (loss)	$10,962	$(1,964)	$3,173

_________________

*	Year 2000 results are for the partial period July 7, 2000, the date of our acquisition of Indeck Capital, Inc., through December 31, 2000.

2002 Compared to 2001

Earnings from the power generation segment increased $12.9 million primarily due to increased capacity that went into service during 2002 and the second half of 2001. During 2002, we had 686 net megawatts of independent power capacity in service, contributing to operations, compared to 577 net megawatts at December 31, 2001. Approximately 300 megawatts of the 577 megawatts of capacity at December 31, 2001 were brought on-line during the third quarter of 2001. Earnings for 2002 also reflect a $1.9 million after-tax benefit relating to the collection of receivables reserved for in prior periods and a $0.9 million benefit, net of taxes from a change in accounting principle due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles” (SFAS 142). In addition, 2001 was impacted by a $4.4 million after-tax charge for an exposure to Enron Corporation.

Revenue increased 70 percent with a corresponding 25 percent increase to operating expenses. Approximately 46 percent of the revenue and 70 percent of the operating expenses increase was attributed to the purchase of an additional 30 percent interest in the Harbor Cogeneration Facility (Harbor) on March 15, 2002. Harbor is a 98-megawatt gas-fired plant located in Wilmington, California. Our investment in Harbor prior to this acquisition of an additional 30 percent interest was accounted for under the equity method of accounting. This acquisition gave us majority ownership and voting control of Harbor, therefore we now consolidate Harbor into our financial statements. As a result, this consolidation was partially offset by a $6.4 million decrease in equity in earnings of unconsolidated subsidiaries. The remaining increase in revenue and operating expenses was due to the additional generating capacity.

Interest expense increased $5.4 million due to approximately a $183.3 million increase in debt outstanding related to the expansion of our generation portfolio, partially offset by lower interest rates.

2001 Compared to 2000

The year 2001 reflects the first full year of operations of our power generation group and our continued expansion of generation facilities. Revenues were over three times higher in 2001 compared to 2000. We owned 577 net megawatts in currently operating plants compared to 250 net megawatts at December 31, 2000. An additional 274 megawatts of generating capacity was under construction. Substantially all of this output is sold pursuant to existing long-term contracts.

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

Discontinued Operations

During the quarter ended March 31, 2001, we distributed a non-cash dividend to our parent company, Black Hills Corporation (the Parent). The dividend included 50,000 common shares of Wyodak Resources Development Corporation (Wyodak), which represents 100 percent ownership of Wyodak. We therefore no longer operate in the coal production segment, oil and natural gas production segment, energy marketing segment or communications as we had indirectly owned the companies operating in these segments through our ownership of Wyodak. As a result, our only subsidiary is Black Hills Energy Capital and its subsidiaries. Our investment in Wyodak at the time of the distribution was $89.6 million.

The consolidated financial statements and notes to consolidated financial statements have been restated to reflect our continuing operations for all periods presented. The net operating results of discontinued operations are included in the Consolidated Statements of Income under the caption “Discontinued operations, net of income taxes” and are summarized as follows:

	2001*	2000
	(in thousands)
Revenue	$197,274	$1,425,675
Income before income taxes	7,849	20,345
Federal income taxes	3,017	7,775
Net income	4,832	12,570

_________________

*Includes only one month of operations

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures

Our activities in the regulated and unregulated energy sector expose us to a number of risks in the normal operations of our businesses. Depending on the activity, we are exposed to varying degrees of market risk and counterparty risk. We have developed policies, processes, systems, and controls to manage and mitigate these risks.

Market risk is the potential loss that might occur as a result of an adverse change in market price or rate. We are exposed to the following market risks:

  commodity price risk associated with our fuel procurement for our gas fired generation assets; and

  interest rate risk associated with our variable rate credit facilities and our project financing floating rate debt as described in Notes 7 and 8 of our Notes to Consolidated Financial Statements.

Our exposure to these market risks is affected by a number of factors including the size, duration, and composition of our energy portfolio, the absolute and relative levels of interest rates and commodity prices, the volatility of these prices and rates, and the liquidity of the related interest rate and commodity markets.

To manage and mitigate these identified risks, we have adopted the Black Hills Corporation Risk Policies and Procedures (BHCRPP). These policies have been approved by our Board of Directors and are routinely reviewed by its Audit Committee. We have a formalized Executive Risk Committee composed of senior level executives that meets on a regular basis to review our business and credit activities and to ensure that these activities are conducted within the authorized policies.

Energy Activities

We have a portfolio of gas-fired fueled generation assets located throughout several western states. Most of these generation assets are sold under long-term tolling contracts with third parties whereby any fuel price risk is transferred to the third party. However, we do have some gas-fired generation assets under long term contracts and a few merchant plants that do possess market risk for fuel purchases.

It is our policy that fuel price risk, to the extent possible, will be hedged.

A potential risk related to power sales is the risk arising from the sale of wholesale power that exceeds our generating capacity. These short positions can arise from unplanned plant outages or from unanticipated load demands. To control such risk, we restrict wholesale off-system sales to amounts by which our anticipated generating capabilities exceed our anticipated load requirements plus a required reserve margin.

Financing Activities

We engage in activities to manage risks associated with changes in interest rates. We have entered into floating-to-fixed interest rate swap agreements to reduce our exposure to interest rate fluctuations associated with our floating rate debt obligations. At December 31, 2002, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At December 31, 2002, we had $212.3 million of notional amount floating-to-fixed interest rate swaps, having a maximum term of four years and a fair value of $(17.2) million. These hedges are substantially effective and any ineffectiveness was immaterial.

On December 31, 2002 and 2001, our interest rate swaps and related balances were as follows (in thousands):

December 31, 2002	Notional	Weighted Average Fixed Interest Rate	Maximum Terms in Years	Current Assets	Non- current Assets		Current Liabilities	Non- current Liabilities	Accumulated Other Comprehensive Income (Loss)

Swaps on project
financing	$212,256	5.98%	4	$ --	$ --		$9,345	$7,844	$(17,189)

December 31, 2001
Swaps on project
financing	$316,397	5.85%	4	$ --		$5,746	$10,212	$5,949	$(14,415)

We anticipate a portion of unrealized losses recorded in accumulated other comprehensive income will be realized as increased interest expense in 2003. Based on December 31, 2002 market interest rates, $9.3 million will be realized as additional interest expense during 2003. Estimated and realized amounts will likely change during 2003 as market interest rates change.

At December 31, 2002, we had $871.9 million of outstanding, variable-rate debt of which $454.8 million was due to an affiliate and $212.3 million was offset with interest rate swap transactions that effectively convert the debt to a fixed rate. A 100 basis point increase in interest rates would cause our interest expense to increase by $6.6 million.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for our short-term investments and long-term debt obligations, including current maturities (in thousands).

	2003	2004	2005	2006	2007	Thereafter	Total

Cash equivalents
Fixed rate	$45,042	$--	$--	$--	$--	$--	$45,042
Long-term debt
Fixed rate	$3,095	$1,986	$1,991	$1,996	$2,002	$201,213	$212,283
Average interest rate	9.28%	9.44%	9.45%	9.46%	9.47%	7.87%	7.95%
Variable rate (a)	$19,036	$22,213	$23,631	$136,065	$123,334	$42,764	$367,043
Average interest rate	3.21%	3.21%	3.21%	3.28%	3.18%	3.17%	3.22%
Total long-term debt	$22,131	$24,199	$25,622	$138,061	$125,336	$243,977	$579,326
Average interest rate	4.06%	3.72%	3.69%	3.37%	3.28%	7.04%	4.95%
(a)	Approximately 58 percent of the variable rate long-term debt has been hedged with interest rate swaps moving the floating rates to fixed rates with an average interest rate of 5.98 percent.

Credit Risk

Credit risk is the risk of financial loss resulting from non-performance of contractual obligations by a counterparty. We have adopted the Black Hills Corporation Credit Policy (BHCCP) that establishes guidelines, controls, and limits to manage and mitigate credit risk within risk tolerances established by the Board of Directors. In addition, we have a formalized Executive Credit Committee composed of senior executives that meets on a regular basis to review the Company’s credit activities and to ensure that these activities are conducted within our policies.

For our generation activities, we attempt to mitigate our credit risk by conducting a majority of our business with investment grade companies, setting tenor and credit limits commensurate with counterparty financial strength, obtaining netting agreements, and securing our credit exposure with less creditworthy counterparties through parental guarantees, prepayments, letters of credit, and asset security agreements.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issue that we have identified. While most credit losses have historically been within our expectations and provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past or that an investment grade counterparty will not default sometime in the future.

Safe Harbor for Forward Looking Information

This Form 10-K includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including:

  the effects on our business resulting from the financial difficulties of other energy companies, including the effects on liquidity and the perceptions of the energy business;

  the effects on our business resulting from a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including demands for increased collateral by our current or new counterparties, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us;

  capital market conditions;

  unanticipated developments in the western power markets, including unanticipated governmental intervention, deterioration in the financial condition of counterparties, defaults on amounts due from counterparties, adverse changes in current or future litigation, market disruption and adverse changes in energy and commodity supply, volume and pricing and interest rates;

  pricing and transportation of commodities;

  population changes and demographic patterns;

  prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition;

  the continuing efforts by or on behalf of the State of California to restructure its long-term power purchase contracts and efforts by regulators and private parties in several western states to recover refunds for alleged price manipulation;

  changes in and compliance with environmental and safety laws and policies;

  weather conditions;

  competition for retail and wholesale customers;

  market demand, including structural market changes;

  changes in tax rates or policies or in rates of inflation;

  changes in project costs;

  unanticipated changes in operating expenses or capital expenditures;

  technological advances by competitors;

  competition for new energy development opportunities;

  the cost and other effects of legal and administrative proceedings that influence our business;

  the effects on our business, including the availability of insurance, resulting from terrorist actions or responses to such actions; and

  other factors discussed from time to time in our filings with the SEC.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report	21
Consolidated Statements of Income
for the three years ended December 31, 2002	22
Consolidated Balance Sheets as of December 31, 2002 and 2001	23
Consolidated Statements of Cash Flows
for the three years ended December 31, 2002	24
Consolidated Statements of Common Stockholder's Equity and Comprehensive Income
for the three years ended December 31, 2002	25
Notes to Consolidated Financial Statements	26-47

INDEPENDENT AUDITORS’ REPORT

To the Stockholder of Black Hills Power, Inc.:

We have audited the accompanying consolidated balance sheets of Black Hills Power, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Black Hills Power, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and as discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 10, 2003

BLACK HILLS POWER, INC.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,	2002	2001	2000
	(in thousands)
Operating revenues	$287,453	$286,960	$193,233

Operating expenses:
Fuel and purchased power	60,620	77,055	57,584
Operations and maintenance	35,069	41,999	26,258
Administrative and general	31,691	28,700	14,721
Depreciation and amortization	43,933	31,703	18,612
Taxes, other than income taxes	10,341	11,625	7,060

	181,654	191,082	124,235

Equity in earnings of unconsolidated subsidiaries	4,339	14,061	19,577

Operating income	110,138	109,939	88,575

Other (expense) income:
Interest expense	(47,865)	(44,584)	(25,329)
Interest income	825	5,239	5,758
Other expense	(312)	(4,758)	(540)
Other income	2,334	5,641	5,735

	(45,018)	(38,462)	(14,376)

Income from continuing operations before minority
interest, income taxes and change in accounting
principle	65,120	71,477	74,199
Minority interest	(3,162)	(4,186)	(11,338)
Income taxes	(21,675)	(24,017)	(22,583)

Income from continuing operations before
change in accounting principle	40,283	43,274	40,278
Discontinued operations, net of income taxes
(Note 2)	--	4,832	12,570
Change in accounting principle	896	--	--

Net income	$41,179	$48,106	$52,848

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

BLACK HILLS POWER, INC.
CONSOLIDATED BALANCE SHEETS

At December 31,	2002	2001
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45,042	$14,832
Restricted cash	1,070	--
Receivables (net of allowance for doubtful accounts of $1,771 and $2,677, respectively) -
Customers	35,942	26,352
Affiliates	53,984	9,457
Other	5,596	5,982
Materials, supplies and fuel	16,206	10,399
Prepaid expenses	2,372	9,822
Deferred income taxes	2,709	3,855
Other	325	--

	163,246	80,699

Investments	14,531	51,543

Property and equipment	1,504,898	1,249,800
Less accumulated depreciation	(301,054)	(240,472)

	1,203,844	1,009,328

Other assets:
Regulatory asset	4,350	4,071
Goodwill	30,562	25,566
Intangible assets	77,661	85,983
Other	16,864	16,239

	129,437	131,859

	$1,511,058	$1,273,429

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$22,131	$35,881
Notes payable	50,000	450
Notes payable - affiliate	454,824	447,125
Accounts payable	28,653	13,271
Accounts payable - affiliate	2,990	4,385
Accrued liabilities	22,796	16,929
Derivative liabilities	9,345	10,212

	590,739	528,253

Long-term debt, net of current maturities	557,195	415,314

Deferred credits and other liabilities:
Deferred income taxes	101,046	65,094
Regulatory liability	5,395	6,249
Derivative liabilities	7,844	5,949
Other	24,154	11,306

	138,439	88,598

Minority interest in subsidiaries	6,457	19,536

Commitments and contingencies (Notes 11, 12 and 16)
Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized;
Issued: 23,416,396 shares in 2002 and 2001	23,416	23,416
Additional paid-in capital	80,961	80,961
Retained earnings	131,906	121,875
Accumulated other comprehensive loss	(18,055)	(4,524)

	218,228	221,728

	$1,511,058	$1,273,429

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

BLACK HILLS POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2002	2001	2000
	(in thousands)
Operating activities:
Net income	$41,179	$48,106	$52,848
Income from discontinued operations	--	(4,832)	(12,570)
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	43,933	31,703	18,612
Provision for valuation allowances	(906)	8,135	279
Gain on sales of assets	--	--	(3,736)
Deferred income taxes	22,993	4,522	1,293
Undistributed earnings in associated companies	(3,964)	--	--
Minority interest	3,162	4,186	11,338
Accounting change	(896)	--	--
Change in operating assets and liabilities-
Accounts receivable and other current assets	(55,951)	2,436	(14,186)
Accounts payable and other current liabilities	46,477	(3,289)	12,213
Other operating activities	1,854	(1,044)	(6,718)

	97,881	89,923	59,373

Investing activities:
Property, plant and equipment additions	(178,981)	(316,809)	(46,975)
Payment for acquisition of net assets, net of cash acquired	(13,243)	(199,001)	(28,688)
Payment for acquisition of minority interest	(13,800)	(16,676)	--
Notes receivable from associated companies, net	--	81,134	(87,835)
Other investing activities	(19)	--	468

	(206,043)	(451,352)	(163,030)

Financing activities:
Dividends paid on common stock	(31,148)	(28,070)	(23,527)
Increase in short-term borrowings, net	49,550	262,944	84,379
Long-term debt - issuance	160,632	144,103	60,082
Long-term debt - repayments	(32,501)	(13,960)	(1,330)
Other financing activities	(8,161)	(1,453)	(7,048)

	138,372	363,564	112,556

Increase in cash and cash equivalents	30,210	2,135	8,899
Cash and cash equivalents:
Beginning of year	14,832	12,697	3,798

End of year	$45,042	$14,832	$12,697

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$50,134	$44,820	$26,258
Income taxes paid (refunded)	$(23,325)	$22,891	$16,427
Non-cash net assets acquired through issuance of common
stock (Note 11)	$3,826	$3,635	$34,493
Stock dividend distribution to Black Hills Corporation, the
parent company of Black Hills Power, Inc. (Note 2)	$--	$89,643	$--

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

BLACK HILLS POWER, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Amount
	(in thousands)
Balance at December 31, 1999	21,739	$21,739	$40,658	$162,239	$--	$224,636

Comprehensive Income:
Net income	--	--	--	52,848	--	52,848

Total comprehensive income	--	--	--	52,848	--	52,848
Dividends on preferred stock	--	--	--	(78)	--	(78)
Dividends on common stock	--	--	--	(23,527)	--	(23,527)
Issuance of common stock	140	140	4,428	--	--	4,568
Issuance of common stock
for acquisition	1,537	1,537	32,240	--	--	33,777

Balance at December 31, 2000	23,416	23,416	77,326	191,482	--	292,224

Comprehensive Income:
Net income	--	--	--	48,106	--	48,106
Unrealized loss on mark to
market interest rate swaps	--	--	--	--	(1,597)	(1,597)
Initial impact of adoption of
SFAS 133, net of minority
interest	--	--	--	--	(2,927)	(2,927)

Total comprehensive income	--	--	--	48,106	(4,524)	43,582

Dividends on common stock	--	--	--	(28,070)	--	(28,070)
Earnout consideration on
acquisition	--	--	3,635	--	--	3,635
Stock distribution to parent	--	--	--	(89,643)	--	(89,643)

Balance at December 31, 2001	23,416	23,416	80,961	121,875	(4,524)	221,728

Comprehensive Income:
Net income	--	--	--	41,179	--	41,179
Other comprehensive loss,
net of tax	--	--	--	--	(13,531)	(13,531)

Total comprehensive income	--	--	--	41,179	(13,531)	27,648
Dividends on common stock	--	--	--	(31,148)	--	(31,148)

Balance at December 31, 2002	23,416	$23,416	$80,961	$131,906	$(18,055)	$218,228

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

(1)     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc. and its subsidiaries (the Company) operate in two primary operating groups: regulated electric utility and non-regulated power generation. Black Hills Power operates the public utility operations. The Company operates its power generation business through its direct subsidiary, Black Hills Energy Capital (BHEC). The Company is a wholly owned subsidiary of the publicly traded Black Hills Corporation (the Parent).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowance for uncollectible accounts receivable, realization of market value of derivatives due to commodity risk, intangible asset valuations and useful lives, long-lived asset values and useful lives, employee benefits plans and contingencies. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries and certain subsidiaries in which the Company’s ownership interest may be less than 50 percent but represents voting control. Generally, the Company uses equity method accounting for investments of which it owns between 20 and 50 percent and investments in partnerships under 20 percent if the Company exercises significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

As discussed in Note 16, Black Hills Energy Capital made several acquisitions during 2002 and 2001. The Company’s consolidated statements of income include operating activity of these companies beginning with their acquisition date.

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

Earnings attributable to minority ownership in certain subsidiaries are generally shown on the accompanying consolidated statement of income on a pre-tax basis as the subsidiaries with minority investors are typically limited liability companies or partnerships which pay no tax at the corporate or partnership level.

Regulatory Accounting

The Company’s regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC). These accounting policies differ in some respects from those used by the Company’s non-regulated businesses.

The Company’s electric operations follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating its electric operations. As a result of the Company’s 1995 rate case settlement, a 50-year depreciable life for Neil Simpson II is used for financial reporting purposes. If the Company were not following SFAS 71, a 35 to 40 year life would be more appropriate, which would increase depreciation expense by approximately $0.6 — $1.0 million per year. If rate recovery of generation-related costs becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to the Company’s regulated generation operations. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that could restrict the Company’s ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Materials, supplies and fuel are generally stated at the lower of cost or market on a first-in, first-out basis.

Property, Plant and Equipment

The components of property, plant and equipment are as follows, at December 31:

	2002	2001
	(in thousands)
Electric utility	$613,925	$580,090
Independent power	890,973	669,710

	$1,504,898	$1,249,800

Additions to property, plant and equipment are recorded at cost when placed in service. Included in the cost of regulated construction projects is an allowance for funds used during construction (AFUDC) which represents the approximate composite cost of borrowed funds and a return on capital used to finance the project. The AFUDC was computed at an annual composite rate of 9.1, 10.2 and 9.7 percent during 2002, 2001 and 2000, respectively. In addition, the Company capitalizes interest, when applicable, on certain non-regulated construction projects. The amount of AFUDC and interest capitalized was $11.4 million, $6.8 million and $0.9 million in 2002, 2001 and 2000, respectively. The cost of regulated electric property, plant and equipment retired, or otherwise disposed of in the ordinary course of business, together with removal cost less salvage, is charged to accumulated depreciation. Retirement or disposal of all other assets, results in gains or losses recognized as a component of income. Repairs and maintenance of property are charged to operations as incurred.

Depreciation provisions for regulated electric property, plant and equipment is computed on a straight-line basis using an annual composite rate of 3.1 percent in 2002, 3.0 percent in 2001 and 2.8 percent in 2000. Non-regulated property, plant and equipment is depreciated on a straight-line basis using estimated useful lives ranging from 3 to 40 years.

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the term of the related debt.

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses and through 2001 was amortized on a straight-line basis over the estimated useful lives of such assets, which range from 8 to 25 years. Goodwill expense was $0.7 million and $1.0 million for the years ended December 31, 2001 and 2000, respectively.

The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives. Amortization expense was $4.1 million, $2.5 million and $1.5 million in 2002, 2001 and 2000, respectively. Accumulated amortization was $14.9 million, $4.0 million and $1.5 million at December 31, 2002, 2001 and 2000, respectively.

Impairment of Long-Lived Assets and Intangible Assets

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets was not recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the long-lived assets, the Company would recognize an impairment loss. No impairment loss was recorded during 2002, 2001 or 2000.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial and tax basis of assets and liabilities. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. The Company classifies deferred tax assets and liabilities into current and non-current amounts based on the classification of the related assets and liabilities.

The Company files a consolidated federal income tax return with other affiliates. For financial statement purposes, consolidated federal income taxes are allocated to the individual companies based on amounts calculated on a separate return basis.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement with a fixed or determinable price, delivery has occurred or services have been rendered, and collectibility is reasonably assured. For long-term non-utility power sales agreements revenue is recognized either in accordance with Emerging Issues Task Force (EITF) Issue No. 91-6, “Revenue Recognition of Long-Term Power Sales Contracts” (EITF 91-6), or in accordance with SFAS No. 13, “Accounting for Leases,” (SFAS 13) as appropriate. Under EITF 91-6, revenue is generally recognized as the lower of the amount billed or the average rate expected over the life of the agreement. Under SFAS 13, revenue is generally levelized over the life of the agreement. For its Investment in Associated Companies (see Note 4), which are involved in power generation, the Company uses the equity method to recognize as earnings its pro rata share of the net income or loss of the associated company.

Reclassifications

Certain 2001 and 2000 amounts in the financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the Company’s common stockholder’s equity or results of operations, as previously reported.

Recently Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The Company has adopted SFAS 141, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but the carrying values are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS 142 effective January 1, 2002. The cumulative effect of the change in accounting principle, net of tax at January 1, 2002, was a $0.9 million benefit. If the carrying value exceeds the fair value, an impairment loss will be recognized. A discounted cash flow approach was used to determine fair value of the Company’s businesses for the purposes of testing for impairment. Intangible assets with a defined life will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS 142 on January 1, 2002.

The pro forma effects of adopting SFAS No. 142 for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

Net income as reported	$41,179	$48,106	$52,848
Cumulative effect of change in
accounting principle, net of tax	(896)	--	--

Income excluding cumulative effect of change in
accounting principle	40,283	48,106	52,848
Add: goodwill amortization	--	695	1,008

Net income excluding cumulative effect of change in
accounting principle and goodwill amortization	$40,283	$48,801	$53,856

The cumulative effect adjustment recognized upon adoption of SFAS 142 was $0.9 million (after tax). The adjustment consisted of income from the after-tax write-off of negative goodwill from prior acquisitions in our Independent Power segment.

The Company's goodwill and intangible assets are contained within the Independent Power segment. Changes to goodwill and intangible assets during the year ended December 31, 2002, including the effects of adopting SFAS No. 142, are as follows (in thousands):

	Goodwill	Other Intangible Assets

Balance at December 31, 2001, net of
accumulated amortization	$25,566	$85,983
Change in accounting principle	1,493	--
Additions	3,826	9,640
Adjustments	(323)	(13,854)
Amortization expense	--	(4,108)

Balance at December 31, 2002, net of
accumulated amortization	$30,562	$77,661

Intangible assets totaled $77.7 million, net of accumulated amortization of $14.9 million at December 31, 2002 and $86.0 million, net of accumulated amortization of $4.0 million at December 31, 2001. Intangible assets are primarily related to site development fees and above-market long-term contracts, and all have definite lives ranging from 7 to 40 years, over which they continue to be amortized. Amortization expense for intangible assets for the next five years is expected to be approximately $4.1 million a year.

Goodwill additions during the year ended December 31, 2002, were from contingent consideration related to the July 7, 2000 acquisition of Indeck Capital, Inc. (see Note 11).

Intangible asset additions during the year ended December 31, 2002 were primarily the result of a $9.3 million addition related to preliminary purchase allocations in the acquisition of additional ownership interest in the Harbor Cogeneration Facility (See Note 16). This intangible asset primarily relates to an acquired ownership of additional interest in a contract termination payment stream at the facility.

Adjustments of intangible assets during the year ended December 31, 2002 primarily relate to final adjustments to the preliminary purchase price allocation of the Company's third quarter 2001 Las Vegas Cogeneration acquisition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS 121. The Company adopted SFAS 144 effective January 1, 2002. Adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company adopted SFAS 143 on January 1, 2003. Adoption did not have an effect on the Company's consolidated financial statements.

Derivatives and Hedging Activities

The Company accounts for its derivative and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133 allows hedge accounting for qualifying fair value and cash flow hedges. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

The Company adopted SFAS 133 on January 1, 2001. On January 1, 2001, the Company had interest rate swaps documented as cash flow hedges. These contracts were defined as derivatives under SFAS 133 and met the requirements for cash flow hedges. Because the contracts were documented as hedges prior to adoption, the transition adjustment was reported in accumulated other comprehensive income. The aggregated entry for these derivatives identified as cash flow hedges increased derivative assets by $0.3 million, increased derivative liabilities by $7.8 million and decreased accumulated other comprehensive income by $7.5 million pre-tax.

(2)      NON-CASH DIVIDEND AND DISCONTINUED OPERATIONS

During the quarter ended March 31, 2001, the Company distributed a non-cash dividend to its parent company, Black Hills Corporation (the Parent). The dividend included 50,000 common shares of Wyodak Resources Development Corporation (Wyodak), which represents 100 percent ownership of Wyodak. The Company therefore no longer operates in the coal production segment, oil and natural gas production segment, energy marketing segment or communications as the Company had indirectly owned the companies operating in these segments through its ownership of Wyodak. As a result, the Company's only subsidiary is Black Hills Energy Capital and its subsidiaries. The Company's investment in Wyodak at the time of the distribution was $89.6 million.

The consolidated financial statements and notes to consolidated financial statements have been restated to reflect the continuing operations of the Company for all periods presented.

The net operating results of discontinued operations are included in the Consolidated Statements of Income under the caption "Discontinued operations, net of income taxes" and are summarized as follows:

	2001*	2000
	(in thousands)
Revenue	$197,274	$1,425,675
Income before income taxes	7,849	20,345
Federal income taxes	3,017	7,775
Net income	4,832	12,570

_________________

*Includes only one month of operations

(3)      RISK MANAGEMENT ACTIVITIES

The Company’s activities in the regulated and unregulated energy sector expose it to a number of risks in the normal operations of its businesses. Depending on the activity, the Company is exposed to varying degrees of market risk and counterparty risk. The Company has developed policies, processes, systems, and controls to manage and mitigate these risks.

Market risk is the potential loss that might occur as a result of an adverse change in market price or rate. The Company is exposed to the following market risks:

  commodity price risk primarily associated with its fuel procurement for its gas fired generation assets; and

  interest rate risk associated with variable rate credit facilities and project financing floating rate debt as described in Notes 7 and 8.

Energy Activities

The Company has a portfolio of natural gas-fired generation assets located throughout several western states. Most of these generation assets are locked into long-term tolling contracts with third parties whereby any commodity price risk is transferred to the third party. However, the Company does have some natural gas fueled generation assets under long term contracts and a few merchant plants that do possess market risk for fuel purchases.

A potential risk related to power sales is the risk arising from the sale of wholesale power that exceeds the Company’s generating capacity. These short positions can arise from unplanned plant outages or from unanticipated load demands. To control such risk, the Company restricts wholesale off-system sales to amounts by which the Company’s anticipated generating capabilities exceed its anticipated load requirements plus a required reserve margin.

In 2001, the Company acquired several natural gas swaps when it completed the Las Vegas Cogeneration acquisition on August 31, 2001 (Note 16). The project’s 53 megawatt Las Vegas I plant has a long-term fixed price power sales agreement and an index-priced natural gas purchase contract for 5,000 MMBtus per day through April 30, 2010. These swaps fixed the long-term purchase price of the index-priced natural gas purchase contract. At acquisition close, the fair value of these swaps was $6.0 million. These swaps were executed with Enron North America Corp. (Enron), which is currently in bankruptcy proceedings.

These swaps met the definition of derivatives under SFAS 133. The Company elected to treat these derivatives as cash flow hedges so that any gains or losses on the fair values of the swaps could be deferred and subsequently recognized when the underlying hedged natural gas was consumed in the plant. The swaps were properly documented and met the criteria for cash flow hedges.

During the fourth quarter of 2001, the Company determined that it was probable that Enron would default on its obligations to the Company in conjunction with these swaps. Upon that determination, the Company ceased to account for these swaps as cash flow hedges. In addition, the Company recognized a $6.0 million pre-tax valuation reserve in recognition of Enron’s probable performance default and resulting consequence that the Company would not receive payment for these amounts.

Financing Activities

The Company engages in activities to manage risks associated with changes in interest rates. The Company has entered into floating-to-fixed interest rate swap agreements to reduce its exposure to interest rate fluctuations associated with its floating rate debt obligations. At December 31, 2002, these hedges met effectiveness testing criteria and retained their cash flow hedge status. At December 31, 2002, the Company had $212.3 million of notional amount floating-to-fixed interest rate swaps, having a maximum term of four years and a fair value of $(17.2) million. These hedges are substantially effective and any ineffectiveness was immaterial.

On December 31, 2002 and 2001, the Company’s interest rate swaps and related balances were as follows (in thousands):

December 31, 2002	Notional	Weighted Average Fixed Interest Rate	Maximum Terms in Years	Current Assets	Non- current Assets		Current Liabilities	Non- current Liabilities	Accumulated Other Comprehensive Income (Loss)

Swaps on project
financing	$212,256	5.98%	4	$ --	$ --		$9,345	$7,844	$(17,189)

December 31, 2001
Swaps on project
financing	$316,397	5.85%	4	$ --		$5,746	$10,212	$5,949	$(14,415)

The Company anticipates a portion of unrealized losses recorded in accumulated other comprehensive income will be realized as increased interest expense in 2003. Based on December 31, 2002 market interest rates, $9.3 million will be realized as additional interest expense during 2003. Estimated and realized amounts will likely change during 2003 as market interest rates change.

At December 31, 2002, the Company had $871.9 million of outstanding, variable-rate debt of which $659.6 million was not offset with interest rate swap transactions that effectively convert the debt to a fixed rate. A 100 basis point increase in interest rates would cause interest expense to increase $6.6 million.

During 2002, the Company entered into a $50 million treasury lock to hedge a portion of the Company’s $75 million First Mortgage Bond offering completed in August 2002. The treasury lock cash settled on August 8, 2002, the bond pricing date, and resulted in a $1.8 million loss. This treasury lock was treated as a cash flow hedge and accordingly the resulting loss is carried in Accumulated other comprehensive loss on the Consolidated Balance Sheet and amortized over the life of the related bonds as additional interest expense.

In addition, at December 31, 2001, the Company had a $100 million forward starting floating-to-fixed interest rate swap to hedge the anticipated floating rate debt financing related to the Company’s Las Vegas II Plant. This swap terminated during the second quarter 2002 and resulted in a $1.1 million gain. This swap was treated as a cash flow hedge and accordingly in the second quarter of 2002 the resulting gain was carried in Accumulated other comprehensive income on the Consolidated Balance Sheet and was to be amortized over the life of the anticipated long-term financing. In the third quarter of 2002, this cash flow hedge was determined to be ineffective due to uncertainties about the eventual timing and form of financing for this project. As a result, $1.1 million was taken into earnings. The gain was offset by the expensing of approximately $1.0 million of deferred financing costs related to the anticipated financing.

Credit Risk

Credit risk relates to the risk of financial loss resulting from non-performance of contractual obligations by a counterparty. The Company maintains credit policies with regard to its counterparties that the Company believes limit its overall credit risk.

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

(4)     INVESTMENTS IN ASSOCIATED COMPANIES

Included in Investments on the Consolidated Balance Sheets are the following investments that have been recorded on the equity method of accounting:

  A 12.6 percent, 6.9 percent and 5.3 percent interest in Energy Investors Fund, L.P., Energy Investors Fund II, L.P., and Project Finance Fund III, L.P., respectively, which in turn have investments in numerous electric generating facilities in the United States and elsewhere. The Company has a carrying amount in the investment of $11.0 million and $10.0 million at December 31, 2002 and 2001, respectively, which includes $1.9 million that represents the cost of the investment over the underlying net assets of the funds. As of and for the year ended December 31, 2002, the funds had assets of $160.7 million, liabilities of $0.7 million and net income of $25.8 million. As of, and for the year ended December 31, 2001, the funds had assets of $215.1 million, liabilities of $0.7 million and net income of $37.2 million.

  A 50 percent interest in two natural gas-fired co-generation facilities located in Rupert and Glenns Ferry, Idaho. The Company’s carrying amount in the investment is $3.4 million and $3.9 million as of December 31, 2002 and 2001, respectively, which includes $0.6 million that represents the cost of the investment over the value of the underlying net assets of the projects. As of and for the year ended December 31, 2002, these projects had assets of $24.5 million, liabilities of $17.1 million and net income of $0.7 million. As of, and for the year ended December 31, 2001, these projects had assets of $25.6 million, liabilities of $19.0 million and a net loss of $(0.4) million.

(5)     MINORITY INTEREST

The partnership agreements for two of the Company’s consolidated subsidiaries contain certain performance targets that result in the Company earning additional partnership equity in those subsidiaries when those targets are met. In 2002 certain targets were met by the subsidiaries resulting in a transfer of approximately $1.0 million of partnership equity from the minority interest to the Company. Of this amount, approximately $1.6 million was recorded as a reduction to “Minority interest” expense on the consolidated statement of income and approximately $(0.6) million was recorded as an item of Other comprehensive loss (see Note 13) on the consolidated statement of stockholder’s equity and comprehensive income.

(6)     COMMON STOCK

The Company is a wholly owned subsidiary of Black Hills Corporation.

(7) LONG-TERM DEBT

Long-term debt outstanding at December 31, is as follows:

	2002	2001
	(in thousands)
First mortgage bonds:
6.50% due 2002	$--	$15,000
9.00% due 2003	1,113	2,176
8.06% due 2010	30,000	30,000
9.49% due 2018	4,550	4,840
9.35% due 2021	31,635	33,300
8.30% due 2024	45,000	45,000
7.23% due 2032	75,000	--

	187,298	130,316

Other long-term debt:
Pollution control revenue bonds at 6.7% due 2010	12,300	12,300
Pollution control revenue bonds at 7.5% due 2024	12,200	12,200
GECC Financing at 3.41% due 2010 (a)(b)(c)	4,500	--
Other	3,339	3,363

	32,339	27,863

Project financing floating rate debt (b):
Fountain Valley project at 3.3% (c) due 2006	138,661	144,581
Hudson Falls at 3.15% (c) due 2010	64,278	69,479
South Glens Falls at 3.15% (c) due 2009	21,750	24,008
Valmont and Arapahoe at 3.1% (c) due 2008	135,000	54,948

	359,689	293,016

Total long-term debt	579,326	451,195
Less current maturities	(22,131)	(35,881)

Net long-term debt	$557,195	$415,314

_________________

(a)	Floating rate debt secured by a spare LM6000 turbine.

(b)	Approximately 58 percent of the December 31, 2002 balance has been hedged with an interest rate swap moving the floating rates to fixed rates with a weighted average interest rate of 5.98 percent (see Note 3-Risk Management Activities).

(c)	Interest rates are presented as of December 31, 2002.

Substantially all of the Company’s utility property is subject to the lien of the indenture securing its first mortgage bonds. First mortgage bonds of the Company may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures.

Project financing debt is non-recourse debt collateralized by a mortgage on each respective project’s land and facilities, leases and rights, including rights to receive payments under long-term purchase power contracts.

Certain debt instruments of the Company and its subsidiaries contain restrictive covenants, all of which the Company and its subsidiaries were in compliance with at December 31, 2002. Some of the subsidiary debt agreements provide that approximately $23.3 million of the subsidiary’s cash balance at December 31, 2002 may not be distributed to the parent company.

Scheduled maturities for the next five years are: $22.1 million in 2003, $24.2 million in 2004, $25.6 million in 2005, $138.1 million in 2006, and $125.3 million in 2007.

(8)      NOTES PAYABLE

On August 26, 2002, the Company closed a secured $50.0 million credit agreement. The credit agreement, as amended, has an expiration date of May 26, 2003 and a variable interest rate. The credit agreement is secured by the Company’s 224 megawatt plant at the Las Vegas facility and has a “backstop” guaranty provided by the Parent. The interest rate was 4.42 percent at December 31, 2002.

In addition, the Company has an unsecured line of credit with Black Hills Generation, a wholly-owned indirect subsidiary of the Parent, which is due on demand; however, Black Hills Generation has agreed not to demand payment until such time as outside financing is obtained. Borrowings under the note bear interest at prime rate (4.25 percent at December 31, 2002) and interest is payable monthly. Borrowings were $454.8 million and $447.2 million at December 31, 2002 and 2001, respectively.

(9)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31, are as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$45,042	$45,042	$14,832	$14,832
Restricted cash	1,070	1,070	--	--
Derivative financial
instruments - liabilities	9,345	9,345	10,212	10,212
Notes payable	504,824	504,824	447,575	447,575
Long-term debt	579,326	603,000	451,195	469,009

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments.

Cash and Cash Equivalents and Restricted Cash

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

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on quoted market rates for debt instruments having similar maturities and similar debt ratings. The Company’s outstanding bonds are either currently not callable or are subject to make-whole provisions which would eliminate any economic benefits for the Company to call and refinance the bonds.

(10)     JOINTLY OWNED FACILITY

The Company owns a 20 percent interest and Pacific Power owns an 80 percent interest in the Wyodak Plant (Plant), a 330 megawatt coal-fired electric generating station located in Campbell County, Wyoming. Pacific Power is the operator of the Plant. The Company receives 20 percent of the Plant’s capacity and is committed to pay 20 percent of its additions, replacements and operating and maintenance expenses. As of December 31, 2002, the Company’s investment in the Plant included $71.5 million in electric plant and $26.5 million in accumulated depreciation, and is included in the corresponding captions in the accompanying Consolidated Balance Sheets. The Company’s share of direct expenses of the Plant was $5.5 million, $5.9 million and $5.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in the corresponding categories of operating expenses in the accompanying Consolidated Statements of Income.

(11)     COMMITMENTS AND CONTINGENCIES

Acquisition Earn-out Agreement

On July 7, 2000, the Company acquired Indeck Capital, Inc. and merged it into its subsidiary, Black Hills Energy Capital, Inc. The acquisition was a stock transaction resulting in a purchase price of $37.8 million. Additional consideration may be paid in the form of an earn-out over a four-year period beginning in 2000. As of December 31, 2001, $3.6 million has been paid under the earn-out. On December 31, 2002, additional consideration of $3.8 million was earned and payable. Additional consideration paid out under the earn-out is recorded as an increase to goodwill. The earn-out consideration is based on the acquired company’s earnings during such period and cannot exceed $35.0 million in total.

Power Agreement – Pacific Power

In 1983, the Company entered into a 40 year power agreement with PacifiCorp providing for the purchase by the Company of 75 megawatts of electric capacity and energy from PacifiCorp’s system. An amended agreement signed in October 1997 reduces the contract capacity by 25 megawatts (5 megawatts per year starting in 2000). The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp’s coal-fired electric generating plants. Costs incurred under this agreement were $10.9 million in 2002, (net of a $1.3 million refund for prior years) $13.9 million in 2001 and $14.6 million in 2000.

Long Term Power Sales Agreements

The Company, through its subsidiaries, has the following significant long-term power sales contracts:

  The Company has long-term power sales contracts with the Public Service Company of Colorado (PSCC) for the output of several of its plants. All of the output of the Company’s Fountain Valley, Arapahoe and Valmont gas-fired facilities, totaling 450 megawatts is included under the contracts which expire in 2012. The contracts are treated as leases under generally accepted accounting principles and establish capacity and availability payments over the lives of the contracts. The contracts are tolling arrangements in which the Company assumes no fuel price risk.

  The Company has secured long-term contracts for the output of the 277 megawatt Las Vegas facility. The 53 megawatt Las Vegas I power plant is contracted with Nevada Power through 2024. The 224 megawatt Las Vegas II power plant was completed at year end and is under a tolling arrangement with Allegheny Energy Supply that expires in 2017.

  Various long-term contracts with Niagara Mohawk Power Corporation have been entered into to sell the output of several of the Company’s hydroelectric projects located in upstate New York. The Company’s net ownership of capacity under contract is approximately 21 megawatts with contracts expiring between 2029 and 2035. There are additional contracts on plants with a net ownership capacity of approximately 21 megawatts that expire during 2003.

  The Company has entered into a 5 year tolling agreement with Southern California Edison for 100 megawatts of capacity and power from the Company’s gas-fired Harbor Cogeneration plant. The agreement is seasonal and runs from June through October of each year. The agreement expires in 2007.

  The Company has a ten year power sales contract with the Municipal Energy Agency of Nebraska for 20 megawatts of contingent capacity from the Neil Simpson Unit #2 plant.

Ongoing Litigation

Hell Canyon Fire

In September 2001 a fire occurred in the southwestern Black Hills. It is alleged that the fire occurred when a high voltage electrical span broke and electrical arcing from the severed line ignited dry grass. The fire burned approximately 10,000 acres of land owned by the Black Hills National Forest, the Oglala Sioux Tribe and other private landowners. The State of South Dakota initiated litigation against the Company in the Seventh Judicial Circuit Court, Fall River County, South Dakota, on or about January 31, 2003. The complaint seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. It is expected that substantially similar claims will be asserted against the Company by the United States Forest Service. The Company’s investigation into the cause and origin of the fire is still pending. The total amount of damages claimed by the State of South Dakota is not specified in the complaint. The Company has denied all claims and will vigorously defend this matter, the timing or outcome of which is uncertain.

Grizzly Gulch Fire

On June 29, 2002, a forest fire began near Deadwood, South Dakota. Before being contained more than eight days later, the fire consumed approximately 11,000 acres of public and private land, mostly consisting of rugged forested areas. The fire destroyed approximately 20 structures. There were no reported personal injuries. In addition, the fire burned to the edge of the City of Deadwood, forcing the evacuation of the City of Deadwood and the adjacent City of Lead, South Dakota. These communities are active in the tourist and gaming industries. Individuals were ordered to leave their homes and businesses were closed for a short period of time. On July 16, 2002, the State of South Dakota announced the results of its investigation of the cause and origin of the fire. The State asserted that the fire was caused by tree encroachment into and contact with a transmission line owned and maintained by the Company.

On September 6, 2002, the State of South Dakota commenced litigation against the Company, in the Seventh Judicial Circuit Court, Pennington County, South Dakota. The complaint seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. The total amount of alleged damages is not specified.

On March 3, 2003 the United States of America filed a similar suit against the Company, in the United States District Court, District of South Dakota, Western Division. The federal government complaint likewise seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A similar claim for treble damages is asserted with respect to the claim for injury to timber. The total amount of alleged federal damages is not specified.

The Company is completing its own investigation of the fire cause and origin and has requested access to the materials that form the basis for the assertions of state and federal fire investigators. The Company’s investigation is not complete, but based on information currently available, the Company expects to deny all claims and vigorously defend any and all claims brought by governmental or private parties.

Although we cannot predict the outcome of our investigation or the viability of potential claims based on information currently available, management believes that any such claims, if determined adversely to us, will not have a material adverse effect on our financial condition or results of operations.

Federal Energy Regulatory Commission (FERC) Investigation

In August 2001, the Company purchased a partnership interest in the 53 megawatt Las Vegas Cogeneration Facility from an affiliate of Enron. The partnership is called Las Vegas Cogeneration, L.P. The prior owner certified to us and to relevant governmental authorities that the facility complied with all regulations necessary to obtain and maintain “qualifying facility” status under Public Utility Regulatory Policies Act of 1978 (PURPA). Qualifying facilities are allowed to sell their output to electric utilities at “avoided cost” rates, which are usually higher than prevailing market-based rates. The prior owner contracted with Nevada Power Company to sell 45 megawatts of the facility’s output during the periods of peak electricity consumption at avoided cost rates. In connection with acquiring the facility, we assumed this contract.

Recently FERC issued an order announcing an investigation to determine whether Enron’s ownership of the Las Vegas Cogeneration Facility violated the qualifying facility regulations under PURPA. In addition, the SEC recently issued an initial decision concluding that Enron is an electric utility and is thus not exempt from regulations under the Public Utility Holding Company Act of 1935 (PUHCA), that, among other things, prohibit electric utilities from owning more than 50 percent of a qualifying facility. Enron is appealing this decision.

The FERC investigation does not relate to the 224 megawatt gas-fired facility owned and operated by Las Vegas Cogeneration II, LLC and located on the same site in North Las Vegas, Nevada. This facility is not now, and never was certified as a qualifying facility under PURPA.

If FERC determines that Enron violated the qualifying facility rules with respect to the Las Vegas Cogeneration Facility, the Company, as a partner in the entity that now owns that facility, could be liable for any refunds, fines or other penalties FERC imposes. The Company could also be subject to additional liabilities resulting from third party claims. The Company has the right to seek indemnification from the prior owner. While the prior owner does not appear among the Enron subsidiaries and affiliates currently in bankruptcy, the Enron bankruptcy could impair the Company’s ability to enforce a claim for indemnification. Because FERC has only recently begun its investigation, the Company cannot predict the outcome of FERC’s investigation. However, based upon information currently available, management does not believe that any refunds, fines or penalties resulting from the investigation will have a material affect on the Company’s financial condition or results of operations.

Other Proceedings

In addition to the above proceedings, the Company and its subsidiaries are involved in numerous legal proceedings, claims and litigation in the ordinary course of business. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the consolidated financial position or results of operations of the Company.

There are currently no pending material legal proceedings to which an officer or director is a party or has a material interest, that is adverse to us or our subsidiaries. There are also no material administrative or judicial proceedings arising under environmental quality or civil rights statutes pending or known to be contemplated by governmental agencies to which we are or would be a party.

(12)     EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering employees who meet certain eligibility requirements. The benefits are based on years of service and compensation levels during the highest five consecutive years of the last ten years of service. The Company’s funding policy is in accordance with the federal government’s funding requirements. The Plan’s assets are held in trust and consist primarily of equity securities and cash equivalents.

Net pension income for the Plan was as follows:

	2002		2001		2000
	(in thousands)
Service cost	$588		$719		$744
Interest cost	2,406		2,565		2,401
Expected return on assets	(3,345)		(4,928)		(4,465)
Amortization of transition amount	--		--		(63)
Amortization of prior service cost	184		199		199
Recognized net actuarial loss (gain)	96		(453)		(452)

Net pension income	$(71)		$(1,898)		$(1,636)

Actuarial assumptions:
Used for net periodic pension cost	7.5%		7.5%		7.5%
Used to value pension (liability)/asset at
year-end	6.75	*	7.5%		7.5%
Expected long-term rate of return on assets	10.5	%**	10.5%		10.5%
Rate of increase in compensation levels	5.0	%***	5.0	%***	5.0%

_________________

*The discount rate used for net periodic pension cost was changed from 7.50 percent in 2002 to 6.75 percent for the calculation of the 2003 Net Periodic Pension cost. This change is expected to increase pension costs by approximately $0.3 million.

**The expected rate of return on plan assets was changed from 10.5 percent to 10 percent for the calculation of the 2003 Net Periodic Pension Cost. This change is expected to increase pension costs in 2003 by approximately $0.1 million.

***The rate of increase in compensation levels changed in 2001 from a single rate assumption for all ages to an age- based salary scale assumption resulting in a weighted average increase of 5.0 percent.

A reconciliation of the beginning and ending balances of the projected benefit obligation is as follows (in thousands):

	2002	2001

Beginning projected benefit obligation	$33,151	$34,454
Service cost	588	719
Interest cost	2,406	2,565
Actuarial losses	571	183
Discount rate change	3,380	--
Benefits paid	(1,955)	(1,933)
Business divestiture	--	(2,837)

Net increase (decrease)	4,990	(1,303)

Ending projected benefit obligation	$38,141	$33,151

A reconciliation of the fair value of Plan assets as of October 1 of each year is as follows (in thousands):

	2002	2001

Beginning market value of plan assets	$32,938	$47,993
Benefits paid	(1,955)	(1,933)
Investment loss	(5,153)	(11,133)
Asset transfer	--	(1,989)

Ending market value of plan assets	$25,830	$32,938

Funding information for the Plan as of October 1 each year was as follows (in thousands):

	2002	2001

Fair value of plan assets	$25,830	$32,938
Projected benefit obligation	(38,141)	(33,151)

Funded status	(12,311)	(213)

Unrecognized:
Net loss	17,075	4,721
Prior service cost	1,253	1,437

Net amount recognized	$6,017	$5,945

Amounts recognized in statement of
financial position consist of:
Accrued pension (liability) asset	$(6,370)	$5,945
Intangible asset	1,326	--
Accumulated other comprehensive
loss	11,061	--

Net amount recognized	$6,017	$5,945

Accumulated benefit obligation	$32,254	$28,505

The provisions of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions" (SFAS 87) requires the Company to record an accrued pension liability of $6.4 million at December 31, 2002, and is included in Accrued liabilities on the accompanying Consolidated Balance Sheet. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset to the extent of previously unrecognized prior service cost, therefore an intangible asset of $1.3 million at December 31, 2002 is included in the line item Other in Other Assets on the accompanying Consolidated Balance Sheet. The remaining amount of $11.1 million is recorded as a component of stockholder's equity, net of related tax benefits of $4.0 million, in the line item Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet at December 31, 2002.

Supplemental Nonqualified Defined Benefit Retirement Plan

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The plans are nonqualified defined benefit plans. Expenses recognized under the plans were $0.2 million in 2002 and $0.4 million in 2001 and 2000, respectively.

The following table summarizes the projected benefit obligation and accumulated benefit obligation of the unfunded plan at December 31, 2002 (in thousands):

	2002	2001

Accumulated benefit obligation	$1,445	$806
Projected benefit obligation	$1,676	$1,282

The provisions of SFAS 87 required the Company to record an additional minimum liability of $0.4 million at December 31, 2002. This amount is included in Accrued liabilities on the accompanying Consolidated Balance Sheet. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The amount of $0.4 million is recorded as a component of stockholder’s equity, net of related tax benefits of $0.1 million, in the line item Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheet at December 31, 2002.

Non-pension Defined Benefit Postretirement Plan

Employees who are participants in the Plan and who retire from the Company on or after attaining age 55 after completing at least five years of service to the Company are entitled to postretirement healthcare benefits. These benefits are subject to premiums, deductibles, co-payment provisions and other limitations. The Company may amend or change the Plan periodically. The Company is not pre-funding its retiree medical plan.

The net periodic postretirement cost was as follows (in thousands):

	2002	2001	2000

Service cost	$160	$208	$204
Interest cost	402	414	427
Amortization of transition obligation	117	124	124
Amortization of prior service cost	(19)	--	--
Loss	34	22	64

	$694	$768	$819

Funding information as of October 1 was as follows (in thousands):

	2002	2001

Accumulated postretirement benefit obligation:
Retirees	$2,937	$2,761
Fully eligible active participants	1,472	1,585
Other active participants	2,138	2,929

Unfunded accumulated postretirement benefit obligation	6,547	7,275
Unrecognized net loss	(1,830)	(2,481)
Unrecognized prior service cost	265	--
Unrecognized transition obligation	(1,167)	(1,365)
Contributions	(51)	--

Accrued postretirement cost	$3,764	$3,429

For measurement purposes, a 12.0 percent annual rate of increase in healthcare benefits was assumed for 2002; the rate was assumed to decrease gradually to 5 percent in 2009 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percent increase in the healthcare cost trend assumption would increase the service and interest cost $0.1 million or 19.5 percent and the net periodic postretirement cost $1.1 million or 17.0 percent. A one percent decrease would reduce the service and interest cost by $0.1 million or 16.0 percent and decrease the net periodic postretirement cost $0.9 million or 13.6 percent. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75 percent for 2002 and 7.5 percent for 2001.

Defined Contribution Plan

The Company also sponsors a 401(k) savings plan for eligible employees. Participants elect to invest up to 20 percent of their eligible compensation on a pre-tax basis. Effective January 1, 2000 (May 1, 2000 for employees covered by the collective bargaining agreement), the Company provides a matching contribution of 100 percent of the employee’s tax-deferred contribution up to a maximum 3 percent of the employee’s eligible compensation. Matching contributions vest at 20 percent per year and are fully vested when the participant has 5 years of service with the Company. The Company’s matching contributions totaled $0.4 million for 2002, $0.6 million for 2001 and $0.3 million for 2000.

(13)     OTHER COMPREHENSIVE LOSS

The following tables display the related tax effects allocated to each component of Other Comprehensive Loss for the years ended December 31, (in thousands):

	2002

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
Net change in fair value of derivatives designated as cash flow
hedges (net of minority interest share of $(164))	$(9,762)	$3,669	$(6,093)
Minimum pension liability adjustment	(11,443)	4,005	(7,438)

Other comprehensive loss	$(21,205)	$7,674	$(13,531)

	2001

	Pre-tax Amount	Tax Benefit	Net-of-tax Amount

Net change in fair value of derivatives designated as cash flow
hedges (net of minority interest share of $2,875)	$(7,540)	$3,016	$(4,524)

Items of other comprehensive income (loss) were not significant in 2000.

(14)     INCOME TAXES

Income tax expense (benefit) for the years ended December 31 was (in thousands):

	2002	2001	2000

Current	$(1,318)	$19,495	$21,290
Deferred	22,993	4,522	1,293

	$21,675	$24,017	$22,583

The temporary differences which gave rise to the net deferred tax liability were as follows (in thousands):

Years ended December 31,	2002	2001

Deferred tax assets, current:
Valuation reserve	$311	$2,789
Employee benefits	2,259	3,103
Items of other comprehensive income	7,203	--
Other	972	946

	10,745	6,838

Deferred tax liabilities, current:
Employee benefits	2,106	2,041
State income tax	5,609	--
Items of other comprehensive income	--	911
Other	321	31

	8,036	2,983

Net deferred tax asset, current	$2,709	$3,855

Deferred tax assets, non-current:
Accelerated depreciation and other plant related differences	6,760	--
Regulatory asset	1,294	1,451
ITC	571	717
Items of other comprehensive income	3,488	3,927
Net operating loss carryforward	1,490	2,198
Other	4,286	1,904

	17,889	10,197

Deferred tax liabilities, non-current:
Accelerated depreciation and other plant related differences	103,690	64,656
AFUDC	2,828	2,646
Regulatory liability	1,523	1,425
Other	10,894	6,564

	118,935	75,291

Net deferred tax liability, non-current	101,046	65,094

Net deferred tax liability	$98,337	$61,239

The following table reconciles the change in the net deferred income tax liability from December 31, 2001, to December 31, 2002, to deferred income tax expense:

2002
(in thousands)
Net change in deferred income tax liability from the preceding table	$37,098
Deferred taxes associated with 2001 Federal Income Tax Return True-up related to accelerated
depreciation and other plant-related differences	(21,542)
Deferred taxes associated with other comprehensive loss	7,675
Other	(238)

Deferred income tax expense for the period	$22,993

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
Amortization of excess deferred and investment tax credits	(1.0)	(1.0)	(1.0)
Research and development credit	(1.8)	--	--
Other	2.8	1.7	1.9

	35.0%	35.7%	35.9%

At December 31, 2002, the Company had net operating loss carryforwards of $2.8 million which expire in the year 2020 and $1.1 million which expire in the year 2022.

(15) BUSINESS SEGMENTS

The Company’s reportable segments are those that are based on the Company’s method of internal reporting, which generally segregates the strategic business groups due to differences in products, services and regulation. As of December 31, 2002, substantially all of the Company’s operations and assets are located within the United States. The Company’s operations are conducted through two business groups: Electric, which supplies electric utility service to western South Dakota, northeastern Wyoming and southeastern Montana; and Independent Power, which produces and sells power and capacity to wholesale customers.

December 31:	2002	2001
	(in thousands)
Total assets
Electric utility	$502,157	$432,966
Independent power	1,008,901	840,463

Total assets	$1,511,058	$1,273,429

Capital expenditures
Electric utility	$31,251	$41,313
Independent power	174,792	491,173

Total capital expenditures	$206,043	$532,486

	2002	2001	2000
	(in thousands)
Operating revenues
Electric utility	$162,186	$213,210	$173,308
Independent power	125,267	73,750	19,925

Total operating revenues	$287,453	$286,960	$193,233

Depreciation and amortization
Electric utility	$17,499	$15,773	$14,966
Independent power	26,434	15,930	3,646

Total depreciation and amortization	$43,933	$31,703	$18,612

Operating income
Electric utility	$58,160	$84,108	$68,208
Independent power	51,978	25,831	20,367

Total operating income	$110,138	$109,939	$88,575

Interest expense
Electric utility	$13,663	$15,780	$17,411
Independent power	34,202	28,804	7,918

Total interest expense	$47,865	$44,584	$25,329

Interest income
Electric utility	$734	$4,858	$5,658
Independent power	91	381	100

Total interest income	$825	$5,239	$5,758

Income taxes
Electric utility	$15,067	$24,255	$19,469
Independent power	6,608	(238)	3,114

Total income taxes	$21,675	$24,017	$22,583

Income (loss) from continuing operations
Electric utility	$30,217	$45,238	$37,105
Independent power	10,066	(1,964)	3,173

Total income from continuing operations	$40,283	$43,274	$40,278

(16)      ACQUISITIONS

On March 15, 2002, BHEC paid $25.7 million to acquire an additional 30 percent interest in the Harbor Cogeneration Facility (Harbor), a 98 megawatt gas-fired plant located in Wilmington, California. In addition, during the fourth quarter of 2002, the Company paid $13.8 million to acquire the remaining ownership interest in Harbor and the Pepperell Facility (Pepperell), a 40 megawatt gas-fired plant located in Pepperell, Massachusetts. These transactions give the Company a 100 percent ownership interest in Harbor and Pepperell and were funded by borrowings from affiliates.

The Company’s investment in the above entity prior to the above acquisition was accounted for under the equity method of accounting and was included in Investments on the accompanying Consolidated Balance Sheets. The above acquisition gave the Company majority ownership and voting control, therefore, after acquisition the Company has consolidated the entity in its consolidated financial statements.

The above acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. The estimated purchase price allocations are subject to adjustment, generally within one year of the date of acquisition. The purchase price and related acquisition cost exceeded the fair value assigned to net intangible assets by approximately $9.3 million, and was recorded as long-lived intangible assets.

The impact of these acquisitions was not material in relation to the Company’s results of operations. Consequently, pro forma information is not presented.

On August 31, 2001, BHEC purchased a 277 megawatt gas-fired co-generation power plant project located in North Las Vegas, Nevada from Enron North America, a wholly owned subsidiary of Enron Corporation. At acquisition, the facility had a 53 megawatt co-generation power plant in operation, of which the Company owns 50 percent. Most of the power from that facility is under a long-term contract expiring in 2024. Although the Company only owns 50 percent of this plant, under generally accepted accounting principles the Company is required to consolidate 100 percent of this plant. The project also has a 224 megawatt combined-cycle expansion under construction of which the Company owns 100 percent. The facility became fully operational in January 2003 and utilizes LM-6000 technology. The power to be generated by the expansion project is also under a long-term sales contract that expires in 2017. This contract for the expansion requires the purchaser to provide fuel to the power plant when it is dispatched. Total cost for the entire facility is expected to be approximately $325 million of which $314 million was expended as of December 31, 2002.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price of approximately $205 million has been allocated to the acquired assets and liabilities based on preliminary estimates of the fair values of the assets purchased and the liabilities assumed as of the date of acquisition. Fair values in the allocation include assets acquired of approximately $150 million (excluding goodwill and other intangibles) and liabilities assumed of approximately $2 million. The purchase price and related acquisition costs exceeded the fair values assigned to net tangible assets by approximately $42 million, which was recorded as long-lived intangible assets and goodwill.

On April 11, 2001, BHEC purchased the Fountain Valley facility, a 240 megawatt generation facility located near Colorado Springs, Colorado, featuring six LM-6000 simple-cycle, gas-fired turbines. The facility came on-line mid third quarter of 2001. The facility was purchased from Enron Corporation. Total cost of the project was approximately $183 million and has been financed primarily with non-recourse project debt. The Company has obtained an 11-year contract with Public Service Company of Colorado to utilize the facility for peaking purposes. The contract is a tolling arrangement in which the Company assumes no fuel price risk. The transaction has been accounted for as an asset purchase recorded at cost.

In addition, during 2001, BHEC acquired an additional 31 percent interest and a 13 percent interest in its consolidated majority-owned subsidiaries, Black Hills North American Power Fund, L.P. and Indeck North American Power Partners, L.P., respectively, from minority shareholders. Total consideration paid was $15.9 million.

Pro forma financial amounts reflecting the effects of the above acquisitions are not presented as such acquisitions were not significant to the Company’s results of operations.

(17)     QUARTERLY HISTORICAL DATA (Unaudited)

The Company operates on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter of 2002 and 2001.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2002:
Operating revenues	$66,671	$73,391	$77,682	$69,709
Operating income	28,926	27,794	27,797	25,621
Income from continuing operations	11,088	9,131	11,013	9,051
Net income	11,984	9,131	11,013	9,051

2001:
Operating revenues	$85,684	$78,516	$63,167	$59,593
Operating income	34,230	40,524	22,916	12,269
Income from continuing operations	16,249	19,971	8,258	(1,204)
Net income	21,081	19,971	8,258	(1,204)

(18)     SUBSEQUENT EVENT

On February 26, 2003, the Company’s parent filed an application with the Federal Energy Regulatory Commission (FERC) asking for authorization to implement a corporate restructuring. This application was approved by FERC. To effect this corporate restructuring, the Company declared a non-cash dividend, consisting of all the Company’s stock in its wholly-owned subsidiary, Black Hills Energy Capital. This dividend will be paid to the Parent on March 31, 2003. With the completion of this restructuring, the Company’s business will consist solely of the electric utility operations.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL
DISCLOSURE

In May 2002, Black Hills Power, Inc. announced that the Board of Directors, upon recommendation of its Audit Committee, ended the engagement of Arthur Andersen LLP as the Company’s independent public accountants and in June 2002 engaged Deloitte & Touche LLP to serve as the Company’s independent auditors for the fiscal year ended December 31, 2002.

For more information, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2002.

In November 2002, Deloitte & Touche LLP completed re-audits of the Company’s 2000 and 2001 consolidated financial statements, which were previously audited by Arthur Andersen LLP.

PART III

ITEM 14.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within 90 days prior to the filing date of the Form 10-K, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is included in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in internal controls

Our chief executive officer and chief financial officer have concluded that there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in our internal controls.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.           Consolidated Financial Statements

Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

          2.           Schedules

Schedule II – Consolidated Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in the Form 10-K.

BLACK HILLS POWER, INC.
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Additions

Description	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
	(In thousands)
Allowance for doubtful accounts:

2002	$2,677	$(731)	$(175)	$1,771
2001	542	2,611	(476)	2,677
2000	263	416	(137)	542

          3.           Exhibits

Exhibit Number	Description
2*	Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)).
3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).
3.2*	Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant's Form 10-K for 2000).
3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated July 13, 1999).

4.1*	Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as an exhibit to Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and JPMorgan Chase Bank, as Trustee (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2002).
10.1*	Agreement for Transmission Service and the Common Use of Transmission Systems dated January 1, 1986, among Black Hills Power, Inc., Basin Electric Power Cooperative, Rushmore Electric Power Cooperative, Inc., Tri-County Electric Association, Inc., Black Hills Electric Cooperative, Inc. and Butte Electric Cooperative, Inc. (filed as Exhibit 10(d) to the Registrant's Form 10-K for 1987).
10.2*	Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant's Form 10-K for 1992).
10.3*	Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant's Form 10-K for 1997).
10.4*	Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).
10.5*	Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).
10.6*	Purchase and Sale Agreement by and between TLS Investors, LLC and Black Hills Energy Capital, Inc. dated June 18, 2001 to purchase Southwest Power, LLC.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*	Previously filed as part of the filing indicated and incorporated by reference herein.
+	Indicates a board of director or management compensatory plan.
(b)	Reports on Form 8-K
The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this report.
(c)	See (a) 3. Exhibits above.
(d)	See (a) 2. Schedules above.

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

BLACK HILLS POWER, INC.

By: /S/ DANIEL P. LANDGUTH Daniel P. Landguth, Chairman and Chief Executive Officer

Dated: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ DANIEL P. LANDGUTH                                       Director and Principal                      March 31, 2003
Daniel P. Landguth, Chairman,                                   Executive Officer
 and Chief Executive Officer

  /s/ MARK T. THIES                                            Principal Financial Officer                 March 31, 2003
Mark T. Thies, Senior Vice President and
 Chief Financial Officer

  /s/ ROXANN R. BASHAM                                         Principal Accounting Officer                March 31, 2003
Roxann R. Basham, Vice President-Controller,
 and Assistant Secretary

  /s/ BRUCE B. BRUNDAGE                                        Director                                    March 31, 2003
Bruce B. Brundage

  /s/ DAVID C. EBERTZ                                          Director                                    March 31, 2003
David C. Ebertz

  /s/ JOHN R. HOWARD                                          Director                                    March 31, 2003
John R. Howard

  /s/ EVERETT E. HOYT                                         Director and Officer                        March 31, 2003
Everett E. Hoyt, President and Chief
Operating Officer

  /s/ KAY S. JORGENSEN                                        Director                                    March 31, 2003
Kay S. Jorgensen

  /s/ DAVID S. MANEY                                          Director                                    March 31, 2003
David S. Maney

  /s/ THOMAS J. ZELLER                                        Director                                    March 31, 2003
Thomas J. Zeller

CERTIFICATION

I, Daniel P. Landguth, certify that:

1.	I have reviewed this annual report on Form 10-K of Black Hills Power, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Daniel P. Landguth

Chairman and
Chief Executive Officer

CERTIFICATION

I, Mark T. Thies, certify that:

1.	I have reviewed this annual report on Form 10-K of Black Hills Power, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Mark T. Thies

Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2*	Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)).
3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).
3.2*	Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant's Form 10-K for 2000).
3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated July 13, 1999).
4.1*	Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as an exhibit to Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and JPMorgan Chase Bank, as Trustee (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2002).
10.1*	Agreement for Transmission Service and the Common Use of Transmission Systems dated January 1, 1986, among Black Hills Power, Inc., Basin Electric Power Cooperative, Rushmore Electric Power Cooperative, Inc., Tri-County Electric Association, Inc., Black Hills Electric Cooperative, Inc. and Butte Electric Cooperative, Inc. (filed as Exhibit 10(d) to the Registrant's Form 10-K for 1987).
10.2*	Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant's Form 10-K for 1992).
10.3*	Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant's Form 10-K for 1997).
10.4*	Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).
10.5*	Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).
10.6*	Purchase and Sale Agreement by and between TLS Investors, LLC and Black Hills Energy Capital, Inc. dated June 18, 2001 to purchase Southwest Power, LLC.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*	Previously filed as part of the filing indicated and incorporated by reference herein.
+	Indicates a board of director or management compensatory plan.