Form 10-Q
period 2003-03-31
BLACK HILLS POWER INC
filed 2003-05-15
CIK 12400

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003.

OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

         For the transition period from _______________ to _______________.

            Commission File Number 1-7978

Black Hills Power, Inc.
Incorporated in South Dakota       IRS Identification Number 46-0111677

625 Ninth Street
Rapid City, South Dakota 57701

Registrant’s telephone number (605) 721-1700

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

         Yes X                  No______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes______        No X

As of April 30, 2003 there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

                                                              Page
                                                              ----
PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Statements of Income -
              Three Months Ended March 31, 2003 and 2002        3

           Condensed Balance Sheets -
              March 31, 2003 and December 31, 2002              4

           Condensed Statements of Cash Flows -
              Three Months Ended March 31, 2003 and 2002        5

           Notes to Condensed Financial Statements            6-10

Item 2.    Results of Operations                              10-12

Item 4.    Controls and Procedures                            12-13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                   14

Item 6.    Exhibits and Reports on Form 8-K                    14

           Signatures                                          15

           Certifications                                     16-19

           Exhibit Index                                       20

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

                                                 Three Months Ended
                                                       March 31
                                                 2003          2002
                                                 ----          ----
                                                    (in thousands)

Operating revenue                               $43,762      $37,192
                                               --------      -------

Operating expenses:
   Fuel and purchased power                      14,436        9,088
   Operations and maintenance                     5,424        5,625
   Administrative and general                     3,437        1,830
   Depreciation and amortization                  4,729        4,247
   Taxes, other than income taxes                 2,084        2,075
                                               --------      -------
                                                 30,110       22,865
                                               --------      -------

Operating income                                 13,652       14,327
                                               --------      -------

Other income (expense):
   Interest expense                              (4,103)      (2,765)
   Other income                                     484          147
                                               --------      -------
                                                 (3,619)      (2,618)
                                               --------      -------

Income before income taxes and
  discontinued operations                        10,033       11,709
Income taxes                                     (3,334)      (3,886)
                                               --------      -------
   Income from continuing operations              6,699        7,823
Discontinued operation, net of income
  taxes (Note 2)                                  1,906        4,161
                                               --------      -------

   Net income                                  $  8,605      $11,984
                                               ========      =======

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

                                                March 31     December 31
                                                  2003           2002
                                                  ----           ----
                 ASSETS                              (in thousands)

Current assets:
   Cash and cash equivalents                    $    809    $      518
   Receivables (net of allowance for doubtful
     accounts of  $884 and $871, respectively)    16,632        16,391
   Receivables - related party                    55,950        54,253
   Materials, supplies and fuel                    9,333         9,743
   Deferred income taxes                           1,264         5,397
   Assets from discontinued operations                 -     1,008,901
                                                --------    ----------
                                                  83,988     1,095,203
                                                --------    ----------

Investments                                        2,821         2,681
                                                --------    ----------

Property and equipment                           619,664       613,926
   Less accumulated depreciation                (216,429)     (211,992)
                                                --------    ----------
                                                 403,235       401,934
                                                --------    ----------
Other assets:
   Regulatory asset                                4,350         4,350
   Other                                           6,249         7,159
                                                --------    ----------
                                                  10,599        11,509
                                                --------    ----------

     Total                                      $500,643    $1,511,327
                                                ========    ==========

     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current maturities of long-term debt         $  2,546    $    3,095
   Accounts payable                               17,094        14,653
   Accounts payable - related  party               1,417         2,585
   Accrued liabilities                            17,579        15,575
   Liabilities from discontinued operations            -       964,759
                                                --------    ----------
                                                  38,636     1,000,667
                                                --------    ----------

Long-term debt, net of current maturities        212,034       212,042
                                                --------    ----------

Deferred credits:
   Deferred income taxes                          54,767        58,539
   Regulatory liability                            5,216         5,395
   Other                                          17,289        16,456
                                                --------    ----------
                                                  77,272        80,390
                                                --------    ----------

Stockholder's equity:
   Common stock $1 par value; 50,000,000 shares
     authorized; 23,416,396 shares issued         23,416        23,416
   Additional paid-in capital                     39,549        80,961
   Retained earnings                             118,341       131,906
   Accumulated other comprehensive loss           (8,605)      (18,055)
                                                --------    ----------
                                                 172,701       218,228
                                                --------    ----------

     Total                                      $500,643    $1,511,327
                                                ========    ==========
The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                Three Months Ended
                                                     March 31
                                               2003           2002
                                               ----           ----
                                                  (in thousands)

Cash flows from operations                   $17,527       $ 5,972
                                             -------       -------

Investing activities:
   Property additions                         (6,018)       (8,845)
   Change in notes receivable from
     associated companies, net                (2,427)        9,817
   (Increase) decrease in investments           (140)        1,410
                                            --------       -------
                                              (8,585)        2,382
                                            --------       -------
Financing activities
   Dividends paid                             (8,094)       (7,749)
   Long-term debt - repayments                  (557)         (531)
                                            --------       -------
                                              (8,651)       (8,280)
                                            --------       -------

   Increase in cash and cash equivalents         291            74

Cash and cash equivalents:
   Beginning of period                           518         1,079
                                            --------       -------
   End of period                            $    809       $ 1,153
                                            ========       =======

Supplemental disclosure of cash flow
  information
   Cash paid during the period for:
      Interest (net of capitalized
        interest of $199 and $458,
        respectively)                       $  6,386       $ 4,180
      Income taxes                          $      -       $     -

Stock dividend distribution to Black
  Hills Corporation, the parent company of
  Black Hills Power, Inc. (Note 2)          $ 45,687       $     -

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in the Company’s Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The financial statements included herein have been prepared by Black Hills Power, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2003, December 31, 2002 and March 31, 2002, financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

(2)	NON-CASH DIVIDEND AND DISCONTINUED OPERATIONS

During the quarter ended March 31, 2003, the Company distributed a non-cash dividend to its parent company, Black Hills Corporation (Parent). The dividend consisted of 10,000 common shares of Black Hills Generation, Inc., formerly known as (f/k/a) Black Hills Energy Capital, Inc., (Generation), which represents 100 percent ownership of Generation. The Company therefore no longer operates in the independent power production business. As a result, the Company no longer has any subsidiaries and operates only in the electric utility business. The Company’s investment in Generation at the time of the distribution was $45.7 million.

The disposition was accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Accordingly, results of operations have been classified as “Discontinued operations, net of income taxes” in the accompanying Condensed Statements of Income, and prior periods have been restated. For business segment reporting purposes, Generation’s business results were previously included in the segment “Independent Power Production”. The assets and liabilities of Generation are shown in the accompanying Condensed Balance Sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.”

Revenues and net income from the discontinued operations are as follows:

                                        Three Months Ended   Three Months Ended
                                          March 31, 2003       March 31, 2002
                                          --------------       --------------
                                                     (in thousands)

        Revenue                              $ 41,485             $ 29,479
                                             ========             ========
        Income before income taxes and
          change in accounting principle     $  2,833             $  5,805
        Income taxes                             (927)              (2,540)
        Change in accounting principle,
          net of tax                                -                  896
                                             --------             --------
        Net income from discontinued
          operations                         $  1,906             $  4,161
                                             ========             ========
Assets and liabilities of discontinued operations included on the accompanying Condensed Balance Sheets are as follows:

                                       March 31        December 31
                                        2003              2002
                                        ----              ----
                                             (in thousands)

        Current assets                 $    -           $  77,213
        Non-current assets                  -             931,688
        Current liabilities                 -            (555,100)
        Non-current liabilities             -            (409,659)
                                       ------           ---------
        Net assets of discontinued
          operations (including
          accumulated other
          comprehensive loss of
          $9,440)                      $    -           $  44,142
                                       ======           =========
(3)	RECLASSIFICATIONS

Certain 2002 amounts in the financial statements have been reclassified to conform to the 2003 presentation. These reclassifications did not have an effect on the Company’s total stockholder’s equity or net income as previously reported.

(4)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with associated asset retirement costs being capitalized as part of the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Management adopted SFAS 143 effective January 1, 2003 and it had no impact on the Company’s financial statements.

(5)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income:

                                                   Three Months Ended
                                                        March 31
                                                   2003          2002
                                                   ----          ----
                                                     (in thousands)

        Net income                               $ 8,605       $11,984
        Other comprehensive income (loss):
          Fair value adjustment on derivatives
            designated as cash flow hedges,
            included in Discontinued operations     (351)        1,838
                                                 -------       -------

        Comprehensive income
                                                 $ 8,254       $13,822
                                                 =======       =======
(6)	RELATED-PARTY TRANSACTIONS

Receivables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.0 million and $1.7 million as of March 31, 2003 and December 31, 2002, respectively.

The Company also has extended a line of credit to its Parent, Black Hills Corporation (the Parent), which is due on demand. However, the Company has formally agreed that such amounts will not be demanded until January 1, 2004 or until such time that the Parent has amounts available to repay the obligation and continue its normal operations through January 1, 2004. Outstanding advances were $54.9 million at March 31, 2003 and $52.5 million at December 31, 2002. Interest income received on the note was $0.4 million and $0 for the three month periods ended March 31, 2003 and 2002. Advances under these notes bear interest at a variable rate that does not exceed prime (4.25 percent at March 31, 2003) and is receivable monthly.

Other Balances and Transactions

In addition to the above transactions, in order to fuel its combustion turbine, the Company purchased natural gas from Enserco Energy, an indirect subsidiary of the Parent. The amount purchased during the three month periods ended March 31, 2003 and 2002 was approximately $1.7 million and $1.2 million, respectively and is included in “Fuel and purchased power” on the Condensed Statements of Income. The Company also received revenues of approximately $1.6 million and $0.1 million for the three month periods, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

(7)	LEGAL PROCEEDINGS

Fires

In September 2001, a fire, which is known as the Hell Canyon fire, occurred in the southwestern portion of the Black Hills region of South Dakota. The State of South Dakota has alleged that the fire occurred when a high voltage electrical span maintained by the Company broke and electrical arcing from the severed line ignited dry grass. The fire burned approximately 10,000 acres of land owned by the Black Hills National Forest, the Oglala Sioux Tribe and other private landowners. The State of South Dakota initiated litigation against the Company in the Seventh Judicial Circuit Court, Fall River County, South Dakota, on January 31, 2003. The complaint seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. It is expected that the United States Forest Service will assert substantially similar claims against the Company. The Company’s investigation into the cause and origin of the fire is still pending. The total amount of damages claimed by the State of South Dakota is not specified in the complaint. The Company has denied all claims and will vigorously defend this matter, the timing or outcome of which is uncertain.

In June 2002, a forest fire, sometimes referred to as the Grizzly Gulch fire, damaged approximately 11,000 acres of private and governmental land located near Deadwood and Lead, South Dakota. The fire destroyed approximately 20 structures and caused the evacuation of the cities of Lead and Deadwood for approximately 48 hours.

The cause of the Grizzly Gulch fire was investigated by the State of South Dakota. Contact between power lines owned by the Company and undergrowth was alleged to be the cause. The Company has initiated its own investigation into the cause of the fire, including the hiring of expert fire investigators and that investigation is continuing.

The State of South Dakota initiated a civil action in the Seventh Judicial Circuit Court, Pennington County, South Dakota seeking recovery of damages for fire suppression, reclamation and remediation costs, and treble damages for injury to trees. The United States government initiated a civil action in U.S. District Court, District of South Dakota, asserting similar claims. Neither the State of South Dakota nor the United States specified the amount of their alleged damages. In addition, the Company has been notified of potential private civil claims for property damage and business loss. The Company has denied all claims and will vigorously defend this matter. The State of South Dakota has subsequently joined its claim in the federal action.

If it is determined that power line contact was the cause of either fire and that the Company was negligent in the maintenance of those power lines, the Company could be liable for some or all of the damages related to these claims. Although the Company cannot predict the outcome or the viability of potential claims with respect to either fire, based on information currently available, management believes that any such claims, if determined adversely to the Company, will not have a material adverse effect on the Company’s financial condition or results of operations.

Ongoing Proceedings

The Company is subject to various other legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial position or results of operations of the Company.

ITEM 2.      RESULTS OF OPERATIONS

                                             Three Months Ended
                                                  March 31
                                             2003          2002
                                             ----          ----
                                               (in thousands)

        Revenue                             $43,762      $37,192
        Operating expense                    30,110       22,865
                                            -------      -------
        Operating income                    $13,652      $14,327
                                            =======      =======
        Income from continuing operations   $ 6,699      $ 7,823
                                            =======      =======
The following table provides certain operating statistics:

                                    Three Months Ended
                                         March 31
                                   2003             2002
                                   ----             ----
                                        (in MWh's)

        Firm (system) sales       505,482          505,543
        Off-system sales          245,727          161,112
Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002. Revenues increased 18 percent for the three-month period ended March 31, 2003, compared to the same period in the prior year. The increase in revenue was primarily due to a 53 percent increase in off-system electric megawatt-hour sales, and a 43 percent increase in average prices received. Firm residential and commercial electricity revenues increased 2 percent and 4 percent, respectively, but were offset by a 9 percent decline in industrial revenues primarily due to the closing of Homestake Gold Mine and Federal Beef Processors.

Electric operating expenses increased 32 percent for the three month period ended March 31, 2003, compared to the same period in the prior year. The increase in operating expenses was primarily due to an increase in fuel and purchased power costs and an increase in administrative and general costs. Fuel and purchased power costs increased $5.3 million due to the increase in off-system electric sales. Administrative and general expenses increased primarily due to a $0.5 million increase in pension expense and a $0.7 million increase in salaries.

Interest expense increased $1.3 million for the three month period primarily due to interest associated with the $75 million first mortgage bonds issued in August 2002.

Income from continuing operations decreased $1.1 million primarily due to the increase in fuel cost and purchased power, interest expense, pension expense and administrative and general salaries offset by the increase in revenues.

Forward Looking Statements

Some of the statements in this Form 10-Q include “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions, which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including:

•	the effects on our business resulting from the financial difficulties of other energy companies, including the effects on liquidity in the energy marketing and power generation businesses and markets and perceptions of the energy and energy marketing business;

•	the effects on our business resulting from a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including demands for increased collateral by our current or new counterparties, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us;

•	capital market conditions;

•	unanticipated developments in the western power markets, including unanticipated governmental intervention, deterioration in the financial condition of counterparties, default on amounts due from counterparties, adverse changes in current or future litigation, market disruption and adverse changes in energy and commodity supply, volume and pricing and interest rates;

•	pricing and transportation of commodities;

•	population changes and demographic patterns;

•	prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power and other capital investments, and present or prospective wholesale and retail competition;

•	the continuing efforts by or on behalf of the State of California to restructure its long-term power purchase contracts and efforts by regulators and private parties in several western states to recover refunds for alleged price manipulation;

•	changes in and compliance with environmental and safety laws and policies;

•	weather conditions;

•	competition for retail and wholesale customers;

•	market demand, including structural market changes;

•	changes in tax rates or policies or in rates of inflation;

•	changes in project costs;

•	unanticipated changes in operating expenses or capital expenditures;

•	technological advances by competitors;

•	competition for new energy development opportunities;

•	the cost and other effects of legal and administrative proceedings that influence our business;

•	the effects on our business, including the availability of insurance, resulting from terrorist actions or responses to such actions; and

•	other factors discussed from time to time in our filings with the SEC.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing date of Form 10-Q, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (Exchange Act). Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is included in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

BLACK HILLS POWER, INC.

Part II — Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 to the Company’s 2002 Annual Report on Form 10-K and Note 7 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits—

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the three month period ended March 31, 2003.

BLACK HILLS POWER, INC.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BLACK HILLS POWER, INC.

                                              /s/  Daniel P. Landguth
                                              ----------------------------
                                              Chairman and
                                              Chief Executive Officer

                                              /s/  Mark T. Thies
                                              ----------------------------
                                              Executive Vice President and
                                              Chief Financial Officer

Dated: May 15, 2003

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 15, 2003

                                                     /s/  Daniel P. Landguth
                                                     ------------------------
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

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 15, 2003

                                                 /s/  Mark T. Thies
                                                 ----------------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer

EXHIBIT INDEX

Exhibit Number  Description
--------------  -----------

Exhibit 99.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.