Form 10-Q
period 2003-06-30
BLACK HILLS POWER INC
filed 2003-08-13
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________________ to __________________

        Commission File Number 1-7978

BLACK HILLS POWER, INC.

     Incorporated in South Dakota                                                                                                     IRS Identification Number 46-0111677

625 Ninth Street
Rapid City, South Dakota 57701

Registrant’s telephone number(605) 721-1700

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

YES ____  NO      X

As of July 31, 2003 there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page
PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Statements of Income -
	Three and six months ended
	June 30, 2003 and 2002	3
	Condensed Balance Sheets -
	June 30, 2003 and December 31, 2002	4
	Condensed Statements of Cash Flows -
	Six months ended June 30, 2003 and 2002	5
	Notes to Condensed Financial Statements	6-10
Item 2	Results of Operations	10-13
Item 4	Controls and Procedures	13
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	14
Item 6	Exhibits and Reports on Form 8-K	14
	Signatures	15
	Exhibit Index	16

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2003	2002	2003	2002
	(in thousands)
Operating revenue	$39,207	$38,303	$82,970	$75,494

Operating expenses:
Fuel and purchased power	11,445	9,354	25,881	18,442
Operations and maintenance	6,679	6,176	12,103	11,801
Administrative and general	3,665	3,050	7,103	4,879
Depreciation and amortization	4,809	4,431	9,537	8,678
Taxes, other than income taxes	2,012	1,939	4,097	4,014

	28,610	24,950	58,721	47,814

Operating income	10,597	13,353	24,249	27,680

Other income (expense):
Interest expense	(4,301)	(3,267)	(8,604)	(6,491)
Other income	741	146	1,424	752

	(3,560)	(3,121)	(7,180)	(5,739)

Income before income taxes and
discontinued operations	7,037	10,232	17,069	21,941
Income taxes	(2,315)	(3,440)	(5,648)	(7,327)

Income from continuing operations	4,722	6,792	11,421	14,614
Discontinued operations, net of
income taxes (Note 2)	--	2,339	1,906	6,501

Net income	$4,722	$9,131	$13,327	$21,115

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30 2003	December 31 2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,976	$518
Receivables (net of allowance for doubtful accounts of $889 and $871, respectively)	14,356	16,391
Receivables - related party	50,403	54,253
Materials, supplies and fuel	10,187	9,743
Deferred income taxes	1,540	5,397
Assets from discontinued operations	--	1,008,901

	78,462	1,095,203

Investments	2,860	2,681

Property and equipment	624,308	613,926
Less accumulated depreciation	(219,992)	(211,992)

	404,316	401,934

Other assets:
Regulatory asset	4,350	4,350
Other	6,591	7,159

	10,941	11,509

Total	$496,579	$1,511,327

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$2,547	$3,095
Accounts payable	19,413	14,653
Accounts payable - related party	563	2,585
Accrued liabilities	17,816	15,575
Liabilities from discontinued operations	--	964,759

	40,339	1,000,667

Long-term debt, net of current maturities	210,072	212,042

Deferred credits:
Deferred income taxes	55,257	58,539
Regulatory liability	3,564	5,395
Other	19,547	16,456

	78,368	80,390

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,549	80,961
Retained earnings	113,430	131,906
Accumulated other comprehensive loss	(8,595)	(18,055)

	167,800	218,228

Total	$496,579	$1,511,327

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30
	2003	2002
	(in thousands)
Cash flows from operations	$30,760	$21,606

Investing activities:
Property additions	(11,724)	(15,301)
Change in notes receivable from associated companies, net	2,846	9,817
(Increase) decrease in investments	(179)	1,317

	(9,057)	(4,167)

Financing activities
Dividends paid	(17,727)	(15,536)
Long-term debt - repayments	(2,518)	(2,492)

	(20,245)	(18,028)

Increase (decrease) in cash and cash equivalents	1,458	(589)
Cash and cash equivalents:
Beginning of period	518	1,079

End of period	$1,976	$490

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$8,529	$6,618
Income taxes paid (refunded), net	$(3,886)	$10,100
Stock dividend distribution to Black Hills Corporation, the
parent company of Black Hills Power, Inc. (Note 2)	$45,687	$--

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2003, December 31, 2002 and June 30, 2002, financial information and are of a normal recurring nature. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

(2)     NON-CASH DIVIDEND AND DISCONTINUED OPERATIONS

During the quarter ended March 31, 2003, the Company distributed a non-cash dividend to its parent company, Black Hills Corporation (Parent). The dividend consisted of 10,000 common shares of Black Hills Generation, Inc., formerly known as Black Hills Energy Capital, Inc., (Generation), which represents 100 percent ownership of Generation. The Company therefore no longer operates in the independent power production business. As a result, the Company no longer has any subsidiaries and operates only in the electric utility business. The Company’s investment in Generation at the time of the distribution was $45.7 million.

The disposition was accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Accordingly, results of operations have been classified as “Discontinued operations, net of income taxes” in the accompanying Condensed Statements of Income, and prior periods have been restated. For business segment reporting purposes, Generation’s business results were previously included in the segment “Independent Power Production”. The assets and liabilities of Generation are shown in the accompanying Condensed Balance Sheets under the captions “Assets from discontinued operations” and “Liabilities from discontinued operations.”

        Revenues and net income from the discontinued operations are as follows:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenue	$--	$37,206	$41,485	$67,600

Income before income taxes and
change in accounting principle	$--	$4,153	$2,833	$9,362
Income taxes	--	(1,814)	(927)	(3,757)
Change in accounting principle,
net of tax	--	--	--	896

Net income from discontinued
operations	$--	$2,339	$1,906	$6,501

	June 30 2003	December 31 2002
	(in thousands)

Current assets	$--	$77,213
Non-current assets	--	931,688
Current liabilities	--	(555,100)
Non-current liabilities	--	(409,659)

Net assets of discontinued
operations (including
accumulated other
comprehensive loss of
$0 and $9,440)	$--	$44,142

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

(5)     COMPREHENSIVE INCOME

        The following table presents the components of the Company’s comprehensive income:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
	(in thousands)
Net income	$4,722	$9,131	$13,327	$21,115
Other comprehensive income (loss):
Reclassification adjustment on
interest rate swap included in
net income	10	--	20	--
Fair value adjustment on
derivatives designated as cash
flow hedges, included in
discontinued operations	--	(3,080)	(360)	(1,242)

Comprehensive income	$4,732	$6,051	$12,987	$19,873

(6)     RELATED-PARTY TRANSACTIONS

         Receivables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $0.6 million and $1.7 million as of June 30, 2003 and December 31, 2002, respectively.

The Company also has extended a line of credit to its Parent, Black Hills Corporation (the Parent), which is due on demand. However, the Company has formally agreed that such amounts will not be demanded until January 1, 2004 or until such time that the Parent has amounts available to repay the obligation and continue its normal operations through January 1, 2004. Outstanding advances were $49.8 million at June 30, 2003 and $52.5 million at December 31, 2002. Interest income received on the note was $0.9 million and $0 for the six month periods ended June 30, 2003 and June 30, 2002, respectively. Advances under these notes bear interest at a variable rate that does not exceed prime (4.0 percent at June 30, 2003) and is receivable monthly.

         Other Balances and Transactions

In addition to the above transactions, in order to fuel its combustion turbine, the Company purchased natural gas from Enserco Energy, an indirect subsidiary of the Parent. The amount purchased during the three month periods ended June 30, 2003 and June 30, 2002 was approximately $1.0 million and $1.3 million, respectively. The amount purchased during the six month periods ended June 30, 2003 and June 30, 2002 was approximately $2.7 million and $2.5 million, respectively. These amounts are included in “Fuel and purchased power” on the Condensed Statements of Income.

The Company also received revenues of approximately $0.1 million for each of the three month periods ended June 30, 2003 and June 30, 2002, and $1.7 million and $0.1 million for the six month periods ended June 30, 2003 and June 30, 2002, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

(7)     LEGAL PROCEEDINGS

         Fires

In September 2001, a fire, which is known as the Hell Canyon Fire, occurred in the southwestern portion of the Black Hills region of South Dakota. The State of South Dakota has alleged that the fire occurred when a high voltage electrical span maintained by the Company broke and electrical arcing from the severed line ignited dry grass. The fire burned approximately 10,000 acres of land owned by the Black Hills National Forest, the Oglala Sioux Tribe and other private landowners. The State of South Dakota initiated litigation against the Company in the Seventh Judicial Circuit Court, Fall River County, South Dakota, on January 31, 2003. The complaint seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. The United States Forest Service has asserted substantially similar claims against the Company. The Company’s investigation into the cause and origin of the fire is still pending. The total amount of damages claimed by the State of South Dakota and the United States are not specified in their complaints. The Company has denied all claims and will vigorously defend this matter, the timing or outcome of which is uncertain.

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

ITEM 2.   RESULTS OF OPERATIONS

	Three Months ended June 30		Six months ended June 30
	2003	2002	2003	2002
	(in thousands)
Revenue	$39,207	$38,303	$82,970	$75,494
Operating expense	28,610	24,950	58,721	47,814

Operating income	$10,597	$13,353	$24,249	$27,680

Income from continuing operations	$4,722	$6,792	$11,421	$14,614

The following table provides certain operating statistics:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
	(in MWh's)
Firm (system) sales	447,400	462,000	952,900	968,000
Off-system sales	234,100	210,000	479,800	371,000

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002. Electric utility revenues increased 2 percent for the three-month period ended June 30, 2003, compared to the same period in the prior year. The increase in revenue was primarily due to an 11 percent increase in off-system electric megawatt-hour sales, at a 10 percent increase in average prices received. Firm residential, commercial, and industrial electricity revenues decreased 3 percent, 1 percent, and 7 percent, respectively. The decrease in industrial revenues was primarily due to the closing of Homestake Gold Mine and decreased electricity usage at the South Dakota Cement Plant.

Electric operating expenses increased 15 percent for the three month period ended June 30, 2003, compared to the same period in the prior year. The increase in operating expenses was primarily due to an increase in purchased power costs, additional costs incurred during a scheduled maintenance outage at our Osage plant, and an increase in depreciation, administrative and general costs. Purchased power and fuel costs increased $2.1 million due to the increase in electric sales and higher gas prices. Depreciation expense increased $0.4 million primarily due to the depreciation associated with the combustion turbines. Administrative and general expenses increased primarily due to a $0.5 million increase in pension expense.

Interest expense increased $1.0 million for the three month period, primarily due to interest associated with the $75 million first mortgage bonds issued in August 2002.

Net income decreased $2.1 million primarily due to the increase in purchased power expense, interest expense, depreciation expense and pension expense, partially offset by an increase in off-system electric sales and transmission revenues.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002. Electric utility revenues increased 10 percent for the six-month period ended June 30, 2003, compared to the same period in the prior year. The increase in revenue was primarily due to a 29 percent increase in off-system electric megawatt-hour sales at a 23 percent increase in average prices received. Industrial revenues decreased 8 percent, primarily due to the closing of Homestake Gold Mine and Federal Beef Processors and decreased electricity usage at the South Dakota Cement Plant.

Electric operating expenses increased 23 percent for the six-month period ended June 30, 2003 compared to the same period in the prior year. The increase in operating expense was primarily due to a $6.2 million increase in purchased power costs, a $1.3 million increase in fuel expense, and increased depreciation and general and administrative expenses. Purchased power and fuel costs increased due to the increase in electric sales and higher gas prices. The average cost of fuel and purchased power increased 17 percent in 2003 compared to the same period in 2002. Depreciation expense increased due to additional expense related to combustion turbines. A $1.0 million increase in pension expense contributed to the increase in general and administrative expense.

Interest expense increased $2.1 million for the six-month period, primarily due to interest associated with the $75 million first mortgage bonds issued in August 2002.

Net income decreased $3.2 million, primarily due to the increase in fuel and purchased power expense, depreciation expense and pension expense, partially offset by an increase in off-system electric and transmission revenues.

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

ITEM 4.   CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2003. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is included in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

         Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II — Other Information

Item 1.   Legal Proceedings

For information regarding legal proceedings, see Note 11 in Item 8 of the Company’s 2002 Annual Report on Form 10-K and Note 7 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 7 is incorporated by reference into this item.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We have filed the following Report on Form 8-K during the quarter ended June 30, 2003:

Form 8-K dated April 11, 2003.

Reported under Items 2 and 7, that the Company distributed a non-cash dividend to its parent company, Black Hills Corporation, relinquishing its ownership of Black Hills Generation, and provided certain unaudited pro forma combined condensed financial information giving effect to such dividend.

BLACK HILLS POWER, INC.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

/s/Daniel P. Landguth Daniel P. Landguth, Chairman and Chief Executive Officer

/s/Mark T. Thies Mark T. Thies, Executive Vice President and Chief Financial Officer

Dated: August 13, 2003

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as
adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as
adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.