Form 10-Q
period 2003-09-30
BLACK HILLS POWER INC
filed 2003-11-13
CIK 12400

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003.

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

Yes______        No X

As of October 31, 2003 there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page
PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Statements of Income -
	Three and nine months ended
	September 30, 2003 and 2002	3
	Condensed Balance Sheets -
	September 30, 2003 and December 31, 2002	4
	Condensed Statements of Cash Flows -
	Nine months ended September 30, 2003 and 2002	5
	Notes to Condensed Financial Statements	6-10
Item 2	Results of Operations	10-13
Item 4	Controls and Procedures	14
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	15
Item 6	Exhibits and Reports on Form 8-K	15
	Signatures	16
	Exhibit Index	17

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(in thousands)
Operating revenue	$46,268	$45,291	$129,238	$120,786

Operating expenses:
Fuel and purchased power	15,545	13,702	41,426	32,144
Operations and maintenance	6,564	6,585	18,667	18,385
Administrative and general	2,837	2,646	9,940	7,525
Depreciation and amortization	4,809	4,431	14,346	13,110
Taxes, other than income taxes	2,018	1,952	6,114	5,967

	31,773	29,316	90,493	77,131

Operating income	14,495	15,975	38,745	43,655

Other income (expense):
Interest expense	(4,499)	(3,620)	(12,704)	(9,577)
Other income	335	181	1,360	398

	(4,164)	(3,439)	(11,344)	(9,179)

Income before income taxes and
discontinued operations	10,331	12,536	27,401	34,476
Income taxes	(3,559)	(4,232)	(9,208)	(11,558)

Income from continuing operations	6,772	8,304	18,193	22,918
Discontinued operations, net of
income taxes (Note 2)	--	2,709	1,906	9,212

Net income	$6,772	$11,013	$20,099	$32,130

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	September 30	December 31
	2003	2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,081	$518
Receivables (net of allowance for doubtful accounts	15,242	16,391
of $895 and $871, respectively)
Receivables - related party	41,615	54,253
Materials, supplies and fuel	9,354	9,743
Deferred income taxes	--	5,397
Assets from discontinued operations	--	1,008,901

	67,292	1,095,203

Investments	2,880	2,681

Property and equipment	633,756	613,926
Less accumulated depreciation	(223,913)	(211,992)

	409,843	401,934

Other assets:
Regulatory asset	4,320	4,350
Other	7,053	7,159

	11,373	11,509

Total	$491,388	$1,511,327

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,985	$3,095
Accounts payable	23,798	14,653
Accounts payable - related party	646	2,585
Accrued liabilities	12,895	15,575
Deferred income taxes	966	--
Liabilities from discontinued operations	--	964,759

	40,290	1,000,667

Long-term debt, net of current maturities	210,064	212,042

Deferred credits:
Deferred income taxes	56,488	58,539
Regulatory liability	3,478	5,395
Other	12,485	16,456

	72,451	80,390

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares	23,416	23,416
authorized; 23,416,396 shares issued
Additional paid-in capital	39,549	80,961
Retained earnings	114,202	131,906
Accumulated other comprehensive loss	(8,584)	(18,055)

	168,583	218,228

Total	$491,388	$1,511,327

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30
	2003	2002
	(in thousands)
Cash flows from operations	$38,321	$29,349

Investing activities:
Property additions	(21,992)	(21,029)
Notes receivable from associated companies - issuance	--	(53,774)
Notes receivable from associated companies - repayments	11,249	9,817
(Increase) decrease in investments	(199)	1,277

	(10,942)	(63,709)

Financing activities
Dividends paid	(23,728)	(23,334)
Long-term debt - issuance	--	75,000
Long-term debt - repayments	(3,088)	(18,036)

	(26,816)	33,630

Increase (decrease) in cash and cash equivalents	563	(730)
Cash and cash equivalents:
Beginning of period	518	1,079

End of period	$1,081	$349

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$14,996	$10,722
Income taxes paid (refunded), net	$(4)	$11
Stock dividend distribution to Black Hills Corporation, the
parent company of Black Hills Power, Inc. (Note 2)	$45,687	$--

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2003, December 31, 2002 and September 30, 2002, financial information and are of a normal recurring nature. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

Revenues and net income from the discontinued operations are as follows:

	Three months ended September 30	Nine months ended September 30
	2002	2003	2002
	(in thousands)
Revenue	$32,391	$41,485	$96,958

Income before income taxes and change
in accounting principle	$4,479	$2,833	$13,844
Income taxes	(1,770)	(927)	(5,528)
Change in accounting principle, net of tax	--	--	896

Net income from discontinued operations	$2,709	$1,906	$9,212

Assets and liabilities of discontinued operations included on the accompanying Condensed Balance Sheets are as follows:

December 31 2002 (in thousands)
Current assets	$77,213
Non-current assets	931,688
Current liabilities	(555,100)
Non-current liabilities	(409,659)

Net assets of discontinued operations (including
accumulated other comprehensive loss of $9,440)	$44,142

(3)	RECLASSIFICATIONS

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

(5)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
	(in thousands)
Net income	$6,772	$11,013	$20,099	$32,130
Other comprehensive income (loss):
Fair value adjustment on
derivatives designated as cash
flow hedges	--	(1,192)	--	(1,192)
Reclassification adjustment on
interest rate swap included in
net income	10	--	31	--
Fair value adjustment on
derivatives designated as cash
flow hedges, included in
discontinued operations	--	(3,412)	(360)	(4,654)

Comprehensive income	$6,782	$6,409	$19,770	$26,284

(6)	RELATED-PARTY TRANSACTIONS

Receivables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $0.3 million and $1.7 million as of September 30, 2003 and December 31, 2002, respectively.

The Company also has extended a line of credit to its Parent, Black Hills Corporation (the Parent), which is due on demand. However, the Company has formally agreed that such amounts will not be demanded until January 1, 2004 or until such time that the Parent has amounts available to repay the obligation and continue its normal operations through January 1, 2004. Outstanding advances were $41.3 million at September 30, 2003 and $52.5 million at December 31, 2002. Interest income received on the note was $1.2 million and $0.3 million for the nine month periods ended September 30, 2003 and September 30, 2002, respectively. Advances under these notes bear interest at a variable rate that does not exceed prime (4.0 percent at September 30, 2003) and is receivable monthly.

Other Balances and Transactions

In addition to the above transactions, in order to fuel its combustion turbine, the Company purchased natural gas from Enserco Energy, an indirect subsidiary of the Parent. The amount purchased during the three month periods ended September 30, 2003 and September 30, 2002 was approximately $2.7 million and $2.5 million, respectively. The amount purchased during the nine month periods ended September 30, 2003 and September 30, 2002 was approximately $5.4 million and $4.9 million, respectively. These amounts are included in “Fuel and purchased power” on the Condensed Statements of Income.

The Company also received revenues of approximately $0.6 million and $0.1 million for each of the three month periods ended September 30, 2003 and September 30, 2002, and $0.8 million and $0.2 million for the nine month periods ended September 30, 2003 and September 30, 2002, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

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

The State of South Dakota initiated a civil action in the Seventh Judicial Circuit Court, Pennington County, South Dakota seeking recovery of damages for fire suppression, reclamation and remediation costs, and treble damages for injury to trees. The United States government initiated a civil action in U.S. District Court, District of South Dakota, asserting similar claims. Neither the State of South Dakota nor the United States specified the amount of their alleged damages. In addition, the Company has been notified of potential private civil claims for property damage and business loss. The Company has denied all claims and will vigorously defend this matter. The State of South Dakota has joined its claim in the federal action.

If it is determined that power line contact was the cause of either fire and that the Company was negligent in the maintenance or operation of those power lines, the Company could be liable for some or all of the damages related to these claims.

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

ITEM 2.            RESULTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(in thousands)
Revenue	$46,268	$45,291	$129,238	$120,786
Operating expenses	31,773	29,316	90,493	77,131

Operating income	$14,495	$15,975	$38,745	$43,655

Income from
continuing
operations	$6,772	$8,304	$18,193	$22,918

The following table provides certain operating statistics:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Firm (system) sales - MWh	545,300	510,500	1,498,100	1,466,000
Off-system sales - MWh	204,700	317,600	684,500	688,700

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. Electric utility revenues increased 2 percent for the three-month period ended September 30, 2003, compared to the same period in the prior year. The increase in revenue was primarily due to a 5 percent increase in firm system electric sales, partially offset by an 8 percent decrease in off-system electric sales. Firm residential, commercial, industrial and wholesale electricity revenues increased 6 percent, 3 percent, 1 percent and 6 percent, respectively. Degree days, which is a measure of weather trends, were 12 percent above last year and 45 percent above normal. Off-system electric revenue decreased 8 percent due to a 36 percent decrease in off-system megawatt-hour sales, partially offset by a 43 percent increase in average prices received.

Electric operating expenses increased 8 percent for the three month period ended September 30, 2003, compared to the same period in the prior year. The increase in operating expenses was primarily due to an increase in fuel and purchased power costs and an increase in depreciation expense. Purchased power and fuel costs increased $1.8 million due to higher purchased power costs and gas prices, partially offset by an 87,050 megawatt-hour decrease in gas generation and megawatt-hours purchased. The CIG average price was $4.29/mmBtu for the three months ended September 30, 2003, compared to $1.29/mmBtu for the same period in 2002. The price per megawatt-hour from our gas generation averaged $53.79 for the three months ended September 30, 2003, compared to $37.20 per megawatt-hour for purchased power, thereby making it more economical for us to purchase power for our peaking needs when it was available rather than generate energy from our gas turbines. The average price per megawatt-hour from our gas generation was $23.33 for the three months ended September 30, 2002 compared to $26.54 per megawatt-hour for purchased power for the same time period. Depreciation expense increased $0.4 million primarily due to the depreciation associated with the combustion turbines.

Interest expense increased $0.5 million for the three month period, primarily due to interest associated with the $75 million first mortgage bonds issued in August 2002.

Net income decreased $1.5 million primarily due to the decrease in off-system electric revenue and increases in fuel and purchased power expense, interest expense and depreciation expense, partially offset by an increase in firm system electric sales.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002. Electric utility revenues increased 7 percent for the nine-month period ended September 30, 2003, compared to the same period in the prior year. The increase in revenue was primarily due to a 2 percent increase in firm system electric megawatt-hour sales; a 28 percent increase in average prices received for off-system sales offset by a 1 percent decrease in off-system megawatt-hour sales; and increased transmission revenues. Residential and commercial revenues increased 2 percent. Industrial revenues decreased 5 percent, primarily due to the closing of Homestake Gold Mine and Federal Beef Processors.

Electric operating expenses increased 17 percent for the nine-month period ended September 30, 2003 compared to the same period in the prior year. The increase in operating expense was primarily due to a $7.4 million increase in purchased power costs, a $1.8 million increase in fuel expense, and increased depreciation and general and administrative expenses. Purchased power and fuel costs increased primarily due to higher gas prices. The CIG average price was $4.02/mmBtu for the first nine months of 2003, compared to $1.79/mmBtu for the same period in 2002. The price per megawatt-hour from our gas generation averaged $44.92 for the nine months ended September 30, 2003, compared to $33.86 per megawatt-hour for purchased power, thereby making it more economical for us to purchase power for our peaking needs when it was available rather than generate energy from our gas turbines. The average price per megawatt-hour from our gas generation was $24.41 for the nine months ended September 30, 2002 compared to $26.92 per megawatt-hour for purchased power for the same time period. Depreciation expense increased due to additional expense related to combustion turbines. The Lange combustion turbine was placed in service in March 2002. A $1.6 million increase in pension expense contributed to the increase in general and administrative expense.

Interest expense increased $2.6 million for the nine-month period, primarily due to interest associated with the $75 million first mortgage bonds issued in August 2002.

Net income decreased $4.7 million, primarily due to the increase in fuel and purchased power expense, depreciation expense and pension expense, partially offset by an increase in off-system electric and transmission revenues.

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

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2003. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

(a) Exhibits—

Exhibit 31.1 Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended September 30, 2003.

BLACK HILLS POWER, INC.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

/s/ Daniel P. Landguth Daniel P. Landguth, Chairman and Chief Executive Officer

/s/ Mark T. Thies Mark T. Thies, Executive Vice President and Chief Financial Officer

Dated: November 13, 2003

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