Form 10-K
period 2003-12-31
BLACK HILLS POWER INC
filed 2004-03-25
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

          For the fiscal year ended December 31, 2003

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

YES      X                 NO ______

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

YES                        NO      X

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

Class Outstanding at February 29, 2004

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

Distribution and Transmission

Our distribution and transmission businesses serve approximately 61,000 electric customers, with an electric transmission system of 447 miles of high voltage lines and 513 miles of lower voltage lines. In addition, we jointly own 43 miles of high voltage lines with Basin Electric Cooperative. Our service territory covers a 9,300 square mile area of western South Dakota, eastern Wyoming and southeastern Montana with a strong and stable economic base. Over 90 percent of our retail electric revenues are generated in South Dakota.

The following are characteristics of our distribution and transmission businesses:

•	We have a diverse customer and revenue base. Our revenue mix for the year ended December 31, 2003 was comprised of 30 percent commercial, 23 percent residential, 16 percent contract wholesale, 18 percent wholesale off-system, 12 percent industrial and 1 percent municipal sales and other revenue. Approximately 74 percent of our large commercial and industrial customers are provided service under long-term contracts. We have historically optimized the utilization of our power supply resources by selling wholesale power to other utilities and to power marketers in the spot market and through short-term sales contracts.

•	In 1999, the South Dakota Public Utilities Commission extended our previous retail rate freeze until January 1, 2005. The rate freeze preserves our low-cost rate structure for our retail customers at levels below the national average while allowing us to retain the benefits from cost savings and from wholesale “off-system” sales, which are not covered by the rate freeze. This provides us with flexibility in allocating our generating capacity to maximize returns in changing market environments.

•	18 percent of our electric revenues for the year ended December 31, 2003 consisted of off-system and short-term contract wholesale sales.

•	Black Hills Power and Basin Electric Power Cooperative completed the construction of a jointly owned AC-DC-AC transmission tie (the transmission tie) in the fourth quarter of 2003. The transmission tie provides an interconnection between the Western and Eastern transmission grids, which provides us with access to both the Western Electricity Coordinating Council (WECC) region and the Mid-Continent Area Power Pool, or “MAPP” region. The total transfer capacity of the tie is 400 megawatts – 200 megawatts West to East and 200 megawatts from East to West, of which we own 35 percent. This interconnection allows us to buy and sell energy in both markets without having to isolate and physically reconnect load or generation between the two electrical transmission grids. The transmission tie is bidirectional and thus accommodates scheduling transactions in both directions simultaneously. This transfer capability provides additional opportunity to sell our excess generation or to make economic purchases to serve our native load, contract obligations, and to take advantage of the power price differentials between the two electric grids. Additionally, our system is capable of directly interconnecting up to 80 megawatts of generation or load to either the Eastern or Western transmission grids. The available transmission capacity of the MAPP transmission system determines how much capacity may be directly interconnected to the Eastern system.

•	We have firm point-to-point transmission access to deliver up to 17 megawatts of power on PacifiCorp’s system to wholesale customers in the Western region during 2004 through 2006 and 50 megawatts during 2007 through 2023.

•	We have firm network transmission access to deliver 36 megawatts of power on PacifiCorp’s system to Sheridan, Wyoming to serve our contract with Montana-Dakota Utilities Company through 2006.

Power Sales Agreements

We sell approximately 47 percent of our utility’s current load under long-term contracts. Our key contracts include a contract with Montana-Dakota Utilities Company, expiring in 2007, for the sale of up to 55 megawatts of energy and capacity to service the Sheridan, Wyoming electric service territory, and a contract with the City of Gillette, Wyoming, expiring in 2012, to provide the city’s first 23 megawatts of capacity and energy. Both contracts are integrated into our control area and are treated as firm native load. In May 2001, we began selling 30 megawatts of firm capacity and energy to Public Service Company of Colorado (PSCO) for a period through 2004. For the 10-year period beginning in 2003, our utility and our power generation segment each provide 20 megawatts of unit contingent energy and capacity to the Municipal Energy Agency of Nebraska.

Regulated Power Plants and Purchased Power

Our utility electric load is served by coal-, oil- and natural gas-fired generating units providing 435 megawatts of generating capacity all of which is located in South Dakota and Wyoming, and from the following purchased power and capacity contracts with PacifiCorp:

•	a power sales agreement expiring in 2023, involving the purchase by us of 50 megawatts of baseload power; and

•	a reserve capacity integration agreement expiring in 2012, which makes available to us 100 megawatts of reserve capacity in connection with the utilization of the Ben French CT units.

Since 1995, we have been a net producer of energy. We reached our peak system load of 392 megawatts in August 2001. None of our generation is restricted by hours of operation, thereby providing us with the ability to generate power to meet demand whenever necessary and feasible.

Rate Regulation

Existing Rate Regulation

In June 1999, the South Dakota Public Utilities Commission approved a settlement, which extended a rate freeze in effect since 1995 until January 1, 2005.

The South Dakota settlement provides that, absent an extraordinary event, we may not file for any increase in our rates or invoke any fuel and purchased power adjustment tariff which would take effect during the freeze period. The specified extraordinary events are:

•	new governmental impositions increasing annual costs for South Dakota customers by more than $2.0 million;
•	simultaneous forced outages of both our Wyodak plant and Neil Simpson II plant projected to continue at least 60 days;
•	forced outages occurring to either plant which continue for a period of three months and are projected to last at least nine months;
•	an increase in the Consumer Price Index at a monthly rate for six months which would result in a 10 percent or higher annual inflation rate;
•	the loss of a South Dakota customer or revenue from an existing South Dakota customer that would result in a loss of revenue of $2.0 million or more during any 12-month period;
•	the cost of coal to our South Dakota customers increases and is projected to increase by more than $2.0 million over the cost for the most recent calendar year; and
•	electric deregulation occurs as a result of either federal or state mandate, which allows any of our customers to choose its provider of electricity at any time during the freeze period.

During the freeze period, except as identified above, we are undertaking the risks of:

•	machinery failure;
•	load loss caused by either an economic downturn or changes in regulation;
•	increased costs under power purchase contracts over which we have no control;
•	government interferences; and
•	acts of nature and other unexpected events that could cause material losses of income or increases in costs of doing business.

However, the settlement anticipates that we will retain, during that period of time, earnings realized from more efficient operations, sales from load growth, and off-system sales of power and energy.

Over the last several years, we have initiated an effort to enter into new contracts with our largest industrial customers. The new contracts contain “meet or release” provisions that grant us a five-year right to continue to serve a customer at market rates in the event of deregulation. Additionally, through our General Service Large Optional Combined Account Billing Tariff, we have allowed general service customers to aggregate their loads. This tariff also provides us with a five-year right to continue to serve those customers in the event of deregulation. Our “meet or release” contracts currently total more than 108 megawatts of large commercial and industrial load. These contracts provide us the assurance of a firm local market for our power resources, in the event deregulation occurs. These industrial and large commercial customers, together with our wholesale power sale agreements with the City of Gillette, Wyoming and Montana-Dakota Utilities Company, equal approximately 47 percent of our utility’s firm load.

Regulatory Accounting

As it pertains to the accounting for our utility operations, we follow SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions in which we operate. As a result of our regulatory activity, a 50-year depreciable life for the Neil Simpson II plant is used for financial reporting purposes. If we were not following SFAS 71, a 35- to 40-year life would probably be more appropriate, which would increase depreciation expense by approximately $0.6 — $1.1 million per year. If rate recovery of generation-related costs becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to our generation operations. In the event we determine that we no longer meet the criteria for following SFAS 71, the accounting impact to us could be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that may give rise to the discontinuance of SFAS 71 include increasing competition that could restrict our ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. We periodically review these criteria to ensure that the continuing application of SFAS 71 is appropriate.

New Accounting Pronouncements

See Note 1 of our Notes to Consolidated Financial Statements for information on new accounting standards adopted in 2003 or pending adoption.

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

Our issuer credit rating was recently downgraded to “Baa2” by Moody’s Investor Services, Inc., or Moody’s and “BB+” by Standard & Poors. Our credit rating on our First Mortgage Bonds is “Baa1” by Moody’s and “BBB” by Standard & Poor’s. Any further reduction in our ratings by Moody’s or Standard & Poor’s Rating Service could adversely affect our ability to refinance or repay our existing debt and to complete new financings.

In addition, a further downgrade in our credit rating would increase our costs of borrowing under some of our existing debt obligations.

A downgrade could also result in our business counterparties requiring us to provide additional amounts of collateral under new transactions.

Geopolitical tensions may impair our ability to raise capital and limit our growth.

Continuing conflict in the Middle East or further tensions with the government of North Korea could disrupt capital markets and make it more costly or temporarily impossible for us to raise capital, thus hampering the implementation of our growth strategy. In the past, geopolitical events, including the uncertainty associated with the Gulf War in 1991 and the terrorist attacks of September 11, 2001, have been associated with general economic slowdowns. A prolonged conflict or stalemate arising from current geopolitical tensions or other factors could retard economic growth and reduce demand for the power and fuel products that we produce or market, which could adversely affect our earnings.

Our rate freeze agreement with the South Dakota Public Utilities Commission, which prevents us, absent extraordinary circumstances, from passing on to our South Dakota retail customers cost increases we may incur during the rate freeze period, could decrease our operating margins.

Our rate freeze agreement with the South Dakota Public Utilities Commission is effective until January 1, 2005. We may not file for any increase in our rates or invoke any fuel and purchased power adjustment tariff which would take effect during the freeze period, except in extraordinary circumstances. Because we are generally unable to increase our rates, our historically stable returns could be threatened by plant outages, machinery failure, increases in purchased power costs over which we have no control, acts of nature, acts of terrorism or other unexpected events that could cause our operating costs to increase and our operating margins to decline. Moreover, in the event of unexpected plant outages or machinery failures, we may be required to purchase replacement power in wholesale power markets at prices which exceed the rates we are permitted to charge our retail customers. After the rate freeze agreement expires, current rates will remain in effect until a point when the SDPUC would decide new rates are appropriate.

Because prices for our products and services and other operating costs for our business are volatile, our revenues and expenses may fluctuate.

The prices of energy products in the wholesale power markets have declined significantly since the first half of 2001. Power prices are influenced by many factors outside our control, including:

•	fuel prices;

•	transmission constraints;

•	supply and demand;

•	weather;

•	economic conditions; and

•	the rules, regulations and actions of the system operators in those markets.

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

The construction, expansion, refurbishment and operation of power generating and transmission and resource recovery facilities involve many risks, including:

•	the inability to obtain required governmental permits and approvals;

•	the unavailability of equipment;

•	supply interruptions;

•	work stoppages;

•	labor disputes;

•	social unrest;

•	weather interferences;

•	unforeseen engineering, environmental and geological problems; and

•	unanticipated cost overruns.

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

Our business is subject to substantial governmental regulation and permitting requirements as well as on-site environmental liabilities. We may be adversely affected by any future inability to comply with existing or future regulations or requirements or the potentially high cost of complying with such requirements.

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

The United States electric utility industry is currently experiencing increasing competitive pressures as a result of:

•	consumer demands;

•	technological advances;

•	deregulation;

•	greater availability of natural gas-fired power generation; and

•	other factors.

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

In addition, the independent system operators who oversee most of the wholesale power markets have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address some of the volatility in these markets. These types of price limitations and other mechanisms may adversely affect the profitability of selling energy into the wholesale power markets. Given the extreme volatility and lack of meaningful long-term price history in some of these markets and the imposition of price limitations by independent system operators, we may not be able to operate profitably in all wholesale power markets.

ITEM 3.           LEGAL PROCEEDINGS

Information regarding our legal proceedings is incorporated herein by reference to the “Legal Proceedings” subcaption within Item 8, Note 6, “Commitments and Contingencies”, of our Notes to Financial Statements in this Annual report on Form 10-K.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our common stock is held by our parent company, Black Hills Corporation. Accordingly, there is no established trading market for our common stock.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

In 2003, we made a non-cash dividend to our parent company, Black Hills Corporation, consisting of our 100 percent ownership in Black Hills Generation, Inc., formerly known as Black Hills Energy Capital, Inc. As a result, we no longer have any subsidiaries and operate only in the electric utility business.

Results of Operations

	2003	2002	2001
	(in thousands)
Revenue	$171,019	$162,186	$213,210
Operating expenses	119,920	104,026	129,102

Operating income	$51,099	$58,160	$84,108

Income from continuing operations	$24,089	$30,217	$45,238

The following table provides certain electric utility operating statistics:

	2003	2002	2001
Firm electric sales - MWh	1,994,819	1,966,060	2,012,354
Wholesale off-system - MWh	930,706	979,677	965,030

We currently have a winter peak load of 344 megawatts established in December 1998 and a summer peak load of 392 megawatts established in August 2001. We own 435 megawatts of electric utility generating capacity and purchase an additional 50 megawatts under a long-term agreement.

2003 Compared to 2002

Electric revenue increased 5 percent in 2003, compared to 2002, primarily due to an 18 percent increase in wholesale off-system sales at an average price that was 24 percent higher than the average price in 2002.

Firm kilowatt-hour sales increased 1 percent. Residential and commercial sales increases of 2 percent and 3 percent, respectively, in 2003 accounted for a $2.1 million increase in revenue. The 18 percent increase in wholesale off-system sales accounted for a $5.8 million increase in revenues. These increases were off-set by a 4 percent decrease in industrial sales, primarily due to the closing of Homestake Mine, which had been one of our largest customers.

Revenue per kilowatt-hour sold was 5.6 cents in 2003 compared to 5.3 cents in 2002. The number of customers in the service area increased to 61,148 in 2003 from 59,948 in 2002.

Electric utility operating expenses increased $15.9 million due to a $10.1 million increase in fuel and purchase power cost, a $3.7 million increase in certain operations and maintenance costs, including pension expense, a $1.5 million increase in depreciation expense and a $2.5 million increase in interest expense due to the full year impact of $75 million of first mortgage bonds issued in August 2002.

The increase in fuel cost is due to a 77 percent increase in average gas prices for combustion turbine generation facilities and a 19 percent increase in average megawatt-hour purchased power costs.

2002 Compared to 2001

Electric revenue decreased 24 percent in 2002 compared to 2001. The decrease in electric revenue in 2002 was due to a $52.9 million decrease in wholesale off-system sales at an average price that was 63 percent lower than the average price in 2001.

Firm kilowatt-hour sales decreased 2 percent in 2002. Residential and commercial sales increases of 5 percent and 3 percent, respectively, in 2002 accounted for a $2.9 million increase in revenue, which was offset by a $3.6 million decrease in industrial sales, primarily due to discontinued operations at two of our largest and oldest customers, Homestake Gold Mine and Federal Beef Processors. Degree days, a measure of weather trends, were 1 percent above normal in 2002 and 4 percent above 2001.

Revenue per kilowatt-hour sold was 5.3 cents in 2002 compared to 7.0 cents in 2001. The number of customers in the service area at December 31, 2002 increased to 59,948 from 59,237 in 2001. The decrease in the revenue per kilowatt-hour sold in 2002 is due to a 63 percent decrease in average wholesale off-system prices.

Electric utility operating expenses decreased $25.1 million or 19 percent in 2002. The decrease was primarily due to a $22.0 million decrease in fuel and purchased power costs and a $5.0 million decrease in operations and maintenance expenses, offset by higher depreciation expense related to the addition of the Lange combustion turbine in early 2002.

The decrease in fuel and purchased power costs was primarily due to the high spot market price for gas and electricity in the first half of 2001. The decrease in operations expense was primarily due to a $3.2 million expense of a temporary generator lease in 2001 and a $3.1 million decrease in incentive compensation in 2002 offset by a $1.8 million increase in pension expense in 2002.

Net interest expense increased $2.3 million due to the issuance of $75 million of first mortgage bonds in August 2002.

In addition, 2001 earnings included a $2.0 million after-tax charge related to the formation of the Black Hills Corporation Foundation.

Safe Harbor for Forward Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Item 1 of this Form 10-K and the following:

•	Our ability to access the debt and equity markets, which will depend on general market conditions and the credit ratings for our debt obligations;
•	General economic and political conditions, including tax rates or policies and inflation rates;
•	The creditworthiness of counterparties to trading and other transactions, and defaults on amounts due from counterparties;
•	The amount of collateral required to be posted from time to time in our transactions;
•	Changes in or compliance with laws and regulations, particularly those relating to taxation, safety and protection of the environment;
•	The timing and extent of changes in energy-related and commodity prices, interest rates, energy and commodity supply or volume, the cost of transportation of commodities, and demand for our services, all of which can affect our earnings, liquidity position and the underlying value of our assets;
•	Weather and other natural phenomena;
•	Industry and market changes, including the impact of consolidations and changes in competition;
•	The effect of accounting policies issued periodically by accounting standard-setting bodies;
•	The cost and effects on our business, including insurance, resulting from terrorist actions or responses to such actions;
•	Capital market conditions, including price risk due to marketable securities held as investments in benefit plans; and
•	Other factors discussed from time to time in our filings with the SEC

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

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report	12
Consolidated Statements of Income
for the three years ended December 31, 2003	13
Consolidated Balance Sheets as of December 31, 2003 and 2002	14
Consolidated Statements of Cash Flows
for the three years ended December 31, 2003	15
Consolidated Statements of Common Stockholder's Equity and Comprehensive Income
for the three years ended December 31, 2003	16
Notes to Consolidated Financial Statements	17-	36

INDEPENDENT AUDITORS' REPORT

To the Shareholder of Black Hills Power, Inc.
Rapid City, South Dakota:

We have audited the accompanying consolidated balance sheets of Black Hills Power, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, common stockholder's equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Black Hills Power, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota,
March 10, 2004

BLACK HILLS POWER, INC.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,	2003	2002	2001
	(in thousands)
Operating revenues	$171,019	$162,186	$213,210

Operating expenses:
Fuel and purchased power	54,815	44,742	66,749
Operations and maintenance	25,207	24,335	28,216
Administrative and general	12,965	10,041	11,173
Depreciation and amortization	18,999	17,499	15,773
Taxes, other than income taxes	7,934	7,409	7,191

	119,920	104,026	129,102

Operating income	51,099	58,160	84,108

Other (expense) income:
Interest expense	(17,044)	(13,662)	(15,781)
Interest income	1,512	734	4,858
Other expense	(286)	(312)	(3,623)
Other income	430	364	(69)

	(15,388)	(12,876)	(14,615)

Income from continuing operations before income taxes	35,711	45,284	69,493
Income taxes	(11,622)	(15,067)	(24,255)

Income from continuing operations	24,089	30,217	45,238
Discontinued operations, net of income taxes (Note 10)	1,906	10,962	2,868

Net income	$25,995	$41,179	$48,106

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
CONSOLIDATED BALANCE SHEETS

At December 31,	2003	2002
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,052	$518
Receivables (net of allowance for doubtful accounts of $898
and $882, respectively) -
Customers	15,719	11,971
Affiliates	38,618	54,253
Other	1,293	4,546
Materials, supplies and fuel	9,560	9,743
Prepaid income taxes	2,813	--
Deferred income taxes	--	5,397
Assets of discontinued operations	--	1,008,901

	69,055	1,095,329

Investments	2,920	2,681

Property, plant and equipment	623,197	603,548
Less accumulated depreciation	(212,041)	(198,602)

	411,156	404,946

Other assets:
Regulatory asset	4,320	4,350
Other	15,622	7,033

	19,942	11,383

	$503,073	$1,514,339

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,986	$3,095
Accounts payable	6,929	14,653
Accounts payable - affiliate	7,909	2,585
Accrued liabilities	15,691	15,575
Deferred income taxes	239	--
Liabilities of discontinued operations	--	964,759

	32,754	1,000,667

Long-term debt, net of current maturities	210,056	212,042

Deferred credits and other liabilities:
Deferred income taxes	65,633	58,539
Regulatory liability	6,337	6,776
Other	12,724	18,087

	84,694	83,402

Commitments and contingencies (Notes 6 and 7)
Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized;
Issued: 23,416,396 shares in 2003 and 2002	23,416	23,416
Additional paid-in capital	39,549	80,961
Retained earnings	114,098	131,906
Accumulated other comprehensive loss	(1,494)	(18,055)

	175,569	218,228

	$503,073	$1,514,339

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2003	2002	2001
	(in thousands)
Operating activities:
Net income	$25,995	$41,179	$48,106
Adjustments to reconcile net income to net cash
provided by operating activities-
Income from discontinued operations	(1,906)	(10,962)	(2,868)
Depreciation and amortization	18,999	17,499	15,773
Provision for valuation allowances	16	14	441
Deferred income taxes	8,918	11,675	2,354
Change in operating assets and liabilities-
Accounts receivable and other current assets	(2,304)	(4,493)	10,870
Accounts payable and other current liabilities	(2,284)	2,936	2,062
Other operating activities	(3,209)	(5,278)	104

	44,225	52,570	76,842

Investing activities:
Property, plant and equipment additions	(25,427)	(37,472)	(41,312)
Notes receivable from associated companies, net	14,798	(42,691)	80,915
Other investing activities	(239)	1,222	327

	(10,868)	(78,941)	39,930

Financing activities:
Dividends paid on common stock	(29,728)	(31,148)	(28,070)
Decrease in short-term borrowings	--	--	(86,000)
Long-term debt - issuance	--	75,000	--
Long-term debt - repayments	(3,095)	(18,042)	(3,578)

	(32,823)	25,810	(117,648)

Increase (decrease) in cash and cash equivalents	534	(561)	(876)
Cash and cash equivalents:
Beginning of year	518	1,079	1,955

End of year	$1,052	$518	$1,079

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$17,120	$12,894	$15,782
Income taxes	$6,745	$3,448	$24,095
Non-cash net assets acquired through issuance of common stock	$--	$--	$3,635
Stock dividend distributions to Black Hills Corporation, the
parent company of Black Hills Power, Inc. (Note 10)	$46,450	$--	$89,643

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balance at December 31, 2000	23,416	$23,416	$77,326	$191,482	$--	$292,224

Comprehensive Income:
Net income	--	--	--	48,106	--	48,106
Other comprehensive loss,
net of tax (see Note 8)	--	--	--	--	(4,524)	(4,524)

Total comprehensive income	--	--	--	48,106	(4,524)	43,582
Dividends on common stock	--	--	--	(28,070)	--	(28,070)
Earnout consideration on
acquisition	--	--	3,635	--	--	3,635
Non-cash dividend to Parent	--	--	--	(89,643)	--	(89,643)

Balance at December 31, 2001	23,416	23,416	80,961	121,875	(4,524)	221,728

Comprehensive Income:
Net income	--	--	--	41,179	--	41,179
Other comprehensive loss,
net of tax (see Note 8)	--	--	--	--	(13,531)	(13,531)

Total comprehensive income	--	--	--	41,179	(13,531)	27,648
Dividends on common stock	--	--	--	(31,148)	--	(31,148)

Balance at December 31, 2002	23,416	23,416	80,961	131,906	(18,055)	218,228

Comprehensive Income:
Net income	--	--	--	25,995	--	25,995
Other comprehensive income,
net of tax (see Note 8)	--	--	--	--	7,524	7,524

Total comprehensive income	--	--	--	25,995	7,524	33,519
Non-cash dividend to Parent	--	--	(41,412)	(14,075)	9,037	(46,450)
Dividends on common stock	--	--	--	(29,728)	--	(29,728)

Balance at December 31, 2003	23,416	$23,416	$39,549	$114,098	$(1,494)	$175,569

The accompanying notes to financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

(1)            BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc. (the Company) is an electric utility serving customers in South Dakota, Wyoming and Montana. The Company is a wholly owned subsidiary of the publicly traded Black Hills Corporation (the Parent).

Principles of Consolidation

The consolidated financial statements include the accounts of Black Hills Power, Inc. and its wholly-owned subsidiaries. As discussed in Note 10, the Company has distributed the stock held in its subsidiaries in the form of non-cash dividends to the Parent. These distributions represented 100 percent ownership of the subsidiaries. Activity at the subsidiaries was recorded up to the date of distribution and has been reclassified into “Discontinued operations” in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to allowance for uncollectible accounts receivable, long-lived asset values and useful lives, employee benefits plans and contingencies. Actual results could differ from those estimates.

Regulatory Accounting

The Company’s regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the Federal Energy Regulatory Commission (FERC).

The Company’s electric operations follow the provisions of the Financial Accounting Standards Board (FASB) of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating its electric operations. As a result of the Company’s 1995 rate case settlement, a 50-year depreciable life for Neil Simpson II is used for financial reporting purposes. If the Company were not following SFAS 71, a 35 to 40 year life would be more appropriate, which would increase depreciation expense by approximately $0.6 — $1.1 million per year. If rate recovery of generation-related costs becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to the Company’s regulated generation operations. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that could restrict the Company’s ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

At December 31, 2003 and 2002, the Company had regulatory assets of $4.3 million and $4.4 million and regulatory liabilities of $6.3 million and $6.8 million, respectively. Regulatory assets are primarily recorded for the probable future revenue to recover future income taxes related to the deferred tax liability for the equity component of allowance for funds used during construction of utility assets. Regulatory liabilities include the probable future decrease in rate revenues related to a decrease in deferred tax liabilities for prior reductions in statutory federal income tax rates and also the cost of removal for utility plant, recovered through the Company’s electric utility rates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Materials, supplies and fuel are generally stated at cost on a first-in, first-out basis.

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the term of the related debt.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost when placed in service. Included in the cost of regulated construction projects is an allowance for funds used during construction (AFUDC) which represents the approximate composite cost of borrowed funds and a return on capital used to finance the project. The AFUDC was computed at an annual composite rate of 9.8 percent, 9.1 percent and 10.2 percent during 2003, 2002 and 2001, respectively. The amount of AFUDC was approximately $0.1 million, $0.9 million, and $0.7 million in 2003, 2002 and 2001, respectively. The cost of regulated electric property, plant and equipment retired, or otherwise disposed of in the ordinary course of business, less salvage, is charged to accumulated depreciation. Repairs and maintenance of property are charged to operations as incurred.

Depreciation provisions for regulated electric property, plant and equipment is computed on a straight-line basis using an annual composite rate of 3.1 percent in 2003 and 2002, and 3.0 percent in 2001.

Impairment of Long-Lived Assets

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets was not recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the long-lived assets, the Company would recognize an impairment loss. No impairment loss was recorded during 2003, 2002 or 2001.

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

The Company files a federal income tax return with other affiliates. For financial statement purposes, federal income taxes are allocated to the individual companies based on amounts calculated on a separate return basis.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement with a fixed or determinable price, delivery has occurred or services have been rendered, and collectibility is reasonably assured.

Reclassifications

In 2003, the Company reclassified removal costs that are recoverable under our electric utility rates. These amounts, previously recorded as a component of accumulated depreciation, have been reclassified into regulatory liabilities. Amounts on the 2002 Consolidated Balance Sheet have been reclassified to conform to this presentation. The changes in presentation had no impact on the Company’s stockholders’ equity or results of operations, as previously reported.

In addition, certain 2002 and 2001 amounts in the financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on the Company’s common stockholders’ equity or results of operations, as previously reported.

Recently Adopted Accounting Pronouncements

SFAS 132-R

In December 2003, the FASB issued SFAS No. 132 (Revised), “Employer’s Disclosure about Pensions and Other Postretirement Benefits” (SFAS 132-R). SFAS 132-R retains disclosure requirements of the original SFAS 132 and requires additional disclosures related to assets, obligations, cash flows, and net periodic benefit cost. SFAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of SFAS 132-R did not have an effect on the Company’s Financial Statements (see Note 7).

SFAS 143

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). SFAS 143 provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and was effective January 1, 2003. SFAS 143 requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the liability. Adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS 150

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 provides accounting and disclosure requirements for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Management adopted SFAS 150 effective July 1, 2003. Adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

Issue C20

On June 25, 2003, the FASB Derivatives Implementation Group cleared Issue C20, “Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature” (Issue C20). Issue C20 clarifies which contracts qualify for the “normal purchase or sale” exception as provided by paragraph 10(b) of SFAS 133. The Company adopted this guidance on October 1, 2003. Under Issue C20, the Company’s long-term power sales contracts either are not considered derivatives, or qualify for the “normal purchase or sale” exception as defined by SFAS 133, therefore adoption of this guidance had no impact on the Company’s results of operations and financial position.

Recently Issued Accounting Pronouncements

FSP 106-1

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-1), which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until remaining questions – notably the issue of how to account for the federal subsidy – are resolved. The Company provides prescription drug benefits to certain eligible employees and has elected the one-time deferral of accounting for the effects of the 2003 Medicare Act. The Company intends to analyze the 2003 Medicare Act, along with the authoritative guidance, when issued, to determine if its benefit plans need to be amended and how to record the effects of the 2003 Medicare Act. Specific guidance on the accounting for the federal subsidy provided by the 2003 Medicare Act is pending and that guidance, when issued, could require the Company to change previously reported postretirement benefit information. For more information on the Company’s postretirement benefits, see Note 7.

(2)           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, consisted of the following (in thousands):

Regulated

	2003	2002	Lives (in years)
Electric plant:
Production	$316,544	$313,725	25-58
Transmission	122,640	94,683	35-50
Distribution	150,748	143,629	20-40
General	30,205	32,299	7-40

Total electric plant	620,137	584,336
Less accumulated depreciation and amortization	212,041	198,602

Electric plant net of accumulated depreciation and amortization	408,096	385,734
Construction work in progress	3,060	19,212

Net electric plant	$411,156	$404,946

(3)           LONG-TERM DEBT

Long-term debt outstanding at December 31, is as follows:

	2003	2002
	(in thousands)
First mortgage bonds:
9.00% repaid 2003	$--	$1,113
8.06% due 2010	30,000	30,000
9.49% due 2018	4,260	4,550
9.35% due 2021	29,970	31,635
8.30% due 2024	45,000	45,000
7.23% due 2032	75,000	75,000

	184,230	187,298

Other long-term debt:
Pollution control revenue bonds at 6.7% due 2010	12,300	12,300
Pollution control revenue bonds at 7.5% due 2024	12,200	12,200
Other	3,312	3,339

	27,812	27,839

Total long-term debt	212,042	215,137
Less current maturities	(1,986)	(3,095)

Net long-term debt	$210,056	$212,042

Substantially all of the Company’s property is subject to the lien of the indenture securing its first mortgage bonds. First mortgage bonds of the Company may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures.

Scheduled maturities are approximately $2.0 million a year for the years 2004 through 2008.

During 2002, the Company entered into a $50 million treasury lock to hedge a portion of the Company’s $75 million First Mortgage Bond offering completed in August 2002. The treasury lock cash settled on August 8, 2002, the bond pricing date, and resulted in a $1.8 million loss. This treasury lock was treated as a cash flow hedge, in accordance with SFAS 133, and accordingly the resulting loss is carried in Accumulated other comprehensive loss on the Consolidated Balance Sheet and amortized over the life of the related bonds as additional interest expense.

(4)           FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31, are as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,052	$1,052	$518	$518
Long-term debt	$212,042	$238,331	$215,137	$238,811

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

(5)           JOINTLY OWNED FACILITIES

The Company owns a 20 percent interest and PacifiCorp owns an 80 percent interest in the Wyodak Plant (Plant), a 362 megawatt coal-fired electric generating station located in Campbell County, Wyoming. PacifiCorp is the operator of the Plant. The Company receives 20 percent of the Plant’s capacity and is committed to pay 20 percent of its additions, replacements and operating and maintenance expenses. As of December 31, 2003, the Company’s investment in the Plant included $72.2 million in electric plant and $40.4 million in accumulated depreciation, and is included in the corresponding captions in the accompanying Consolidated Balance Sheets. The Company’s share of direct expenses of the Plant was $5.8 million, $5.5 million and $5.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in the corresponding categories of operating expenses in the accompanying Statements of Income.

The Company also owns a 35 percent interest and Basin Electric Power Cooperative owns a 65 percent interest in the Converter Station Site and South Rapid City Interconnection (the transmission tie), an AC-DC-AC transmission tie placed into service in the fourth quarter of 2003. The transmission tie provides an interconnection between the Western and Eastern transmission grids, which provides us with access to both the Western Electricity Coordinating Council (WECC) region and the Mid-Continent Area Power Pool, or “MAPP” region. The total transfer capacity of the tie is 400 megawatts – 200 megawatts West to East and 200 megawatts from East to West. The Company is committed to pay 35 percent of the additions, replacements and operating and maintenance expenses. As of December 31, 2003, the Company’s investment in the transmission tie was $20.3 million.

(6)           COMMITMENTS AND CONTINGENCIES

Power Purchase and Transmission Services Agreement — PacifiCorp

In 1983, the Company entered into a 40 year power purchase agreement with PacifiCorp providing for the purchase by the Company of 75 megawatts of electric capacity and energy from PacifiCorp’s system. An amended agreement signed in October 1997 reduces the contract capacity by 25 megawatts (5 megawatts per year starting in 2000). The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp’s coal-fired electric generating plants. Costs incurred under this agreement were $10.8 million in 2003, $10.9 million in 2002 (net of a $1.3 million refund for prior years) and $13.9 million in 2001.

In addition, the Company has a firm network transmission agreement for 36 MWs of capacity with PacifiCorp that expires on December 31, 2006. Annual costs are approximately $0.9 million per year. The Company uses this agreement to serve the Sheridan, Wyoming electric service territory under our contract with Montana-Dakota Utilities Company.

The Company also has a firm point-to-point transmission service agreement with PacifiCorp that expires on December 31, 2023. The agreement provides that the following amounts of capacity and energy be transmitted: 32 megawatts in 2001, 27 megawatts in 2002, 22 megawatts in 2003, 17 megawatts in 2004-2006 and 50 megawatts in 2007-2023. Costs incurred under this agreement were $0.5 million in 2003 and $0.7 million in each of 2002 and 2001.

Long-Term Power Sales Agreements

•	The Company has a ten-year power sales contract with the Municipal Energy Agency of Nebraska (MEAN) for 20 megawatts of contingent capacity from the Neil Simpson Unit #2 plant.

•	The Company has a contract with Montana-Dakota Utilities Company, expiring in 2007, for the sale of up to 55 megawatts of energy and capacity to service the Sheridan, Wyoming electric service territory. The Company also has a contract with the City of Gillette, Wyoming, expiring in 2012, to provide the city’s first 23 megawatts of capacity and energy. Both contracts are served by the Company’s electric utility and are integrated into our control area and are treated as firm native load.

Legal Proceedings

Forest Fire Claims

In September 2001, a fire occurred in the southwestern Black Hills, now known as the “Hell Canyon Fire.” It is alleged that the fire occurred when a high voltage electrical span maintained by the Company broke, and electrical arcing from the severed line ignited dry grass. The fire burned approximately 10,000 acres of land owned by the Black Hills National Forest, the Oglala Sioux Tribe, and other private landowners. The State of South Dakota initiated litigation against the Company, in the Seventh Judicial Circuit Court, Fall River County, South Dakota, on or about January 31, 2003. The Complaint seeks recovery of damages for alleged fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. A substantially similar suit was filed against the Company by the United States Forest Service, on June 30, 2003, in the United States District Court for the District of South Dakota, Western Division. The State subsequently joined its claim in the federal action. The State claims damages in the amount of approximately $0.8 million for fire suppression and rehabilitation costs. The United States Government’s claim for fire suppression and related costs has been submitted at approximately $1.3 million. The Company continues to investigate the cause and origin of the fire, and the damage claims. A trial date has been set for early 2005. The Company has denied all claims and will vigorously defend this matter, the timing or outcome of which is uncertain.

On June 29, 2002, a forest fire began near Deadwood, South Dakota, now known as the “Grizzly Gulch Fire.” Before being contained more than eight days later, the fire consumed over 10,000 acres of public and private land, mostly consisting of rugged forested areas. The fire destroyed approximately 7 homes, and 15 outbuildings. There were no reported personal injuries. In addition, the fire burned to the edge of the City of Deadwood, forcing the evacuation of the City of Deadwood, and the adjacent City of Lead, South Dakota. These communities are active in the tourist and gaming industries. Individuals were ordered to leave their homes, and businesses were closed for a short period of time. On July 16, 2002, the State of South Dakota announced the results of its investigation of the cause and origin of the fire. The State asserted that the fire was caused by tree encroachment into and contact with a transmission line owned and maintained by the Company.

On September 6, 2002, the State of South Dakota commenced litigation against the Company, in the Seventh Judicial Circuit Court, Pennington County, South Dakota. The Complaint seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A claim for treble damages was asserted with respect to the claim for injury to timber.

On March 3, 2003, the United States of America filed a similar suit against the Company, in the United States District Court, District of South Dakota, Western Division. The federal government’s Complaint likewise seeks recovery of damages for alleged injury to timber, fire suppression and rehabilitation costs. A similar claim for treble damages is asserted with respect to the claim for injury to timber. In April 2003, the State of South Dakota intervened in the federal action. Accordingly, the state court litigation will be stayed, and all governmental claims will be tried in U.S. District Court.

The state and federal government claim approximately $5.3 million for suppression costs, $1.2 million for rehabilitation costs, and $0.6 million for timber loss. Additional claims could be asserted for alleged loss of habitat and aesthetics or for assistance to private landowners.

The Company is completing its own investigation of the fire cause and origin. The Company’s investigation is continuing, but based upon information currently available, the Company filed its Answer to the Complaints of both the State and the United States government, denying all claims, and asserting that the fire was caused by an independent intervening cause, or an act of God. The Company expects to vigorously defend all claims brought by governmental or private parties.

During the period of April through November 2003, various private civil actions were filed against the Company, asserting that the Grizzly Gulch Fire caused damage to the parties’ real property. These actions were filed in the Fourth Judicial Circuit Court, Lawrence County, South Dakota. The Complaints seek recovery on the same theories asserted in the governmental Complaints, but most of the Complaints specify no amount for damage claims. The Company will vigorously defend these matters as well.

Additional claims could be made for individual and business losses relating to injury to personal and real property, and lost income.

Although we cannot predict the outcome or the viability of potential claims with respect to either fire, based on the information available, management believes that any such claims, if determined adversely to the Company, will not have a material adverse effect on the Company’s financial condition or results of operations.

PPM Energy, Inc. Demand for Arbitration

On January 2, 2004, PPM Energy, Inc. delivered its Demand for Arbitration to the Company. The Demand alleges claims for breach of contract and requests a declaration of the parties’ rights and responsibilities under an Exchange Agreement executed on or about April 3, 2001. Specifically, PPM Energy asserts that the Exchange Agreement obligates the Company to accept receipt and cause corresponding delivery of electric energy, and to grant access to transmission rights allegedly covered by the Agreement. PPM Energy requests an award of damages in an amount not less than $20.0 million. The Company denies all claims and will vigorously defend this matter, the timing and outcome of which is uncertain.

Ongoing Litigation

The Company is subject to various other legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial position or results of operations of the Company.

(7)           EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company. The benefits are based on years of service and compensation levels during the highest five consecutive years of the last ten years of service. The Company’s funding policy is in accordance with the federal government’s funding requirements. The Plan’s assets are held in trust and consist primarily of equity securities and cash equivalents. The Company uses a September 30 measurement date for the Plan.

Obligations and Funded Status

Change in benefit obligation:

	2003	2002
	(in thousands)
Projected benefit obligation at beginning of year	$38,141	$33,151

Service cost	714	588
Interest cost	2,500	2,406
Actuarial loss	1,110	571
Discount rate change	4,239	3,380
Benefits paid	(1,972)	(1,955)
Amendments	--	--
Taxable wage rate and cost of living rate change	71	--

Net increase	6,662	4,990

Projected benefit obligation at end of year	$44,803	$38,141

A reconciliation of the fair value of Plan assets (as of the September 30 measurement date) is as follows:

	2003	2002
	(in thousands)
Beginning market value of plan assets	$25,830	$32,938
Benefits paid	(1,972)	(1,955)
Investment income (loss)	6,406	(5,153)
Employer contributions	6,851	--

Ending market value of plan assets	$37,115	$25,830

Funding information for the Plan is as follows:

	2003	2002
	(in thousands)
Fair value of plan assets	$37,115	$25,830
Projected benefit obligation	(44,803)	(38,141)

Funded status	(7,688)	(12,311)
Unrecognized:
Net loss	17,457	17,075
Prior service cost	1,088	1,253

Net amount recognized	$10,857	$6,017

Amounts recognized in statement of financial position consist of:

	2003	2002
	(in thousands)
Net pension (liability) asset	$10,857	$(6,370)
Intangible asset	--	1,326
Accumulated other comprehensive loss	--	11,061

Net amount recognized	$10,857	$6,017

Accumulated benefit obligation	$36,577	$32,254

The provisions of SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS 87) required the Company to record a net pension asset of $10.9 million at December 31, 2003 and is included in the line item Other in Other assets on the accompanying Balance Sheets.

The provisions of SFAS No. 87 required the Company to record an accrued pension liability of $6.4 million at December 31, 2002 and is included in the line item Other in Deferred credits and other liabilities on the accompanying Balance Sheets.

Components of Net Periodic Pension Expense

	2003	2002	2001
	(in thousands)
Service cost	$714	$588	$719
Interest cost	2,500	2,406	2,565
Expected return on assets	(2,473)	(3,345)	(4,928)
Amortization of prior service cost	165	184	199
Recognized net actuarial (gain) loss	1,105	96	(453)

Net pension (income) expense	$2,011	$(71)	$(1,898)

Additional Information

	2003	2002
	(in thousands)
Pre-tax amount included in other comprehensive
income (loss) arising from a change in the
additional minimum pension liability	$11,061	$(11,061)

Assumptions

Weighted-average assumptions used to determine benefit obligations:	2003	2002
Discount rate	6.00%	6.75%
Rate of increase in compensation levels	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost for plan year:	2003	2002	2001
Discount rate*	6.75%	7.50%	7.50%
Expected long-term rate of return on assets**	10.00%	10.50%	10.50%
Rate of increase in compensation levels	5.00%	5.00%	5.00%

_________________

*	The discount rate used for net periodic pension cost was changed from 6.75 percent in 2003 to 6.0 percent for the calculation of the 2004 net periodic pension cost. This change is expected to affect pension costs in 2004 by an increase of approximately $0.4 million.

**	The expected rate of return on plan assets was changed from 10.0 percent in 2003 to 9.5 percent for the calculation of the 2004 net periodic pension cost. This change is expected to increase pension costs in 2004 by approximately $0.2 million.

The Plan’s expected long-term rate of return on assets assumption is based upon the weighted average expected long-term rate of returns for each individual asset class. The asset class weighting is determined using the target allocation for each asset class in the Plan portfolio. The expected long-term rate of return for each asset class is determined primarily from long-term historical returns for the asset class, with adjustments if it is anticipated that long-term future returns will not achieve historical results.

The expected long-term rate of return for equity investments was 10.5 percent and 11.0 percent for the 2003 and 2002 plan years, respectively. For determining the expected long-term rate of return for equity assets, the Company reviewed annual 20-, 30-, 40-, and 50-year returns on the S&P 500 Index, which were, at December 31, 2002, 12.5 percent, 10.5 percent, 10.3 percent and 10.9 percent respectively. Fund management fees were estimated to be 0.18 percent for S&P 500 Index assets and 0.45 percent for other assets. The expected long-term rate of return on fixed income investments was 6.0 percent; the return was based upon historical returns on intermediate-term treasury bonds of 6.3 percent from 1950 to 2002. The expected long-term rate of return on cash investments was estimated to be 4.0 percent; expected cash returns were estimated to be 2.0 percent below long-term returns on intermediate-term treasury bonds.

Plan Assets

Percentage of fair value of Plan assets at September 30:

	2003		2002
Domestic equity	44.8%		63.0%
Foreign equity	26.6%		25.9%
Fixed income	3.8%		7.8%
Cash	24.8	%(a)	3.3%

Total	100.0%		100.0%

(a)	Allocation includes $6.9 million cash contribution made to the plan on September 30, 2003; the contribution is expected to be placed in noncash investments in the fiscal 2004 plan year.

The Plan’s investment policy includes a target asset allocation as follows:

Asset Class	Target Allocation
US Stock	60% (with a variance of no more or less than 10% of target).
Foreign Stocks	30% (with a variance of no more or less than 10% of target).
Fixed Income	5% (with a variance of no more than 10% or no less than 5% of target).
Cash	5% (with a variance of no more than 10% or no less than 5% of target).

The Plan’s investment policy includes the investment objective that the achieved long-term rate of return meet or exceed the assumed actuarial rate. The policy strategy seeks to prudently invest in a diversified portfolio of predominately equity-based assets. The policy provides that the Plan will maintain a passive core US Stock portfolio based on the S&P 500 Index. Complementing this core will be investments in US and foreign equities through actively managed mutual funds.

The policy contains certain prohibitions on transactions in separately managed portfolios in which the Plan may invest, including prohibitions on short sales and the use of options or futures contracts. With regards to pooled funds, the policy requires the evaluation of the appropriateness of such funds for managing Plan assets if a fund engages in such transactions. The Plan has historically not invested in funds engaging in such transactions.

Contributions

The Company made a contribution to the Plan of $6.9 million on September 30, 2003. The Company does not anticipate that a contribution will be made to the Plan in the 2004 fiscal year.

Supplemental Nonqualified Defined Benefit Retirement Plans

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The plans are nonqualified defined benefit plans. The Company uses a September 30 measurement date for the Plans.

Obligations and Funded Status

	2003	2002
	(in thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,676	$1,282

Service cost	6	22
Interest cost	109	116
Actuarial losses	197	358
Benefits paid	(102)	(102)

Net increase	210	394

Projected benefit obligation at end of year	$1,886	$1,676

Fair value of plan assets at end of year
Funded status	$(1,886)	$(1,676)
Unrecognized net loss	824	670
Unrecognized prior service cost	4	1
Contributions	25	25

Net amount recognized	$(1,033)	$(980)

	2003	2002
	(in thousands)
Amounts recognized in statement of financial position consist of:
Net pension (liability)	$(1,613)	$(1,388)
Intangible asset	4	1
Contributions	25	25
Accumulated other comprehensive loss	551	382

Net amount recognized	$(1,033)	$(980)

Accumulated benefit obligation	$1,615	$1,445

The provisions of SFAS 87 required the Company to record an accrued pension liability of $1.6 million and $1.4 million at December 31, 2003 and 2002, and is included in Deferred credits and other liabilities, Other on the accompanying Balance Sheets.

Components of Net Periodic Benefit Cost

	2003	2002	2001
	(in thousands)
Service cost	$6	$22	$60
Interest cost	109	116	242
Prior service cost	(3)	(2)	28
(Gain) loss	42	42	35

Net periodic benefit cost	$154	$178	$365

Additional Information

	2003	2002
	(in thousands)
Pre-tax amount included in other comprehensive
income (loss) arising from a change in the
additional minimum pension liability	$(169)	$(382)

Assumptions

Weighted-average assumptions used to determine benefit obligations at September 30	2003	2002

Discount rate	6.00%	6.75%
Rate of increase in compensation levels	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit cost for plan year	2003	2002	2001
Discount rate*	6.75%	7.50%	7.50%
Rate of increase in compensation levels	5.00%	5.00%	5.00%

_________________

*	The discount rate used for net periodic benefit cost was changed from 6.75 percent in 2003 to 6.0 percent for the calculation of the 2004 net periodic benefit cost. This change will not materially affect benefit costs in 2004.

Plan Assets

The plan has no assets. The Company funds on a cash basis as benefits are paid.

Contributions

The Company anticipates that contributions to the plan for the next fiscal year will be approximately $0.1 million; the contributions are expected to be in the form of benefit payments.

Non-pension Defined Benefit Postretirement Plan

Employees who are participants in the Company’s Postretirement Healthcare Plan and who retire from the Company on or after attaining age 55 after completing at least five years of service to the Company are entitled to postretirement healthcare benefits. These benefits are subject to premiums, deductibles, co-payment provisions and other limitations. The Company may amend or change the Plan periodically. The Company is not pre-funding its retiree medical plan. The Company uses a September 30 measurement date for the Plan.

These financial statements and this Note do not reflect the effects of the 2003 Medicare Act on the postretirement benefit plan.

Obligation and Funded Status

	2003	2002
	(in thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$6,547	$7,275

Service cost	198	160
Interest cost	435	402
Plan participant's contributions	319	337
Amendments	--	(284)
Benefits paid and actual expenses	(480)	(483)
Net transfer in/out	--	(433)
Actuarial (gains) losses	1,178	(427)

Net increase	1,650	(728)

Accumulated postretirement benefit obligation at end of year	$8,197	$6,547

Fair value of plan assets at end of year
Funded status	$(8,197)	$(6,547)
Unrecognized net loss	2,930	1,830
Unrecognized prior service cost	(246)	(265)
Unrecognized transition obligation	1,050	1,167
Contributions	42	51

Net amount recognized	$(4,421)	$(3,764)

Amounts recognized in statement of financial position consist of:

	2003	2002
	(in thousands)
Accrued postretirement (liability)	$(4,421)	$(3,764)

Components of Net Periodic Benefit Cost

	2003	2002	2001
	(in thousands)
Service cost	$198	$160	$208
Interest cost	435	402	414
Amortization of transition obligation	117	117	124
Amortization of prior service cost	(19)	(19)	--
Loss	78	34	22

Net periodic benefit cost	$809	$694	$768

Assumptions

Weighted-average assumptions used to determine
benefit obligations at September 30

	2003	2002
Discount rate	6.00%	6.75%

Weighted-average assumptions used to determine net
periodic benefit cost for plan year

	2003	2002	2001
Discount rate*	6.75%	7.50%	7.50%

_________________

*The discount rate used for net periodic benefit cost was changed from 6.75 percent in 2003 to 6.0 percent for the calculation of the 2004 net periodic benefit cost. This change is expected to affect benefit costs in 2004 by an increase of approximately $0.1 million.

The healthcare trend rate assumption for the 2003 fiscal year expense was 11 percent for fiscal 2003 grading down 1 percent per year until a 5 percent ultimate trend rate is reached in fiscal year 2009. The health care trend rate assumption for 2003 fiscal year disclosure and 2004 fiscal year expense is 12 percent for fiscal 2004 grading down 1 percent per year until a 5 percent ultimate trend rate is reached in fiscal year 2011.

A 1 percent increase in the healthcare cost trend assumption would increase the service and interest cost $0.1 million or 21 percent and the accumulated periodic postretirement benefit obligation $1.1 million or 14 percent. A 1 percent decrease would reduce the service and interest cost by $0.1 million or 16 percent and the accumulated periodic postretirement benefit obligation $0.9 million or 11 percent.

Plan Assets

The plan has no assets. The Company funds on a cash basis as benefits are paid.

Contributions

The Company anticipates that contributions to the plan for the next fiscal year will be approximately $0.5 million in the form of benefits and administrative costs paid.

Defined Contribution Plan

The Company also sponsors a 401(k) savings plan for eligible employees. Participants elect to invest up to 20 percent of their eligible compensation on a pre-tax basis. The Company provides a matching contribution of 100 percent of the employee’s tax-deferred contribution up to a maximum 3 percent of the employee’s eligible compensation. Matching contributions vest at 20 percent per year and are fully vested when the participant has 5 years of service with the Company. The Company’s matching contributions totaled $0.4 million for 2003, $0.4 million for 2002 and $0.6 million for 2001.

(8)           OTHER COMPREHENSIVE INCOME (LOSS)

The following tables display the related tax effects allocated to each component of Other Comprehensive Income (Loss) for the years ended December 31, (in thousands):

	2003
	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
Minimum pension liability adjustment	$10,892	$(3,813)	$7,079
Net change in fair value of derivatives designated as cash flow hedges
associated with discontinued operations	672	(269)	403
Amortization of cash flow hedges settled and deferred in accumulated
other comprehensive loss and reclassified into interest expense	64	(22)	42

Other comprehensive income	$11,628	$(4,104)	$7,524

	2002
	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
Net change in fair value of derivatives designated as cash flow hedges, including some of which have been classified into discontinued
operations	$(9,762)	$3,669	$(6,093)
Minimum pension liability adjustment	(11,443)	4,005	(7,438)

Other comprehensive loss	$(21,205)	$7,674	$(13,531)

	2001
	Pre-tax Amount	Tax Benefit	Net-of-tax Amount
Net change in fair value of derivatives designated as cash flow hedges
associated with discontinued operations	$(7,540)	$3,016	$(4,524)

(9)           INCOME TAXES

Income tax expense for the years ended December 31 was (in thousands):

	2003	2002	2001
Current	$3,550	$10,826	$23,680
Deferred	8,072	4,241	575

	$11,622	$15,067	$24,255

The temporary differences which gave rise to the net deferred tax liability were as follows (in thousands):

Years ended December 31,	2003	2002
Deferred tax assets, current:
Valuation reserve	$314	$309
Employee benefits	2,623	2,375
Items of other comprehensive income	--	4,028
Other	624	791

	3,561	7,503

Deferred tax liabilities, current:
Employee benefits	3,800	2,106

	3,800	2,106

Net deferred tax (liability) asset, current	$(239)	$5,397

Deferred tax assets, non-current:
Regulatory asset	$1,156	$1,295
ITC	460	571
Items of other comprehensive income	806	612
Other	789	632

	3,211	3,110

Deferred tax liabilities, non-current:
Accelerated depreciation and other plant related differences	63,615	56,284
AFUDC	2,808	2,828
Regulatory liability	1,512	1,523
Other	909	1,014

	68,844	61,649

Net deferred tax liability, non-current	$65,633	$58,539

Net deferred tax liability	$65,872	$53,142

The following table reconciles the change in the net deferred income tax liability from December 31, 2002, to December 31, 2003, to deferred income tax expense:

2003
(in thousands)
Increase in deferred income tax liability from the preceding table	$12,730
Deferred taxes associated with ITC	(716)
Deferred taxes associated with other comprehensive loss	(3,834)
Other	(108)

Deferred income tax expense for the period	$8,072

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
Amortization of excess deferred and investment tax credits	(1.3)	(1.3)	(0.7)
Research and development credit	(0.1)	--	--
Other	(1.1)	(0.4)	0.6

	32.5%	33.3%	34.9%

(10)           NON-CASH DIVIDEND AND DISCONTINUED OPERATIONS

During the quarter ended March 31, 2003, the Company distributed a non-cash dividend to its parent company, Black Hills Corporation (Parent). The dividend consisted of 10,000 common shares of Black Hills Generation, Inc., formerly known as Black Hills Energy Capital, Inc., (Generation), which represents 100 percent ownership of Generation. The Company therefore no longer operates in the independent power production business. As a result, the Company no longer has any subsidiaries and operates only in the electric utility business. The Company’s investment in Generation at the time of the distribution was $46.5 million.

The disposition was accounted for under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Accordingly, results of operations have been classified as “Discontinued operations, net of income taxes” in the accompanying Statements of Income, and prior periods have been restated. For business segment reporting purposes, Generation’s business results were previously included in the segment “Independent Power Production”. The assets and liabilities of Generation are shown in the accompanying Balance Sheets under the captions “Assets from discontinued operations” and “Liabilities from discontinued operations.”

Revenues and net income from the discontinued operations are as follows:

	2003	2002	2001
	(in thousands)
Revenue	$41,485	$125,267	$73,750

Income (loss) before income taxes and change
in accounting principle	$2,833	$16,674	$(2,202)
Income tax (expense) benefit	(927)	(6,608)	238
Change in accounting principle, net of tax	--	896	--

Net income (loss) from discontinued operations	$1,906	$10,962	$(1,964)

Assets and liabilities of discontinued operations included on the accompanying Balance Sheet are as follows (in thousands):

December 31 2002
Current assets	$77,213
Property, plant and equipment	801,910
Goodwill	30,562
Intangible assets, net	77,661
Other non-current assets	21,555
Notes payable	(50,000)
Due to affiliate	(455,498)
Current derivative liability	(9,345)
Other current liabilities	(40,257)
Non-current derivative liability	(7,844)
Long-term debt, net of current maturities	(345,153)
Other non-current liabilities	(56,662)

Net assets of discontinued operations (including
accumulated other comprehensive loss of $9,440)	$44,142

During the quarter ended March 31, 2001, we distributed a non-cash dividend to our parent company. The dividend included 50,000 common shares of Wyodak Resources Development Corporation (Wyodak), which represents 100 percent ownership of Wyodak. We therefore no longer operate in the coal production segment, oil and natural gas production segment, energy marketing segment or communications as we had indirectly owned the companies operating in these segments through our ownership of Wyodak. Our investment in Wyodak at the time of the distribution was $89.6 million.

Revenues and net income from the discontinued operations are as follows:

2001*
(in thousands)
Revenue	$197,274

Income before income taxes	$7,849
Income tax expense	(3,017)

Net income	$4,832

_________________

*Includes only one month of operations

The financial statements and notes to financial statements have been restated to reflect our continuing operations for all periods presented. The net operating results of discontinued operations are included in the Statements of Income under the caption “Discontinued operations, net of income taxes.”

(11)           QUARTERLY HISTORICAL DATA (Unaudited)

The Company operates on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter of 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2003:
Operating revenues	$43,762	$39,207	$46,268	$41,782
Operating income	13,652	10,597	14,495	12,355
Income from continuing operations	6,699	4,722	6,772	5,896
Net income	8,605	4,722	6,772	5,896
2002:
Operating revenues	$37,192	$38,303	$45,291	$41,400
Operating income	14,327	13,353	15,975	14,505
Income from continuing operations	7,823	6,792	8,304	7,298
Net income	11,984	9,131	11,013	9,051

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2003. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in internal control over financial reporting

During our fourth fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART IV

INDEPENDENT AUDITORS’ REPORT

To the Shareholder of
Black Hills Power, Inc.
Rapid City, South Dakota

We have audited the consolidated financial statements of Black Hills Power, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 10, 2004, which report expresses an unqualified opinion. Such financial statements and report are included elsewhere in this 2003 Annual Report on Form 10-K. Our audits also included the financial statement schedule of Black Hills Power, Inc., listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 10, 2004

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.   Financial Statements

                Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

          2.   Schedules

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in the Form 10-K.

BLACK HILLS POWER, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Additions
Description	Balance at beginning of year	Charged to costs and expenses	Deductions	Balance at end of year
(In thousands)
Allowance for doubtful accounts:
2003	$882	$201	$(185)	$898
2002	868	189	(175)	882
2001	428	627	(187)	868

3.     Exhibits

Exhibit Number	Description

2*	Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation’s Registration Statement on Form S-4 (No. 333-52664)).

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).

3.2*

Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant's Form 10-K for 2000).

3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated July 13, 1999).

4.1*

Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.)dated as of September 1, 1999 (filed as an exhibit to the Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and JPMorgan Chase Bank, as Trustee (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2002).

10.1*	Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant's Form 10-K for 1992).

10.2*	Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant's Form 10-K for 1997).

10.3*	Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).

10.4*	Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).

31.1	Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BLACK HILLS POWER, INC.

By /S/ DAVID R. EMERY David R. Emery, President and Chief Executive Officer

Dated: March 25, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DAVID R. EMERY	Director and	March 25, 2004
David R. Emery, President and	Principal Executive Officer
Chief Executive Officer
/S/ MARK T. THIES	Principal Financial and	March 25, 2004
Mark T. Thies, Executive Vice President and	Accounting Officer
Chief Financial Officer
/S/ DANIEL P. LANDGUTH	Director and Officer	March 25, 2004
Daniel P. Landguth, Chairman
/S/ BRUCE B. BRUNDAGE	Director	March 25, 2004
Bruce B. Brundage
/S/ DAVID C. EBERTZ	Director	March 25, 2004
David C. Ebertz
/S/ JOHN R. HOWARD	Director	March 25, 2004
John R. Howard
/S/ EVERETT E. HOYT	Director and Officer	March 25, 2004
Everett E. Hoyt, Chief Operating Officer
/S/ KAY S. JORGENSEN	Director	March 25, 2004
Kay S. Jorgensen
/S/ RICHARD KORPAN	Director	March 25, 2004
Richard Korpan
/S/ STEPHEN D. NEWLIN	Director	March 25, 2004
Stephen D. Newlin
/S/ THOMAS J. ZELLER	Director	March 25, 2004
Thomas J. Zeller

INDEX TO EXHIBITS

Exhibit Number	Description

2*	Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation’s Registration Statement on Form S-4 (No. 333-52664)).

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).

3.2*

Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant's Form 10-K for 2000).

3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated July 13, 1999).

4.1*

Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.)dated as of September 1, 1999 (filed as an exhibit to the Black Hills Holding Corporation's Registration Statement on Form S-4 (No. 333-52664)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and JPMorgan Chase Bank, as Trustee (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2002).

10.1*	Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant's Form 10-K for 1992).

10.2*	Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant's Form 10-K for 1997).

10.3*	Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant's Form 10-K for 1987).

10.4*	Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant's Form 10-K for 1999).

31.1	Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

* Previously filed as part of the filing indicated and incorporated by reference herein.