Form 10-Q
period 2004-03-31
BLACK HILLS POWER INC
filed 2004-05-13
CIK 12400

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004.

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

Yes______        No X

As of April 30, 2004 there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Statements of Income -
	Three Months Ended March 31, 2004 and 2003	3
	Condensed Balance Sheets -
	March 31, 2004 and December 31, 2003	4
	Condensed Statements of Cash Flows -
	Three months ended March 31, 2004 and 2003	5
	Notes to Condensed Financial Statements	6-9
Item 2.	Results of Operations	9-11
Item 4.	Controls and Procedures	11
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 6.	Exhibits and Reports on Form 8-K	12
	Signatures	13
	Exhibit Index	14

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31
	2004	2003
	(in thousands)
Operating revenue	$41,647	$43,762

Operating expenses:
Fuel and purchased power	12,809	14,436
Operations and maintenance	6,180	5,424
Administrative and general	4,078	3,437
Depreciation and amortization	4,943	4,729
Taxes, other than income taxes	2,229	2,084

	30,239	30,110

Operating income	11,408	13,652

Other income (expense):
Interest expense	(4,188)	(4,103)
Interest income	213	387
Other expense	(51)	(50)
Other income	149	147

	(3,877)	(3,619)

Income from continuing operations before income taxes	7,531	10,033
Income taxes	(2,494)	(3,334)

Income from continuing operations	5,037	6,699
Income from discontinued operations, net of taxes	--	1,906

Net income	$5,037	$8,605

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	March 31	December 31
	2004	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$755	$1,052
Receivables (net of allowance for doubtful accounts of $901 and $898, respectively)	15,420	17,012
Receivables - related party	36,795	38,618
Materials, supplies and fuel	10,562	9,560
Prepaid income taxes	--	2,813
Other assets	245	--

	63,777	69,055

Investments	3,044	2,920

Property and equipment	628,034	623,197
Less accumulated depreciation	(219,710)	(212,041)

	408,324	411,156

Other assets:
Regulatory asset	4,320	4,320
Other	15,365	15,622

	19,685	19,942

	$494,830	$503,073

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$8,039	$6,929
Accounts payable - related party	492	7,909
Accrued liabilities	14,596	15,691
Current maturities of long-term debt	1,987	1,986
Deferred income taxes	22	239

	25,136	32,754

Long-term debt, net of current maturities	210,047	210,056

Deferred credits and other liabilities:
Deferred income taxes	66,220	65,633
Regulatory liability	3,284	6,337
Other	15,527	12,724

	85,031	84,694

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,549	39,549
Retained earnings	113,135	114,098
Accumulated other comprehensive loss	(1,484)	(1,494)

	174,616	175,569

	$494,830	$503,073

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements .

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31
	2004	2003
	(in thousands)
Cash flows from operations	$6,532	$17,527

Investing activities:
Property plant and equipment additions	(2,216)	(6,018)
Change in notes receivable from associated companies, net	1,519	(2,427)
(Increase) decrease in investments	(124)	(140)

	(821)	(8,585)

Financing activities
Dividends paid	(6,000)	(8,094)
Long-term debt - repayments	(8)	(557)

	(6,008)	(8,651)

Increase (decrease) in cash and cash equivalents	(297)	291
Cash and cash equivalents:
Beginning of period	1,052	518

End of period	$755	$809

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$6,338	$6,386
Net income taxes (received) paid	$(3,111)	$--
Stock dividend distribution to Black Hills Corporation, the
parent company of Black Hills Power, Inc. (Note 3)	$--	$45,687

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in the Company’s 2003 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The financial statements included herein have been prepared by Black Hills Power, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2004, December 31, 2003 and March 31, 2003, financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

(2)	RECLASSIFICATIONS

Certain 2003 amounts in the financial statements have been reclassified to conform to the 2004 presentation. These reclassifications did not have an effect on the Company’s total stockholders’ equity or net income as previously reported.

(3)	NON-CASH DIVIDEND AND DISCONTINUED OPERATIONS

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

Revenues and net income from the discontinued operations are as follows:

Three months ended
March 31,
2003
Revenue	$41,485

Income before income taxes	$2,833
Income taxes	(927)

Net income from discontinued operations	$1,906

(4)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

(5)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income:

	Three months ended
	March 31
	2004	2003
	(in thousands)
Net income	$5,037	$8,605
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges included
in discounted operations	--	(351)
Reclassification adjustment on interest rate
swap included in net income	10	--

Comprehensive income	$5,047	$8,254

(6)	RELATED-PARTY TRANSACTIONS

Receivables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $0.6 million and $0.9 million as of March 31, 2004 and December 31, 2003, respectively.

The Company also has extended a line of credit to its Parent, Black Hills Corporation (the Parent), which is due on demand. Outstanding advances were $36.2 million at March 31, 2004 and $37.7 million at December 31, 2003. Interest income received on the note was $0.2 million and $0.4 million for the three month periods ended March 31, 2004 and March 31, 2003, respectively. Advances under these notes bear interest at a variable rate that does not exceed prime (2.34 percent at March 31, 2004) and is receivable monthly.

Other Balances and Transactions

In addition to the above transactions, in order to fuel its combustion turbine, the Company purchased natural gas from Enserco Energy, an indirect subsidiary of the Parent. The amount purchased during the three month periods ended March 31, 2004 and March 31, 2003 was approximately $0.2 million and $1.7 million, respectively. These amounts are included in “Fuel and purchased power” on the Condensed Statements of Income.

The Company also received revenues of approximately $0.5 million and $1.6 million for each of the three month periods ended March 31, 2004 and March 31, 2003, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

(7)	EMPLOYEE BENEFIT PLAN

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan for the three months ended March 31 are as follows, (in thousands):

	2004	2003
Service cost	$240	$178
Interest cost	655	625
Expected return on plan assets	(855)	(618)
Amortization of prior service cost	41	41
Amortization of net loss	270	276

Net periodic benefit cost	$351	$502

The Company does not anticipate that a contribution will be made to the Plan in the 2004 fiscal year.

Supplemental Nonqualified Defined Benefit Plan

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The Plans are nonqualified defined benefit plans.

The components of net periodic benefit cost for the supplemental nonqualified plans for the three months ended March 31 are as follows, (in thousands):

	2004	2003
Service cost	$--	$1
Interest cost	27	26
Amortization of prior service cost	--	(1)
Amortization of net loss	13	11

Net periodic benefit cost	$40	$37

The Company anticipates that contributions to the Plan for the 2004 fiscal year will be approximately $0.1 million; the contributions are expected to be in the form of benefit payments.

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

The components of net periodic benefit cost for the Postretirement Healthcare Plan for the three months ended March 31 are as follows, (in thousands):

	2004	2003
Service cost	$75	$50
Interest cost	121	109
Amortization of net transition obligation	29	29
Amortization of prior service cost	(5)	(5)
Amortization of net loss	36	19

Net periodic benefit cost	$256	$202

The Company anticipates that contributions to the Plan for the 2004 fiscal year will be approximately $0.5 million; the contributions are expected to be in the form of benefits and administrative costs paid.

(8)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 6 of the Company’s 2003 Annual Report on Form 10-K. There have been no material developments in these proceedings or any new material proceedings that have developed during the first quarter of 2004.

ITEM 2.           RESULTS OF OPERATIONS

	Three Months Ended
	March 31
	2004	2003
	(in thousands)
Revenue	$41,647	$43,762
Operating expenses	30,239	30,110

Operating income	$11,408	$13,652

Income from continuing operations	$5,037	$6,699

The following table provides certain operating statistics:

	Three Months Ended
	March 31
	2004	2003
Firm (system) sales - MWh	513,234	505,482
Off-system sales - MWh	202,294	245,727

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

Electric utility revenues decreased 5 percent for the three-month period ended March 31, 2004, compared to the same period in the prior year. The decrease in revenue was primarily due to an 18 percent decrease in off-system electric MWh sales at a 6 percent decrease in average prices received. Decreased off-system megawatt-hour sales were impacted in part by plant availability resulting from scheduled maintenance outages during the three month period ended March 31, 2004. Firm residential, commercial, industrial and wholesale electricity revenues increased 3 percent, 1 percent, 5 percent and 2 percent, respectively. Residential and commercial customers increased 2 percent. Degree days, which is a measure of weather trends, were 7 percent below last year.

Electric operating expenses remained flat for the three-month period ended March 31, 2004, compared to the same period in the prior year. Purchased power increased $1.2 million due to a 21 percent increase in megawatt-hours purchased, partially offset by a 5 percent decrease in the average cost per megawatt-hour. Gas costs decreased 88 percent due to a 96 percent decrease in megawatt-hours generated with our gas turbines as prevailing prices made it more economical for us to purchase power for our peaking needs when it was available rather than generate energy from our gas turbines. The average cost per megawatt-hour of our gas generation was $40.57 for the three months ended March 31, 2003 compared to $35.02 per megawatt-hour for purchased power for the same time period. The decrease in fuel expense was offset by increased maintenance costs for scheduled plant outages, increased health insurance costs and an increase in allocated corporate costs.

Income from continuing operations decreased $1.7 million primarily due to the decrease in off-system electric revenue and increases in purchased power expense, maintenance expense, health insurance expense and allocated corporate costs, partially offset by an increase in firm system electric sales and a decrease in fuel expense.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2004. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

For information regarding legal proceedings, see Note 6 in Item 8 of the Company’s 2003 Annual Report on Form 10-K and Note 8 of our Notes to Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.

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

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended March 31, 2004.

BLACK HILLS POWER, INC.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

/s/ David R. Emery David R. Emery, President and Chief Executive Officer

/s/ Mark T. Thies Mark T. Thies, Executive Vice President and Chief Financial Officer

Dated: May 13, 2004

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