Form 10-Q
period 2004-06-30
BLACK HILLS POWER INC
filed 2004-08-10
CIK 12400

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004.

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

Yes______        No X

As of July 31, 2004 there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Statements of Income -
	Three and six months ended June 30, 2004 and 2003	3
	Condensed Balance Sheets -
	June 30, 2004 and December 31, 2003	4
	Condensed Statements of Cash Flows -
	Six months ended June 30, 2004 and 2003	5
	Notes to Condensed Financial Statements	6-9
Item 2.	Results of Operations	10-12
Item 4.	Controls and Procedures	12
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures	14
	Exhibit Index	15

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
	(in thousands)
Operating revenue	$39,809	$39,207	$81,456	$82,970

Operating expenses:
Fuel and purchased power	14,383	11,445	27,193	25,881
Operations and maintenance	7,817	6,679	13,997	12,103
Administrative and general	4,110	3,665	8,188	7,103
Depreciation and amortization	4,803	4,809	9,746	9,537
Taxes, other than income taxes	2,136	2,012	4,364	4,097

	33,249	28,610	63,488	58,721

Operating income	6,560	10,597	17,968	24,249

Other income (expense):
Interest expense	(4,217)	(4,301)	(8,433)	(8,604)
Other income	267	741	606	1,424

	(3,950)	(3,560)	(7,827)	(7,180)

Income before income taxes and
discontinued operations	2,610	7,037	10,141	17,069
Income taxes	(794)	(2,315)	(3,289)	(5,648)

Income from continuing operations	1,816	4,722	6,852	11,421
Discontinued operations, net of
income taxes (Note 3)	--	--	--	1,906

Net income	$1,816	$4,722	$6,852	$13,327

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30	December 31
	2004	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$893	$1,052
Receivables (net of allowance for doubtful accounts of $905 and $898, respectively)	16,036	17,012
Receivables - related party	33,551	38,618
Materials, supplies and fuel	10,448	9,560
Prepaid income taxes	--	2,813
Deferred income taxes	108	--

	61,036	69,055

Investments	3,086	2,920

Property and equipment	631,216	623,197
Less accumulated depreciation	(223,921)	(212,041)

	407,295	411,156

Other assets:
Regulatory asset	4,320	4,320
Other	14,074	15,622

	18,394	19,942

Total	$489,811	$503,073

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$6,786	$6,929
Accounts payable - related party	569	7,909
Accrued liabilities	16,025	15,691
Current maturities of long-term debt	1,988	1,986
Deferred income taxes	--	239

	25,368	32,754

Long-term debt, net of current maturities	208,083	210,056

Deferred credits:
Deferred income taxes	66,877	65,633
Regulatory liability	6,174	6,337
Other	12,867	12,724

	85,918	84,694

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,549	39,549
Retained earnings	108,950	114,098
Accumulated other comprehensive loss	(1,473)	(1,494)

	170,442	175,569

Total	$489,811	$503,073

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30
	2004	2003
	(in thousands)
Operating activities:
Net income	$6,852	$13,327
Adjustments to reconcile net income to cash provided by
operating activities:
Income from discontinued operations	--	(1,906)
Depreciation and amortization	9,746	9,537
Deferred income tax	897	5,679
Change in operating assets and liabilities -
Accounts receivable and other current assets	3,296	788
Accounts payable and other current liabilities	(7,149)	4,979
Other operating activities	1,672	(1,644)

	15,314	30,760

Investing activities:
Property additions	(5,903)	(11,724)
Decrease in notes receivable from associated companies, net	4,665	2,846
Increase in investments	(264)	(179)

	(1,502)	(9,057)

Financing activities
Dividends paid	(12,000)	(17,727)
Long-term debt - repayments	(1,971)	(2,518)

	(13,971)	(20,245)

Increase (decrease) in cash and cash equivalents	(159)	1,458
Cash and cash equivalents:
Beginning of period	1,052	518

End of period	$893	$1,976

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest	$8,349	$8,529
Income taxes refunded, net	$(3,111)	$(3,886)
Stock dividend distribution to Black Hills Corporation, the
parent company of Black Hills Power, Inc. (Note 3)	$--	$45,687

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2004, December 31, 2003 and June 30, 2003, financial information and are of a normal recurring nature. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

Revenues and net income from the discontinued operations are as follows (in thousands):

Six months ended
June 30,
2003
Revenue	$41,485

Income before income taxes	$2,833
Income taxes	(927)

Net income from discontinued operations	$1,906

(4)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1 that was issued in January 2004 under the same title. The Company provides prescription drug benefits to certain eligible employees and is currently analyzing what the effects of the 2003 Medicare Act has on its accumulated postretirement benefit obligation or net periodic postretirement benefit cost. FSP 106-2 is effective for the first interim period beginning after June 15, 2004.

(5)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Net income	$1,816	$4,722	$6,852	$13,327
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges included
in discontinued operations	--	--	--	(360)
Reclassification adjustment on interest rate
swap included in net income	11	10	21	20

Comprehensive income	$1,827	$4,732	$6,873	$12,987

(6)	RELATED-PARTY TRANSACTIONS

Receivables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $0.5 million and $0.9 million as of June 30, 2004 and December 31, 2003, respectively.

The Company also has extended a line of credit to its Parent, Black Hills Corporation (the Parent), which is due on demand. Outstanding advances were $33.0 million at June 30, 2004 and $37.7 million at December 31, 2003. Interest income received on the note was $0.4 million and $0.9 for the six month periods ended June 30, 2004 and June 30, 2003, respectively. Advances under these notes bear interest at a variable rate that does not exceed prime (2.62 percent at June 30, 2004) and is receivable monthly.

Other Balances and Transactions

In addition to the above transactions, in order to fuel its combustion turbine, the Company purchased natural gas from Enserco Energy, an indirect subsidiary of the Parent. The amount purchased during the three month periods ended June 30, 2004 and June 30, 2003 was approximately $0.3 million and $1.0 million, respectively. The amount purchased during the six month periods ended June 30, 2004 and June 30, 2003 was approximately $0.5 million and $2.7 million, respectively. These amounts are included in “Fuel and purchased power” on the Condensed Statements of Income.

The Company also received revenues of approximately $0.2 million and $0.1 million for the three month periods ended June 30, 2004 and June 30, 2003, and $0.6 million and $1.7 million for the six month periods ended June 30, 2004 and June 30, 2003, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

(7)	EMPLOYEE BENEFIT PLAN

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan for the periods ended June 30 are as follows, (in thousands):

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Service cost	$240	$178	$480	$356
Interest cost	655	625	1,310	1,250
Expected return on plan assets	(855)	(618)	(1,710)	(1,236)
Amortization of prior service cost	41	41	82	82
Amortization of net loss	270	276	540	552

Net periodic benefit cost	$351	$502	$702	$1,004

The Company does not anticipate that a contribution will be made to the Plan in the 2004 fiscal year.

Supplemental Nonqualified Defined Benefit Plan

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The Plans are nonqualified defined benefit plans.

The components of net periodic benefit cost for the supplemental nonqualified plans for the periods ended June 30 are as follows, (in thousands):

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Service cost	$--	$1	$--	$2
Interest cost	27	26	54	52
Amortization of prior service credit	--	(1)	--	(2)
Amortization of net loss	13	11	26	22

Net periodic benefit cost	$40	$37	$80	$74

The Company anticipates that contributions to the supplemental retirement plans for the 2004 fiscal year will be approximately $0.1 million; the contributions are expected to be in the form of benefit payments.

Non-pension Defined Benefit Postretirement Plan

Employees who are participants in the Company’s postretirement healthcare plan and who retire from the Company on or after attaining age 55 after completing at least five years of service to the Company are entitled to postretirement healthcare benefits. These financial statements and this Note do not reflect the effects of the 2003 Medicare Act on the postretirement benefit plan (see Note 4).

The components of net periodic benefit cost for the postretirement healthcare plan for the periods ended June 30 are as follows, (in thousands):

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Service cost	$75	$50	$150	$100
Interest cost	121	109	242	218
Amortization of net transition obligation	29	29	58	58
Amortization of prior service credit	(5)	(5)	(10)	(10)
Amortization of net loss	36	19	72	38

Net periodic benefit cost	$256	$202	$512	$404

The Company anticipates that contributions to the postretirement healthcare plan for the 2004 fiscal year will be approximately $0.5 million; the contributions are expected to be in the form of benefits and administrative costs paid.

(8)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 6 of the Company’s 2003 Annual Report on Form 10-K. There have been no material developments in these proceedings or any new material proceedings that have developed during the first six months of 2004.

ITEM 2.      RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(in thousands)
Revenue	$39,809	$39,207	$81,456	$82,970
Operating expenses	33,249	28,610	63,488	58,721

Operating income	$6,560	$10,597	$17,968	$24,249

Income from continuing operations	$1,816	$4,722	$6,852	$11,421

The following table provides certain operating statistics:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Firm (system) sales - MWh	451,000	447,400	964,300	952,900
Off-system sales - MWh	259,600	234,100	461,900	479,800

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. Electric utility revenues increased 2 percent for the three-month period ended June 30, 2004, compared to the same period in the prior year. The increase in revenue was primarily due to an 11 percent increase in off-system electric MWh sales offset by a 1 percent decrease in average prices received. Revenues were impacted in part by plant availability resulting from unscheduled and scheduled maintenance outages during the three month period ended June 30, 2004. Firm commercial and industrial electricity revenues increased 1 percent and 2 percent, respectively, offset by a slight decrease in residential revenues. Degree days, which is a measure of weather trends, were 3 percent below last year.

Electric operating expenses increased 16 percent for the three-month period ended June 30, 2004, compared to the same period in the prior year. Purchased power increased $3.7 million due to a 40 percent increase in megawatt-hours purchased, at a 7 percent increase in the average cost per megawatt-hour. Megawatt-hours purchased increased due to replacement power needed because of scheduled and unscheduled plant outages and uneconomic dispatch of our gas turbines. Gas costs decreased 19 percent due to a 78 percent decrease in megawatt-hours generated with our gas turbines, as prevailing prices made it more economical for us to purchase power for our peaking needs when it was available rather than generate energy from our gas turbines. The average cost per megawatt-hour of our gas generation was $81.89 for the three months ended June 30, 2004 compared to $31.34 per megawatt-hour for purchased power for the same time period. The decrease in fuel expense was offset by increased maintenance costs for scheduled and unscheduled plant outages, increased health insurance costs and an increase in allocated corporate costs.

Income from continuing operations decreased $2.9 million primarily due to increases in purchased power expense, maintenance expense, health insurance expense and allocated corporate costs, partially offset by an increase in firm system and off-system electric sales and a decrease in fuel expense.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003. Electric utility revenues decreased 2 percent for the six-month period ended June 30, 2004, compared to the same period in the prior year. The decrease in revenue was primarily due to a 4 percent decrease in off-system electric MWh sales and a 4 percent decrease in average prices received. Revenues were impacted in part by plant availability resulting from unscheduled and scheduled maintenance outages during the six month period ended June 30, 2004. The decrease in revenue from off-system sales was partially offset by strong retail sales. Residential, commercial and industrial revenues increased 2 percent, 1 percent and 4 percent, respectively, while degree days, which is a measure of weather trends, were 6 percent below last year.

Electric operating expenses increased 8 percent for the six-month period ended June 30, 2004, compared to the same period in the prior year. Purchased power increased $4.9 million due to a 31 percent increase in megawatt-hours purchased. Megawatt-hours purchased increased primarily due to replacement power needed because of scheduled and unscheduled plant outages and uneconomic dispatch of our gas turbines. Gas costs decreased 35 percent due to a 90 percent decrease in megawatt-hours generated with our gas turbines as prevailing prices made it more economical for us to purchase power for our peaking needs when it was available rather than generate energy from our gas turbines. The average cost per megawatt-hour of our gas generation was $95.22 for the six months ended June 30, 2004 compared to $32.20 per megawatt-hour for purchased power for the same time period. The decrease in fuel expense was offset by increased maintenance costs for scheduled and unscheduled plant outages, increased health insurance costs and an increase in allocated corporate costs.

Income from continuing operations decreased $4.6 million primarily due to a decrease in off-system electric revenue and increases in purchased power expense, maintenance expense, health insurance expense and allocated corporate costs, partially offset by an increase in firm system electric sales and a decrease in fuel expense.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2004. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is included in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

(b) Reports on Form 8-K

We filed no reports on Form 8-K during the quarter ended June 30, 2004.

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

Dated: August 10, 2004

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