Form 10-Q
period 2004-09-30
BLACK HILLS POWER INC
filed 2004-11-12
CIK 12400

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004.

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

Yes______        No X

As of October 29, 2004 there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Statements of Income -
	Three and nine months ended September 30, 2004 and 2003	3
	Condensed Balance Sheets -
	September 30, 2004 and December 31, 2003	4
	Condensed Statements of Cash Flows -
	Nine months ended September 30, 2004 and 2003	5
	Notes to Condensed Financial Statements	6-10
Item 2.	Results of Operations	10-12
Item 4.	Controls and Procedures	12
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 6.	Exhibits	13
	Signatures	14
	Exhibit Index	15

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
	(in thousands)
Operating revenue	$47,921	$46,268	$129,377	$129,238

Operating expenses:
Fuel and purchased power	18,506	15,545	45,698	41,426
Operations and maintenance	5,993	6,564	19,991	18,667
Administrative and general	4,533	2,837	12,721	9,940
Depreciation and amortization	4,703	4,809	14,448	14,346
Taxes, other than income taxes	1,680	2,018	6,044	6,114

	35,415	31,773	98,902	90,493

Operating income	12,506	14,495	30,475	38,745

Other income (expense):
Interest expense	(4,138)	(4,499)	(12,545)	(12,704)
Other income	274	335	852	1,360

	(3,864)	(4,164)	(11,693)	(11,344)

Income before income taxes and
discontinued operations	8,642	10,331	18,782	27,401
Income taxes	(2,782)	(3,559)	(6,070)	(9,208)

Income from continuing operations	5,860	6,772	12,712	18,193
Discontinued operations, net of
income taxes (Note 3)	--	--	--	1,906

Net income	$5,860	$6,772	$12,712	$20,099

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	September 30	December 31
	2004	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$607	$1,052
Receivables (net of allowance for doubtful accounts of $909 and $898, respectively)	15,145	17,012
Receivables - related party	25,868	38,618
Materials, supplies and fuel	10,684	9,560
Prepaid income taxes	--	2,813

	52,304	69,055

Investments	3,101	2,920

Property and equipment	635,278	623,197
Less accumulated depreciation	(228,144)	(212,041)

	407,134	411,156

Other assets:
Regulatory asset	4,172	4,320
Other	14,287	15,622

	18,459	19,942

Total	$480,998	$503,073

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$6,057	$6,929
Accounts payable - related party	873	7,909
Accrued liabilities	13,608	15,691
Current maturities of long-term debt	46,989	1,986
Deferred income taxes	24	239

	67,551	32,754

Long-term debt, net of current maturities	157,224	210,056

Deferred credits:
Deferred income taxes	66,641	65,633
Regulatory liability	6,116	6,337
Other	13,154	12,724

	85,911	84,694

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,549	39,549
Retained earnings	108,810	114,098
Accumulated other comprehensive loss	(1,463)	(1,494)

	170,312	175,569

Total	$480,998	$503,073

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30
	2004	2003
	(in thousands)
Operating activities:
Net income	$12,712	$20,099
Adjustments to reconcile net income to cash provided by
operating activities:
Income from discontinued operations	--	(1,906)
Depreciation and amortization	14,448	14,346
Deferred income tax	793	4,312
Change in operating assets and liabilities -
Accounts receivable and other current assets	3,961	2,927
Accounts payable and other current liabilities	(9,991)	4,526
Other operating activities	1,734	(5,983)

	23,657	38,321

Investing activities:
Property additions	(10,426)	(21,992)
Decrease in notes receivable from associated companies, net	12,334	11,249
Increase in investments	(181)	(199)

	1,727	(10,942)

Financing activities
Dividends paid	(18,000)	(23,728)
Long-term debt - repayments	(7,829)	(3,088)

	(25,829)	(26,816)

Increase (decrease) in cash and cash equivalents	(445)	563
Cash and cash equivalents:
Beginning of period	1,052	518

End of period	$607	$1,081

Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest	$14,745	$14,996
Income taxes paid (refunded), net	$(3,111)	$(4)
Stock dividend distribution to Black Hills Corporation, the
parent company of Black Hills Power, Inc. (Note 3)	$--	$45,687

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2004, December 31, 2003 and September 30, 2003, financial information and are of a normal recurring nature. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

Revenues and net income from the discontinued operations are as follows (in thousands):

Nine months ended
September 30,
2003
Revenue	$41,485

Income before income taxes	$2,833
Income taxes	(927)

Net income from discontinued operations	$1,906

(4)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2), which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1 that was issued in January 2004 under the same title. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. The Company provides prescription drug benefits to certain eligible employees and will include the effects of the 2003 Medicare Act on its next actuarial measurement of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost. The Company uses a September 30 measurement date for the Plan.

(5)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net income	$5,860	$6,772	$12,712	$20,099
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges included
in discontinued operations	--	--	--	(360)
Reclassification adjustment on interest rate
swap included in net income	10	10	31	31

Comprehensive income	$5,870	$6,782	$12,743	$19,770

(6)	CHANGES IN LONG-TERM DEBT

On August 31, 2004, the Company effected a call on $5.9 million, 6.7 percent Pollution Control Revenue Bonds issued through Lawrence County, South Dakota. The bonds had a maturity date of 2010.

On September 21, 2004, the Company initiated a notice to call, effective October 21, 2004, the entire $45 million Series AB 8.3 percent bonds. The bonds had a maturity date of 2024. Due to the notice to call, the bonds have been classified to current maturities of long-term debt on the September 30, 2004 Balance Sheet.

(7)	RELATED-PARTY TRANSACTIONS

Receivables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $0.5 million and $0.9 million as of September 30, 2004 and December 31, 2003, respectively.

The Company also has extended a line of credit to its Parent, Black Hills Corporation (the Parent), which is due on demand. Outstanding advances were $25.4 million at September 30, 2004 and $37.7 million at December 31, 2003. Interest income received on the note was $0.7 million and $1.2 million for the nine month periods ended September 30, 2004 and September 30, 2003, respectively. Advances under these notes bear interest at a variable rate that does not exceed prime (3.09 percent at September 30, 2004) and is receivable monthly.

Other Balances and Transactions

In addition to the above transactions, in order to fuel its combustion turbine, the Company purchased natural gas from Enserco Energy, an indirect subsidiary of the Parent. The amount purchased during the three month periods ended September 30, 2004 and September 30, 2003 was approximately $0.9 million and $2.7 million, respectively. The amount purchased during the nine month periods ended September 30, 2004 and September 30, 2003 was approximately $1.5 million and $5.4 million, respectively. These amounts are included in “Fuel and purchased power” on the Condensed Statements of Income.

The Company also received revenues of approximately $0.2 million and $0.6 million for the three month periods ended September 30, 2004 and September 30, 2003, and $0.6 million and $0.8 million for the nine month periods ended September 30, 2004 and September 30, 2003, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

(8)	EMPLOYEE BENEFIT PLAN

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan for the periods ended September 30 are as follows, (in thousands):

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Service cost	$240	$178	$720	$534
Interest cost	655	625	1,965	1,875
Expected return on plan assets	(855)	(618)	(2,565)	(1,854)
Amortization of prior service cost	41	41	123	123
Amortization of net loss	270	276	810	828

Net periodic benefit cost	$351	$502	$1,053	$1,506

The Company does not anticipate that a contribution will be made to the Plan in the 2004 fiscal year.

Supplemental Nonqualified Defined Benefit Plan

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The Plans are nonqualified defined benefit plans.

The components of net periodic benefit cost for the supplemental nonqualified plans for the periods ended September 30 are as follows, (in thousands):

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Service cost	$--	$1	$--	$3
Interest cost	27	26	81	78
Amortization of prior service credit	--	(1)	--	(3)
Amortization of net loss	13	11	39	33

Net periodic benefit cost	$40	$37	$120	$111

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

The components of net periodic benefit cost for the postretirement healthcare plan for the periods ended September 30 are as follows, (in thousands):

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Service cost	$75	$50	$225	$150
Interest cost	121	109	363	327
Amortization of net transition obligation	29	29	87	87
Amortization of prior service credit	(5)	(5)	(15)	(15)
Amortization of net loss	36	19	108	57

Net periodic benefit cost	$256	$202	$768	$606

The Company anticipates that contributions to the postretirement healthcare plan for the 2004 fiscal year will be approximately $0.5 million; the contributions are expected to be in the form of benefits and administrative costs paid.

(9)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 6 of the Company’s 2003 Annual Report on Form 10-K. There have been no material developments in these proceedings or any new material proceedings that have developed during the first nine months of 2004.

(10)	SUBSEQUENT EVENT

On October 21, 2004, the Company effected a call on its Series AB, $45 million 8.3 percent First Mortgage Bonds. The bonds had a maturity date of 2024.

ITEM 2.    RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(in thousands)
Revenue	$47,921	$46,268	$129,377	$129,238
Operating expenses	35,415	31,773	98,902	90,493

Operating income	$12,506	$14,495	$30,475	$38,745

Income from continuing operations	$5,860	$6,772	$12,712	$18,193

The following table provides certain operating statistics:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Firm (system) sales - MWh	511,800	545,300	1,476,000	1,498,100
Off-system sales - MWh	335,500	204,700	797,400	684,500

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003. Electric utility revenues increased 4 percent for the three-month period ended September 30, 2004, compared to the same period in the prior year. The increase in revenue was primarily due to a 64 percent increase in off-system electric megawatt-hour sales offset by an 11 percent decrease in average prices received from off-system sales. Firm commercial and residential electricity revenues decreased 5 percent and 12 percent, respectively, and industrial revenues increased 1 percent. Degree days, which is a measure of weather trends, were 37 percent below last year.

Electric operating expenses increased 11 percent for the three-month period ended September 30, 2004, compared to the same period in the prior year. Purchased power increased $4.3 million due to a 51 percent increase in megawatt-hours purchased, at a 5 percent decrease in the average cost per megawatt-hour. Megawatt-hours purchased increased due to uneconomic dispatch of our gas turbines and to support the increase in off-system sales. Gas costs decreased 55 percent due to a 64 percent decrease in megawatt-hours generated with our gas turbines, as prevailing prices made it more economical for us to purchase power for our peaking needs when it was available rather than generate energy from our gas turbines. The average cost per megawatt-hour of our gas generation was $67.03 for the three months ended September 30, 2004, while the average cost for purchased power was $35.25 per megawatt-hour for the same period. The decrease in fuel expense was offset by increased power marketing costs, increased health insurance costs and an increase in allocated corporate costs.

Income from continuing operations decreased $0.9 million primarily due to increases in purchased power expense, costs associated with the increase in off-system sales, health insurance expense and allocated corporate costs, partially offset by an increase in off-system electric sales and the decrease in gas costs.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003. Electric utility revenues were flat for the nine-month period ended September 30, 2004, compared to the same period in the prior year. Off-system electric megawatt-hour sales increased 16 percent at a 5 percent decrease in average prices received. Revenues were impacted in part by reduced Open Access Transmission Tariff rates and plant availability resulting from unscheduled and scheduled maintenance outages during the nine month period ended September 30, 2004. The increase in revenue from off-system sales was partially offset by decreased retail sales. Residential and commercial revenues decreased 3 percent and 2 percent, respectively, and industrial revenues increased 3 percent. Degree days, which is a measure of weather trends, were 12 percent below last year.

Electric operating expenses increased 9 percent for the nine-month period ended September 30, 2004, compared to the same period in the prior year. Purchased power increased $9.2 million due to a 38 percent increase in megawatt-hours purchased. Megawatt-hours purchased increased primarily due to a 16 percent increase in off-system megawatt-hour sales and the uneconomic dispatch of our gas turbines. Gas costs decreased 70 percent due to an 83 percent decrease in megawatt-hours generated with our gas turbines as prevailing prices made it more economical for us to purchase power for our peaking needs when it was available rather than generate energy from our gas turbines. The average cost per megawatt-hour of our gas generation was $76.33 for the nine months ended September 30, 2004, while the average cost for purchased power was $33.38 per megawatt-hour for the same period. The decrease in fuel expense was offset by increased plant maintenance costs, power marketing costs, health insurance costs and allocated corporate costs.

Income from continuing operations decreased $5.5 million primarily due to increases in purchased power expense, maintenance expense, costs associated with the increase in off-system sales, health insurance expense and allocated corporate costs, partially offset by an increase in off-system electric sales and the decrease in gas costs.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2004. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is included in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

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

For information regarding legal proceedings, see Note 6 in Item 8 of the Company’s 2003 Annual Report on Form 10-K and Note 9 of our Notes to Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 9 is incorporated by reference into this item.

Item 6.	Exhibits

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

Dated: November 12, 2004

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