Form 10-Q
period 2005-03-31
BLACK HILLS POWER INC
filed 2005-05-16
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

•	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

OR

•	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 1-7978

Black Hills Power, Inc.
Incorporated in South Dakota	IRS Identification Number 46-0111677

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of April 30, 2005, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three Months Ended March 31, 2005 and 2004	3

	Condensed Balance Sheets –
	March 31, 2005 and December 31, 2004	4

	Condensed Statements of Cash Flows –
	Three Months Ended March 31, 2005 and 2004	5

	Notes to Condensed Financial Statements	6-8

Item 2.	Results of Operations	9-10

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 6.	Exhibits	11

	Signatures	12

	Exhibit Index	13

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31
	2005	2004
	(in thousands)
Operating revenue	$43,147	$41,647

Operating expenses:
Fuel and purchased power	15,207	12,809
Operations and maintenance	5,357	6,180
Administrative and general	5,960	4,078
Depreciation and amortization	4,938	4,943
Taxes, other than income taxes	2,190	2,229

	33,652	30,239

Operating income	9,495	11,408

Other income (expense):
Interest expense	(3,215)	(4,188)
Interest income	34	213
Other expense	183	(51)
Other income	(43)	149

	(3,041)	(3,877)

Income before income taxes	6,454	7,531
Income taxes	(2,132)	(2,494)

Net income	$4,322	$5,037

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31 2005	December 31 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$550	$344
Restricted cash	3,069	3,069
Receivables (net of allowance for doubtful accounts of $913 and $912, respectively)	15,968	18,497
Receivables - related party	1,881	891
Materials, supplies and fuel	10,892	11,513
Prepaid income taxes	--	1,872
Other current assets	296	474

	32,656	36,660

Investments	3,411	3,275

Property, plant and equipment	640,566	637,630
Less accumulated depreciation	(237,493)	(232,401)

	403,073	405,229

Other assets:
Regulatory asset	7,190	7,237
Other	12,951	13,204

	20,141	20,441

	$459,281	$465,605

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,992	$1,991
Accounts payable	5,251	7,551
Accounts payable – affiliate	351	331
Note payable – affiliate	15,365	25,074
Accrued liabilities	15,084	13,814
Deferred income taxes	317	2

	38,360	48,763

Long-term debt, net of current maturities	157,205	157,215

Deferred credits and other liabilities:
Deferred income taxes	68,940	69,233
Regulatory liability	5,935	6,021
Other	13,672	13,537

	88,547	88,791

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,549	39,549
Retained earnings	113,629	109,307
Accumulated other comprehensive loss	(1,425)	(1,436)

	175,169	170,836

	$459,281	$465,605

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31
	2005	2004
	(in thousands)
Operating activities:
Net income	$4,322	$5,037
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,938	4,943
Deferred income tax	22	370
Change in operating assets and liabilities -
Accounts receivable and other current assets	4,209	3,459
Accounts payable and other current liabilities	(1,010)	(7,402)
Other operating activities	361	125

	12,842	6,532

Investing activities:
Property, plant and equipment additions	(2,782)	(2,216)
Change in notes receivable from associated companies, net	--	1,519
Increase in investments	(136)	(124)

	(2,918)	(821)

Financing activities:
Changes in notes payable to associated companies, net	(9,709)	--
Dividends paid	--	(6,000)
Long-term debt – repayments	(9)	(8)

	(9,718)	(6,008)

Increase (decrease) in cash and cash equivalents	206	(297)
Cash and cash equivalents:
Beginning of period	344	1,052

End of period	$550	$755

Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$3,374	$6,338
Net income taxes (received) paid	$688	$(3,111)

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements

(unaudited)

(Reference is made to Notes to Financial Statements

included in the Company’s 2004 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The financial statements included herein have been prepared by Black Hills Power, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2005, December 31, 2004 and March 31, 2004, financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

(2)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three Months Ended
	March 31
	2005	2004

Net income	$4,322	$5,037
Other comprehensive income, net of tax:
Reclassification adjustment on interest rate swap included
in net income	11	10
Comprehensive income	$4,333	$5,047

(3)	RELATED-PARTY TRANSACTIONS

Receivables/Payables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.9 million and $0.9 million as of March 31, 2005 and December 31, 2004, respectively.

The Company also has a line of credit with its Parent, Black Hills Corporation (the Parent), which is due on demand. Outstanding advances were $15.4 million at March 31, 2005 and $25.1 million at December 31, 2004. Interest paid on the note was $0.2 million for the three-month period ended March 31, 2005. Advances under this note bear interest at 1.25 percent above the one-month average LIBOR rate (4.12 percent at March 31, 2005) and is payable monthly.

Other Balances and Transactions

The Company received revenues of approximately $0.1 million and $0.5 million for each of the three-month periods ended March 31, 2005 and March 31, 2004, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

(4)	LONG TERM DEBT

In May 2005, the Company’s parent, Black Hills Corporation, completed a new five year, $400 million revolving bank facility. As part of the new bank facility, Black Hills Corporation has agreed to reserve an aggregate amount equal to $3.1 million (the “BHP Reserve”) to fund, directly or indirectly, any liquidity needs arising under, or in connection with, the loan agreement between the City of Gillette, Campbell County, Wyoming and the Company pursuant to the Company’s $2.9 million Series 94A Floating Rate Environmental Improvement Revenue Bonds.

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan for the three months ended March 31 are as follows (in thousands):

	2005	2004

Service cost	$248	$240
Interest cost	675	655
Expected return on plan assets	(870)	(855)
Amortization of prior service cost	39	41
Amortization of net loss	213	270

Net periodic benefit cost	$305	$351

The Company does not anticipate that a contribution will be made to the Plan in the 2005 fiscal year.

Supplemental Nonqualified Defined Benefit Plan

The Company has various supplemental retirement plans for outside directors and key executives of the Company. The Plans are nonqualified defined benefit plans.

The components of net periodic benefit cost for the supplemental nonqualified plans for the three months ended March 31 are as follows (in thousands):

	2005	2004

Service cost	$—	$—
Interest cost	27	27
Amortization of net loss	12	13

Net periodic benefit cost	$39	$40

The Company anticipates that contributions to the Plan for the 2005 fiscal year will be approximately $0.1 million; the contributions are expected to be in the form of benefit payments.

Non-pension Defined Benefit Postretirement Plan

Employees who are participant’s in the Company’s Postretirement Healthcare Plan and who retire from the Company on or after attaining age 55 after completing at least five years of service to the Company are entitled to postretirement healthcare benefits. These financial statements and this Note do not reflect the effects of the 2003 Medicare Act on the postretirement benefit plan.

The components of net periodic benefit cost for the Postretirement Healthcare Plan for the three months ended March 31 are as follows (in thousands):

	2005	2004

Service cost	$73	$75
Interest cost	116	121
Amortization of net transition obligation	29	29
Amortization of prior service cost	(5)	(5)
Amortization of net loss	19	36

Net periodic benefit cost	$232	$256

The Company anticipates that contributions to the Plan for the 2005 fiscal year will be approximately $0.2 million; the contributions are expected to be in the form of benefits paid.

(6)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 10 of the Company’s 2004 Annual Report on Form 10-K. There have been no material developments in these proceedings or any new material proceedings that have developed during the first quarter of 2005.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended
	March 31
	2005	2004
	(in thousands)

Revenue	$43,147	$41,647
Operating expenses	33,652	30,239
Operating income	$9,495	$11,408

Net income	$4,322	$5,037

The following table provides certain operating statistics:

	Three Months Ended
	March 31
	2005	2004

Firm (system) sales – MWh	517,962	513,234
Off-system sales – MWh	231,314	202,294

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004. Electric utility revenues increased 4 percent for the three-month period ended March 31, 2005, compared to the same period in the prior year. The increase in revenue was primarily due to a 14 percent increase in off-system electric megawatt-hour sales at an 8 percent increase in average prices received. Firm residential, commercial and wholesale sales increased 1 percent, 2 percent and 1 percent, respectively, and industrial sales declined 1 percent. Degree days, which is a measure of weather trends, were 4 percent below last year.

Electric operating expenses increased 11 percent for the three-month period ended March 31, 2005, compared to the same period in the prior year. Purchased power increased $2.7 million due to a 14 percent increase in megawatt-hours purchased, at a 13 percent increase in the average cost per megawatt-hour. The increase in purchased power costs was primarily due to the increased off-system sales and 18 days of unscheduled plant outages at the Wyodak plant and was partially offset by a $0.3 million decrease in fuel costs as prevailing gas prices made it more economical for us to purchase power for our peaking needs and increased off-system sales, rather than generate energy utilizing our gas turbines. The increase in operating expense was also affected by increased legal expense and health insurance costs, partially offset by lower maintenance costs.

Net income decreased $0.7 million primarily due to the increase in purchased power expense, legal expense and health insurance expense, partially offset by an increase in electric sales and a decrease in interest expense primarily due to the pay down of debt.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Items 1 and 2 of our 2004 Annual Report on Form 10-K filed with the SEC, and the following:

• The amount and timing of capital deployment in new investment opportunities or for the repurchase of debt or stock;
• Our ability to remedy any deficiencies that may be identified in the periodic review of our internal controls;

•             The timing and extent of changes in energy-related and commodity prices, interest rates, energy and commodity supply or volume, the cost of transportation of commodities, and demand for our services, all of which can affect our earnings, liquidity position and the underlying value of our assets;

• The timing and extent of scheduled and unscheduled outages of power generation facilities;
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
• Changes in state laws or regulations that could cause us to curtail our independent power production;
• Weather and other natural phenomena;
• Industry and market changes, including the impact of consolidations and changes in competition;
• The effect of accounting policies issued periodically by accounting standard-setting bodies;
• The cost and effects on our business, including insurance, resulting from terrorist actions or responses to such actions;
• Capital market conditions, which may affect our ability to raise capital on favorable terms;
• Price risk due to marketable securities held as investments in benefit plans;
• Obtaining adequate cost recovery for our operations through regulatory proceedings; and
• Other factors discussed from time to time in our other filings with the SEC.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2005. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 10 in Item 8 of the Company’s 2004 Annual Report on Form 10-K and Note 6 of our Notes to Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 6 is incorporated by reference into this item.

Item 6.	Exhibits

(a)	Exhibits–

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

BLACK HILLS POWER, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

/s/ David R. Emery
David R. Emery, President and
Chief Executive Officer

/s/ Mark T. Thies
Mark T. Thies, Executive Vice President and
Chief Financial Officer

Dated: May 16, 2005

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.