Form 10-Q
period 2005-06-30
BLACK HILLS POWER INC
filed 2005-08-15
CIK 12400

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005.

OR

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

       Yes              No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       Yes              No

As of July 29, 2005, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Statements of Income -
	Three and Six Months Ended June 30, 2005 and 2004	3
	Condensed Balance Sheets -
	June 30, 2005 and December 31, 2004	4
	Condensed Statements of Cash Flows -
	Three and Six Months Ended June 30, 2005 and 2004	5
	Notes to Condensed Financial Statements	6-9
Item 2.	Results of Operations	9-12
Item 4.	Controls and Procedures	13
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 6.	Exhibits	13
	Signatures	14
	Exhibit Index	15

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(in thousands)
Operating revenue	$42,261	$39,809	$85,408	$81,456

Operating expenses:
Fuel and purchased power	15,587	14,383	30,794	27,193
Operations and maintenance	6,613	7,817	11,970	13,997
Administrative and general	5,062	4,110	11,022	8,188
Depreciation and amortization	4,759	4,803	9,697	9,746
Taxes, other than income taxes	2,120	2,136	4,310	4,364

	34,141	33,249	67,793	63,488

Operating income	8,120	6,560	17,615	17,968

Other income (expense):
Interest expense	(3,146)	(4,218)	(6,361)	(8,406)
Interest income	9	226	43	438
Other income, net	134	42	275	141

	(3,003)	(3,950)	(6,043)	(7,827)

Income before income taxes	5,117	2,610	11,572	10,141
Income taxes	(1,708)	(794)	(3,840)	(3,289)

Net income	$3,409	$1,816	$7,732	$6,852

        The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30	December 31
	2005	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6	$344
Restricted cash	--	3,069
Receivables (net of allowance for doubtful accounts of $907 and $912, respectively)	15,630	18,497
Receivables - affiliate	1,173	891
Materials, supplies and fuel	12,944	11,513
Deferred income taxes	686	--
Other current assets	1,099	2,346

	31,538	36,660

Investments	3,283	3,275

Property, plant and equipment	645,027	637,630
Less accumulated depreciation	(242,246)	(232,401)

	402,781	405,229

Other assets:
Regulatory assets	7,144	7,237
Other	13,002	13,204

	20,146	20,441

	$457,748	$465,605

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,993	$1,991
Accounts payable	7,080	7,551
Accounts payable - affiliate	485	331
Note payable - affiliate	10,724	25,074
Accrued liabilities	13,534	13,816

	33,816	48,763

Long-term debt, net of current maturities	155,240	157,215

Deferred credits and other liabilities:
Deferred income taxes	70,149	69,233
Regulatory liabilities	5,888	6,021
Other	14,124	13,537

	90,161	88,791

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,549	39,549
Retained earnings	117,039	109,307
Accumulated other comprehensive loss	(1,473)	(1,436)

	178,531	170,836

	$457,748	$465,605

        The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30
	2005	2004
	(in thousands)
Operating activities:
Net income	$7,732	$6,852
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,697	9,746
Deferred income tax	230	897
Change in operating assets and liabilities -
Accounts receivable and other current assets	2,406	3,296
Accounts payable and other current liabilities	(599)	(7,149)
Other operating activities	707	1,672

	20,173	15,314

Investing activities:
Property, plant and equipment additions	(7,249)	(5,903)
Change in notes receivable from associated companies, net	--	4,665
Change in investments and restricted cash	3,061	(264)

	(4,188)	(1,502)

Financing activities:
Changes in notes payable to associated companies, net	(14,350)	--
Dividends paid	--	(12,000)
Long-term debt - repayments	(1,973)	(1,971)

	(16,323)	(13,971)

Decrease in cash and cash equivalents	(338)	(159)
Cash and cash equivalents:
Beginning of period	344	1,052

End of period	$6	$893

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$7,508	$8,349
Income taxes paid (refunded)	$3,283	$(3,111)

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2005, December 31, 2004 and June 30, 2004, financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

(2)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income	$3,409	$1,816	$7,732	$6,852
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated
as cash flow hedges	(59)	--	(59)	--
Reclassification adjustment on interest rate
swap included in net income	11	11	22	21

Comprehensive income	$3,361	$1,827	$7,695	$6,873

(3)	RELATED-PARTY TRANSACTIONS

Receivables/Payables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.2 million and $0.9 million as of June 30, 2005 and December 31, 2004, respectively.

The Company also has a line of credit with its Parent, Black Hills Corporation (the Parent), which is due on demand. Outstanding advances were $10.7 million at June 30, 2005 and $25.1 million at December 31, 2004. Interest paid on the note was $0.1 million and $0.3 million for the three and six month periods ended June 30, 2005. Advances under this note bear interest at 1.25 percent above the one-month average LIBOR rate (4.59 percent at June 30, 2005) and is payable monthly.

Other Balances and Transactions

The Company received revenues of approximately $0.4 million and $0.2 million for each of the three month periods ended June 30, 2005 and June 30, 2004, respectively, and $0.4 million and $0.6 million for each of the six month periods ended June 30, 2005 and June 30, 2004, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

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

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Service cost	$248	$240	$496	$480
Interest cost	675	655	1,350	1,310
Expected return on plan assets	(870)	(855)	(1,740)	(1,710)
Amortization of prior service cost	39	41	78	82
Amortization of net loss	213	270	426	540

Net periodic benefit cost	$305	$351	$610	$702

The Company does not anticipate that it will need to make a contribution to the Plan in the 2005 fiscal year.

Supplemental Nonqualified Defined Benefit Plan

The Company has various supplemental retirement plans for outside directors and key executives of the Company (Supplemental Plans). The Supplemental Plans are nonqualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Service cost	$--	$--	$--	$--
Interest cost	27	27	54	54
Amortization of net loss	12	13	24	26

Net periodic benefit cost	$39	$40	$78	$80

The Company anticipates that it will need to make contributions to the Supplemental Plans for the 2005 fiscal year of approximately $0.1 million. The contributions are expected to be in the form of benefit payments.

Non-pension Defined Benefit Postretirement Plan

Employees who are participant’s in the Company’s Postretirement Healthcare Plan (Healthcare Plan) and who retire from the Company on or after attaining age 55 after completing at least five years of service to the Company are entitled to postretirement healthcare benefits. These financial statements and this Note do not reflect the effects of the 2003 Medicare Act on the Healthcare Plan.

The components of net periodic benefit cost for the Healthcare Plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Service cost	$73	$75	$146	$150
Interest cost	116	121	232	242
Amortization of net transition obligation	29	29	58	58
Amortization of prior service cost	(5)	(5)	(10)	(10)
Amortization of net loss	19	36	38	72

Net periodic benefit cost	$232	$256	$464	$512

The Company anticipates that it will need to make contributions to the Plan for the 2005 fiscal year of approximately $0.2 million. The contributions are expected to be in the form of benefits paid.

(6)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K. There have been no material developments in these proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first six months of 2005.

ITEM 2.        RESULTS OF OPERATIONS

Retail Services Group

Electric Utility

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(in thousands)
Revenue	$42,261	$39,809	$85,408	$81,456
Operating expenses	34,141	33,249	67,793	63,488

Operating income	$8,120	$6,560	$17,615	$17,968

Net income	$3,409	$1,816	$7,732	$6,852

The following tables provide certain operating statistics:

Electric Revenue
(in thousands)

	Three Months Ended June 30			Six Months Ended June 30
		Percentage			Percentage
Customer Base	2005	Change	2004	2005	Change	2004
Commercial	$11,634	6%	$10,987	$23,065	4%	$22,162
Residential	8,649	9	7,936	19,207	5	18,356
Industrial	4,910	1	4,870	9,764	--	9,788
Municipal sales	555	1	549	1,048	2	1,025
Contract wholesale	5,672	12	5,049	11,657	6	10,977
Wholesale off-system	9,171	5	8,697	17,284	15	15,002

Total electric sales	$40,591	7%	$38,088	$82,025	6%	$77,310

Other revenue	1,670	(3)	1,721	3,383	(18)	4,146

Total revenue	$42,261	6%	$39,809	$85,408	5%	$81,456

Megawatt Hours

	Three Months Ended June 30			Six Months Ended June 30
		Percentage			Percentage
Customer Base	2005	Change	2004	2005	Change	2004
Commercial	152,644	5%	145,802	310,162	4%	298,407
Residential	102,692	9	94,311	240,639	4	232,056
Industrial	103,695	5	98,745	202,093	2	197,266
Municipal sales	6,827	1	6,756	13,290	2	13,027
Contract wholesale	150,659	9	138,106	311,997	4	299,695
Wholesale off-system	212,460	(6)	226,099	400,074	4	384,887

Total electric sales	728,977	3%	709,819	1,478,255	4%	1,425,338

	Three Months Ended			Six Months Ended
	June 30			June 30
		Percentage			Percentage
Resources	2005	Change	2004	2005	Change	2004
Megawatt-hours generated:
Coal	426,400	15%	371,500	862,300	5%	823,100
Gas	3,830	(26)	5,200	5,500	(35)	8,400

	430,230	14	376,700	867,800	4	831,500
Megawatt-hours purchased	331,434	(8)	358,592	653,105	2	639,531

Total resources	761,664	4%	735,292	1,520,905	3%	1,471,031

	Three Months Ended			Six Months Ended
	June 30		Percentage	June 30		Percentage
	2005	2004	Change	2005	2004	Change
Heating and cooling degree days
Actual
Heating degree days	933	940	(1)%	3,923	4,048	(3)%
Cooling degree days	148	59	151%	148	59	151%
Variance from normal
Heating degree days	(6)%	(6)%	--	(9)%	(6)%	--
Cooling degree days	47%	(42)%	--	47%	(42)%	--

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. Electric utility revenues increased 6 percent for the three month period ended June 30, 2005, compared to the same period in the prior year. Firm commercial, residential, industrial and contract wholesale sales increased 6 percent, 9 percent, 1 percent and 12 percent, respectively. Wholesale off-system sales increased 5 percent with a 12 percent increase in average price received, partially offset by a 6 percent decrease in megawatt-hours sold. Cooling degree days, which is a measure of weather trends, were 151 percent higher than the same period in the prior year.

Electric operating expenses increased 3 percent for the three month period ended June 30, 2005, compared to the same period in the prior year. Higher operating expenses were primarily the result of a $0.6 million increase in fuel and purchased power costs. The increase in fuel and purchased power was due to a $0.4 million increase in purchased power, resulting from a 12 percent increase in average price per megawatt-hour partially offset by an 8 percent decrease in megawatt-hours purchased, and a $0.2 million increase in fuel costs due to a 14 percent increase in megawatt-hours generated partially offset by a 7 percent decrease in average cost. Megawatt-hours produced through coal-fired generation increased in the three months ended June 30, 2005, as we incurred scheduled and unscheduled plant outages during the second quarter of 2004. Prevailing gas prices have made it more economical for us to purchase power for our peaking needs, rather than generate energy from our gas turbines. The increase in operating expense was also affected by increased legal expense and compensation costs, partially offset by lower maintenance costs.

Income from continuing operations increased $1.6 million primarily due to increased revenues, lower maintenance costs and lower interest expense, due to the pay down of debt, partially offset by increased fuel and purchased power costs, legal expense and compensation costs.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004. Electric utility revenues increased 5 percent for the six month period ended June 30, 2005 compared to the same period in the prior year. Firm commercial, residential and contract wholesale sales increased 4 percent, 5 percent and 6 percent, respectively. Wholesale off-system sales increased 15 percent due to an 11 percent increase in average price received and a 4 percent increase in megawatt-hours sold. Cooling degree days for the six month period were 151 percent higher than the same period in 2004 and heating degree days were 3 percent lower than the same period in 2004.

Electric operating expenses increased 7 percent for the six month period ended June 30, 2005, compared to the same period in the prior year. Higher operating expenses were primarily the result of a $3.0 million increase in fuel and purchased power costs. The increase in fuel and purchased power was due to a $3.1 million increase in purchased power, resulting from a 12 percent increase in average price per megawatt-hour and a 3 percent increase in megawatt-hours purchased, offset by a nominal decrease in fuel costs due to a 6 percent decrease in average cost, partially offset by a 4 percent increase in megawatt-hours generated. Megawatt-hours produced through coal-fired generation increased in the six months ended June 30, 2005, as we incurred scheduled and unscheduled plant outages during the second quarter of 2004. Prevailing gas prices have made it more economical for us to purchase power for our peaking needs and increased off-system sales, rather than generate energy from our gas turbines. The increase in operating expense was also affected by increased legal expense and compensation costs, partially offset by lower maintenance costs.

Income from continuing operations increased $0.9 million primarily due to increased revenues, lower maintenance costs and lower interest expense, due to the pay down of debt, partially offset by increased fuel and purchased power costs, legal expense and compensation costs.

Other Event

In July 2005, the electric utility experienced an unscheduled outage at its 90 megawatt Neil Simpson II power plant. That plant is expected to be out of service for the month of August. To meet our forecasted needs, we have obtained supplemental purchased power and additional natural gas supplies, which will negatively affect third quarter 2005 financial results. The economic impact of this outage is expected to be in the range of $2.5 million to $3.0 million pre-tax, taking into account increased fuel costs, higher purchased power expenses and reduced coal sales.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2005. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 10 of Notes to Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K and Note 6 of our Notes to Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 6 is incorporated by reference into this item.

Item 6.	Exhibits

(a) Exhibits-

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

BLACK HILLS POWER, INC.

/s/ David R. Emery David R. Emery, Chairman, President and Chief Executive Officer

/s/ Mark T. Thies Mark T. Thies, Executive Vice President and Chief Financial Officer

Dated: August 15, 2005

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