Form 10-Q
period 2005-09-30
BLACK HILLS POWER INC
filed 2005-11-14
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005.

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

    Yes              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes              No

As of October 31, 2005, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Statements of Income -
	Three and Nine Months Ended September 30, 2005 and 2004	3
	Condensed Balance Sheets -
	September 30, 2005 and December 31, 2004	4
	Condensed Statements of Cash Flows -
	Nine Months Ended September 30, 2005 and 2004	5
	Notes to Condensed Financial Statements	6-10
Item 2.	Results of Operations	11-14
Item 4.	Controls and Procedures	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 6.	Exhibits	15
	Signatures	16
	Exhibit Index	17

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Operating revenue	$49,274	$47,921	$134,682	$129,377

Operating expenses:
Fuel and purchased power	24,495	18,506	55,289	45,698
Operations and maintenance	5,277	5,993	17,247	19,991
Administrative and general	7,026	4,533	18,048	12,721
Depreciation and amortization	4,905	4,703	14,602	14,448
Taxes, other than income taxes	2,108	1,680	6,417	6,044

	43,811	35,415	111,603	98,902

Operating income	5,463	12,506	23,079	30,475

Other income (expense):
Interest expense	(3,122)	(4,138)	(9,483)	(12,545)
Interest income	2	232	45	671
Other income, net	30	42	303	181

	(3,090)	(3,864)	(9,135)	(11,693)

Income before income taxes	2,373	8,642	13,944	18,782
Income taxes	(485)	(2,782)	(4,325)	(6,070)

Net income	$1,888	$5,860	$9,619	$12,712

        The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2005	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,895	$344
Restricted cash	--	3,069
Receivables (net of allowance for doubtful accounts of $875 and $912, respectively)	18,400	18,497
Receivables - affiliate	2,006	891
Materials, supplies and fuel	14,518	11,513
Deferred income taxes	805	--
Derivative assets	--	30
Other current assets	61	2,316

	38,685	36,660

Investments	3,299	3,275

Property, plant and equipment	649,916	637,630
Less accumulated depreciation	(246,279)	(232,401)

	403,637	405,229

Other assets:
Regulatory assets	6,987	7,237
Other	11,342	13,204

	18,329	20,441

	$463,950	$465,605

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,994	$1,991
Accounts payable	6,786	7,551
Accounts payable - affiliate	3,477	331
Note payable - affiliate	11,860	25,074
Derivative liabilities	1,246	--
Accrued liabilities	13,815	13,816

	39,178	48,763

Long-term debt, net of current maturities	155,230	157,215

Deferred credits and other liabilities:
Deferred income taxes	68,927	69,233
Regulatory liabilities	5,819	6,021
Other	14,803	13,537

	89,549	88,791

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,549	39,549
Retained earnings	118,926	109,307
Accumulated other comprehensive loss	(1,898)	(1,436)

	179,993	170,836

	$463,950	$465,605

        The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
Operating activities:
Net income	$9,619	$12,712
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,602	14,448
Deferred income tax	(1,224)	793
Net change in derivative assets and liabilities	78	--
Change in operating assets and liabilities -
Accounts receivable and other current assets	(1,244)	3,961
Accounts payable and other current liabilities	2,380	(9,991)
Other operating activities	3,501	1,734

	27,712	23,657

Investing activities:
Property, plant and equipment additions	(13,010)	(10,426)
Change in notes receivable from associated companies, net	--	12,334
Change in investments and restricted cash	3,045	(181)

	(9,965)	1,727

Financing activities:
Changes in notes payable to associated companies, net	(13,214)	--
Dividends paid	--	(18,000)
Long-term debt - repayments	(1,982)	(7,829)

	(15,196)	(25,829)

Increase (decrease) in cash and cash equivalents	2,551	(445)
Cash and cash equivalents:
Beginning of period	344	1,052

End of period	$2,895	$607

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$9,973	$14,745
Income taxes paid (refunded)	$2,122	$(3,111)

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2005, December 31, 2004 and September 30, 2004, financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

(2)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$1,888	$5,860	$9,619	$12,712
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated
as cash flow hedges	(435)	--	(494)	--
Reclassification adjustment on interest rate
swap included in net income	11	10	33	31

Comprehensive income	$1,464	$5,870	$9,158	$12,743

(3)	RELATED-PARTY TRANSACTIONS

Accounts Receivables/Accounts Payables

The Company has accounts receivable and accounts payable balances related to transactions with other Black Hills Corporation subsidiaries. The accounts receivable balances were $2.0 million and $0.9 million as of September 30, 2005 and December 31, 2004, respectively. The accounts payable balances were $3.5 million and $0.3 million as of September 30, 2005 and December 31, 2004, respectively.

Notes Payable

The Company has borrowings from its Parent, Black Hills Corporation (the Parent) which are due on demand. Outstanding advances were $11.9 million at September 30, 2005 and $25.1 million at December 31, 2004. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (3.86 percent at September 30, 2005). Interest paid was $0.1 million and $0.5 million for the three and nine months ended September 30, 2005, respectively. Interest paid for the three and nine months ended September 30, 2004, was insignificant.

In August 2005, the Company entered into a Utility Money Pool Agreement with the Parent, a registered holding company; and Cheyenne Light, Fuel & Power, an electric and gas utility subsidiary of the Parent.

Under the agreement, the Utility may borrow from the Parent. The Agreement restricts the Company from loaning funds to the Parent or to any of the Parent’s non-utility subsidiaries; the Agreement does not restrict the Company from making dividends to the Parent. Borrowings under the Agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR rate plus 100 basis points. Borrowings under the agreement are due upon demand.

Other Balances and Transactions

The Company received revenues of approximately $0.9 million and $0.2 million for each of the three month periods ended September 30, 2005 and September 30, 2004, respectively, and $1.4 million and $0.6 million for each of the nine month periods ended September 30, 2005 and September 30, 2004, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

The Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $3.2 million and $2.2 million for the three months ended September 30, 2005 and 2004, respectively; and $8.0 million and $6.7 million for the nine months ended September 30, 2005 and 2004, respectively.

(4)	RISK MANAGEMENT

On September 30, 2005, the Company had the following swaps and related balances (in thousands):

	Notional*	Maximum Terms in Years	Current Derivative Assets	Non-current Derivative Assets	Current Derivative Liabilities	Non-current Derivative Liabilities	Pre-tax Accumulated Other Comprehensive Income (Loss)	Unrealized Gain (Loss)
September 30, 2005
Natural gas swaps	425,000	0.50	$ —	$ —	$1,246	$ —	$(759)	$(487)

_________________

*gas in MMbtu’s

Based on September 30, 2005 market prices, a $0.8 million loss would be realized and reported in pre-tax earnings during the next twelve months related to the cash flow hedge. These estimated realized losses for the next twelve months were calculated using September 30, 2005 market prices. Estimated and actual realized losses will likely change during the next twelve months as market prices change.

In addition, certain volumes of natural gas inventory have been designated as the underlying hedged item in a “fair value” hedge transaction. These volumes are stated at market value using published spot industry quotations. Market adjustments are recorded in inventory on the Balance Sheet and the related unrealized gain/loss on the Statement of Income. As of September 30, 2005, the market adjustments recorded in inventory were $0.5 million.

(5)	LONG TERM DEBT

At December 31, 2004, the Company had $3.1 million of cash restricted to maintain liquidity for our $2.9 million Series 94A bond issue. During 2005, the Parent agreed to reserve $3.1 million under its revolving credit facility to provide any necessary liquidity. Accordingly, the related restrictions on the Company’s cash have been relieved.

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$248	$240	$744	$720
Interest cost	675	655	2,025	1,965
Expected return on plan assets	(870)	(855)	(2,610)	(2,565)
Amortization of prior service cost	39	41	117	123
Amortization of net loss	213	270	639	810

Net periodic benefit cost	$305	$351	$915	$1,053

The Company does not anticipate that it will need to make a contribution to the Plan in the 2005 fiscal year.

Supplemental Nonqualified Defined Benefit Plan

The Company has various supplemental retirement plans for outside directors and key executives of the Company (Supplemental Plans). The Supplemental Plans are nonqualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$--	$--	$--	$--
Interest cost	27	27	81	81
Amortization of net loss	12	13	36	39

Net periodic benefit cost	$39	$40	$117	$120

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

The components of net periodic benefit cost for the Healthcare Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$73	$75	$219	$225
Interest cost	116	121	348	363
Amortization of net transition obligation	29	29	87	87
Amortization of prior service cost	(5)	(5)	(15)	(15)
Amortization of net loss	19	36	57	108

Net periodic benefit cost	$232	$256	$696	$768

The Company anticipates that it will need to make contributions to the Plan for the 2005 fiscal year of approximately $0.2 million. The contributions are expected to be in the form of benefits paid.

(7)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K. There have been no material developments in these proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first nine months of 2005.

ITEM 2.         RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Revenue	$49,274	$47,921	$134,682	$129,377
Operating expenses	43,811	35,415	111,603	98,902

Operating income	$5,463	$12,506	$23,079	$30,475

Net income	$1,888	$5,860	$9,619	$12,712

The following tables provide certain operating statistics:

Electric Revenue
(in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Customer Base	2005	Change	2004	2005	Change	2004
Commercial	$14,127	8%	$13,117	$37,179	5%	$35,258
Residential	10,441	16	9,019	29,662	8	27,396
Industrial	5,111	(1)	5,175	14,874	(1)	14,963
Municipal sales	693	7	650	1,740	4	1,675
Contract wholesale	5,719	(4)	5,932	17,377	3	16,909
Wholesale off-system	11,766	(7)	12,590	29,050	5	27,592

Total electric sales	47,857	3	46,483	129,882	5	123,793
Other revenue	1,417	(1)	1,438	4,800	(14)	5,584

Total revenue	$49,274	3%	$47,921	$134,682	4%	$129,377

Megawatt Hours

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Customer Base	2005	Change	2004	2005	Change	2004
Commercial	188,481	7%	175,935	498,643	5%	474,342
Residential	122,400	17	104,468	363,039	8	336,524
Industrial	108,445	(2)	110,611	310,538	1	307,877
Municipal sales	9,622	9	8,799	22,912	5	21,826
Contract wholesale	145,993	(6)	155,991	457,990	1	455,686
Wholesale off-system	198,031	(32)	291,551	598,105	(12)	677,237

Total electric sales	772,972	(9)%	847,355	2,251,227	(1)%	2,273,492

We established a new summer peak load of 401 megawatts in July 2005. We established our winter peak load of 344 megawatts in December 1998.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Percentage			Percentage
Resources	2005	Change	2004	2005	Change	2004
Megawatt-hours generated:
Coal	397,513	(12)%	452,720	1,259,822	(1)%	1,275,780
Gas	22,065	29	17,121	27,545	8	25,551

	419,578	(11)	469,841	1,287,367	(1)	1,301,331
Megawatt-hours purchased	378,986	(5)	400,123	1,032,091	(1)	1,038,821

Total resources	798,564	(8)%	869,964	2,319,458	(1)%	2,340,152

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2005	2004	Change	2005	2004	Change
Heating and cooling degree days
Actual
Heating degree days	120	198	(39)%	4,043	4,246	(5)%
Cooling degree days	673	463	45%	821	522	57%
Variance from normal
Heating degree days	(47)%	(13)%	--	(11)%	(6)%	--
Cooling degree days	36%	(6)%	--	38%	(12)%	--

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004. Electric utility revenues increased 3 percent for the three month period ended September 30, 2005, compared to the same period in the prior year. Firm commercial and residential sales increased 8 percent and 16 percent, respectively. Cooling degree days, which is a measure of weather trends, were 45 percent higher than the same period in the prior year. Wholesale off-system sales decreased 7 percent with a 32 percent decrease in megawatt-hours sold, partially offset by a 38 percent increase in average price received. The decrease in wholesale off-system megawatt-hours sold was primarily due to the unscheduled outage of our Neil Simpson II power plant in July and August of 2005, which resulted in fewer megawatt-hours being available for sale.

Electric operating expenses increased 24 percent for the three month period ended September 30, 2005, compared to the same period in the prior year. Higher operating expenses were primarily the result of a $5.3 million increase in fuel and purchased power costs. The increase in fuel and purchased power was due to a $4.8 million increase in purchased power, which includes $2.8 million of additional purchase power costs to cover the outage of NSII, as well as a 40 percent increase in average price per megawatt-hour, partially offset by a 5 percent decrease in megawatt-hours purchased. Fuel costs increased due to a 26 percent increase in average cost partially offset by an 11 percent decrease in megawatt-hours generated. Megawatt-hours produced through coal-fired generation decreased while higher cost gas generation was utilized in the three months ended September 30, 2005. Purchased power and gas generation were utilized for firm load demand and peaking needs due to unscheduled plant outages and warmer weather. The increase in operating expense was also affected by increased power marketing legal expense, compensation costs and corporate allocations.

Net income decreased $4.0 million primarily due to increased fuel and purchased power costs, legal expense, compensation costs and corporate allocations, partially offset by increased revenues and lower interest expense, due to the paydown of debt.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004. Electric utility revenues increased 4 percent for the nine month period ended September 30, 2005 compared to the same period in the prior year. Firm commercial, residential and contract wholesale sales increased 5 percent, 8 percent and 3 percent, respectively. Cooling degree days for the nine month period were 57 percent higher than the same period in 2004 and heating degree days were 5 percent lower than the same period in 2004. Wholesale off-system sales increased 5 percent due to a 19 percent increase in average price received partially offset by a 12 percent decrease in megawatt-hours sold.

Electric operating expenses increased 13 percent for the nine month period ended September 30, 2005, compared to the same period in the prior year. Higher operating expenses were primarily the result of an $8.4 million increase in fuel and purchased power costs. The increase in fuel and purchased power was due to an $8.0 million increase in purchased power, which includes $2.8 million of additional purchase power costs to cover the outage of NSII, as well as a 23 percent increase in average price per megawatt-hour, partially offset by a 1 percent decrease in megawatt-hours purchased. Fuel costs increased $0.4 million due to a 5 percent increase in average cost, partially offset by a 1 percent decrease in megawatt-hours generated. Megawatt-hours produced through coal-fired generation decreased while higher cost gas generation was utilized in the nine months ended September 30, 2005. Purchased power and gas generation were utilized for firm load demand and peaking needs due to unscheduled plant outages and warmer weather. The increase in operating expense was also affected by increased power marketing legal expense, compensation costs and corporate allocations, partially offset by lower maintenance costs.

Net income decreased $3.1 million primarily due to increased fuel and purchased power costs, legal expense, compensation costs and corporate allocations, partially offset by increased revenues, lower maintenance costs and lower interest expense, due to the pay down of debt.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Items 1 and 2 of our 2004 Annual Report on Form 10-K filed with the SEC, and the following:

•	The amount and timing of capital deployment in new investment opportunities or for the repurchase of debt or stock;
•	Unfavorable rulings in the periodic applications to recover costs for fuel and purchased power;
•	Changes in business and financial reporting practices arising from the repeal of the Public Utilities Holding Company Act of 1935 and other provisions of the recently enacted Energy Policy Act of 2005.
•	Our ability to remedy any deficiencies that may be identified in the periodic review of our internal controls;
•	The timing and extent of changes in energy-related and commodity prices, interest rates, energy and commodity supply or volume, the cost of transportation of commodities, and demand for our services, all of which can affect our earnings, liquidity position and the underlying value of our assets;
•	The timing and extent of scheduled and unscheduled outages of power generation facilities;

•	General economic and political conditions, including tax rates or policies and inflation rates;
•	Our use of derivative financial instruments to hedge commodity, currency exchange rate and interest rate risks;
•	The creditworthiness of counterparties to trading and other transactions, and defaults on amounts due from counterparties;
•	The amount of collateral required to be posted from time to time in our transactions;
•	Changes in or compliance with laws and regulations, particularly those relating to taxation, safety and protection of the environment;
•	Weather and other natural phenomena;
•	Industry and market changes, including the impact of consolidations and changes in competition;
•	The effect of accounting policies issued periodically by accounting standard-setting bodies;
•	The cost and effects on our business, including insurance, resulting from terrorist actions or responses to such actions and events;
•	Capital market conditions, which may affect our ability to raise capital on favorable terms;
•	Price risk due to marketable securities held as investments in benefit plans;
•	Obtaining adequate cost recovery for our operations through regulatory proceedings; and
•	Other factors discussed from time to time in our other filings with the SEC.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2005. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 10 of Notes to Consolidated Financial Statements in Item 8 of the Company’s 2004 Annual Report on Form 10-K and Note 7 of our Notes to Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 7 is incorporated by reference into this item.

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

Dated: November 14, 2005

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