Form 10-K
period 2005-12-31
BLACK HILLS POWER INC
filed 2006-03-27
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 1-7978

BLACK HILLS POWER, INC.

Incorporated in South Dakota	IRS Identification Number 46-0111677
625 Ninth Street, Rapid City, South Dakota 57701

Registrant’s telephone number, including area code: (605) 721-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☒	No	☐

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

This paragraph is not applicable to the Registrant.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

All outstanding shares are held by the Registrant’s parent company, Black Hills Corporation. Accordingly, the aggregate market value of the voting common stock of the Registrant held by non-affiliates is $0.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common stock, $1.00 par value	23,416,396 shares

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

• The outcome of any ongoing or future litigation or similar disputes and the impact on any such outcome or related settlements;

• The effect of accounting policies issued periodically by accounting standard-setting bodies;

• Our use of derivative financial instruments to hedge commodity and interest rate risks;

• The cost and effects on our business, including insurance, resulting from terrorist actions or responses to such actions;

• Obtaining adequate cost recovery through regulatory proceedings;

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

General

We are an electric utility serving customers in South Dakota, Wyoming and Montana. We are incorporated in South Dakota and began providing electric utility service in 1941. We are a wholly-owned subsidiary of the publicly traded Black Hills Corporation.

Unless the context otherwise requires, references in this Form 10-K to “Black Hills Power,” “we,” “us” and “our” refer to Black Hills Power, Inc.

We engage in the generation, transmission and distribution of electricity. We have a solid foundation of revenues, earnings and cash flow that support our capital expenditures, dividends, and overall performance and growth.

Distribution and Transmission

Distribution and Transmission. Our distribution and transmission businesses serve approximately 63,500 electric customers, with an electric transmission system of 447 miles of high voltage lines and 511 miles of lower voltage lines. In addition, we jointly own 47 miles of high voltage lines with Basin Electric Cooperative. Our service territory covers a 9,300 square mile area of western South Dakota, northeastern Wyoming and southeastern Montana with a strong and stable economic base. Approximately 90 percent of our retail electric revenues in 2005 were generated in South Dakota.

The following are characteristics of our distribution and transmission businesses:

•    We have a diverse customer and revenue base. Our revenue mix for the year ended December 31, 2005 was comprised of 26 percent commercial, 21 percent residential, 12 percent contract wholesale, 25 percent wholesale off-system, 11 percent industrial and 5 percent municipal sales and other revenue. Approximately 81 percent of our large commercial and industrial customers are provided service under long-term contracts. We have historically optimized the utilization of our power supply resources by selling wholesale power to other utilities and to power marketers in the spot market and through short-term sales contracts.

•    We are subject to regulation by the South Dakota Public Utilities Commission (SDPUC) and the Wyoming Public Service Commission (WPSC). The retail rate freeze granted to us by the SDPUC, which had been in effect for 10 years, expired on January 1, 2005. Our current rates in South Dakota and Wyoming remain in place following the expiration of the rate freeze. The rate freeze preserved our low-cost rate structure for our retail customers at levels below the national average while allowing us to retain the benefits from cost savings and from wholesale “off-system” sales, which were not covered by the rate freeze. Our rates do not include a fuel or a purchased power adjustment, so we continue to have the flexibility in allocating our generating capacity to wholesale off-system sales. While we are not obligated to do so, we are permitted to petition the SDPUC and WPSC for a rate increase at any time, or the SDPUC and WPSC may require that we do so. We will continue to monitor our rate structure and when appropriate, file a rate case.

•    Black Hills Power and Basin Electric Power Cooperative completed the construction of an AC-DC-AC transmission tie in the fourth quarter of 2003. We own 35 percent and Basin Electric owns 65 percent of the transmission tie. The transmission tie provides an interconnection between the Western and Eastern transmission grids, enabling access to both the WECC region in the West, and the Mid-Continent Area Power Pool, or “MAPP” region in the East. Our system is located in the WECC region. The total transfer capacity of the tie is 400 megawatts - 200 megawatts from West to East and 200 megawatts from East to West. This transmission tie allows us to buy and sell energy in the Eastern interconnection without having to isolate and physically reconnect load or generation between the two electrical transmission grids. The transmission tie is bidirectional and thus accommodates scheduling transactions in both directions simultaneously. This transfer capability provides additional opportunity to sell our excess generation or to make economic purchases to serve our native load and our contract obligations, and to take advantage of the power price differentials between the two electric grids. Additionally, our system is capable of directly interconnecting up to 80 megawatts of generation or load to the Eastern transmission grid. Transmission constraints within the MAPP transmission system may limit the amount of capacity that may be directly interconnected to the Eastern system at any given time.

•    We have firm point-to-point transmission access to deliver up to 17 megawatts of power on PacifiCorp’s transmission system to wholesale customers in the Western region through 2006 and 50 megawatts from 2007 through 2023.

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

Power Sales Agreements. We sell a portion of our current load under long-term contracts. Our key contracts include:

•      an agreement with MDU, expiring at the end of 2006, for the sale of up to 55 megawatts of capacity and energy to serve the Sheridan, Wyoming electric service territory. We entered into a new power purchase agreement with MDU for the supply of up to 74 megawatts of capacity and energy for Sheridan, Wyoming from 2007 through 2016, which is subject to regulatory approval by the WPSC; and

•      an agreement with the City of Gillette, Wyoming, expiring in 2013, to provide the city’s first 23 megawatts of capacity and energy. The agreement renews automatically and requires a seven year notice of termination.

These consumers are integrated into our control area and are treated as firm native load. We also provide 20 megawatts of unit contingent energy and capacity to MEAN under a contract that expires in 2013.

Regulated Power Plants and Purchased Power. Our electric load is primarily served by our generating facilities in South Dakota and Wyoming, which provide 435 megawatts of generating capacity, with the balance supplied under purchased power and capacity contracts. Approximately 50 percent of our capacity is coal-fired, 39 percent is oil- or gas-fired, and 11 percent is supplied under the following purchased power contracts with PacifiCorp:

• a power purchase agreement expiring in 2023, involving the purchase by us of 50 megawatts of baseload power; and

• a reserve capacity integration agreement expiring in 2012, which makes available to us 100 megawatts of reserve capacity in connection with the utilization of the Ben French CT units.

Since 1995, we have been a net producer of energy. We reached our peak system load of 401 megawatts in July 2005. None of our generation is restricted by hours of operation, thereby providing us the ability to generate power to meet demand whenever necessary and economically feasible.

Rate Regulation

Rate Regulation

The rate freeze granted by the SDPUC, which had been in effect for us since 1995, expired on January 1, 2005. During this ten-year term, we were prohibited, subject to certain limited exceptions, from filing for any increase in our rates or invoking any fuel and purchased power adjustment tariff which would take effect during the freeze period. While the rate freeze has expired, we cannot raise rates without initiating a proceeding before the SDPUC and the WPSC and receiving approval from these commissions. As such, our rates in place during the freeze period remain in effect.

Unless and until we file for and receive a rate increase, we are undertaking the risks of:

• machinery failure;
• load loss caused by either an economic downturn or changes in regulation;
• increased costs of fuel commodities;
• increased costs under power purchase contracts over which it has no control;
• government impositions; and
• acts of nature and other unexpected events that could cause material losses of income or increases in costs of doing business.

Regulatory Accounting

As it pertains to the accounting for our utility operations, we follow SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions in which we operate. If rate recovery becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to our generation operations. In the event we determine that we no longer meet the criteria for following SFAS 71, the accounting impact to us could be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that may give rise to the discontinuance of SFAS 71 include increasing competition that could restrict our ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. We periodically review these criteria to ensure that the continuing application of SFAS 71 is appropriate.

New Accounting Pronouncements

See Note 1 of our Notes to Financial Statements for information on new accounting standards adopted in 2005 or pending adoption.

ITEM 1A.	RISK FACTORS

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

Our credit ratings could be lowered in the future. If this were to occur, our access to capital and our cost of capital and other costs would be negatively affected.

Our issuer credit rating is “Baa2” by Moody’s Investor Services, Inc., or Moody’s and “BBB-” by Standard & Poors. Our credit rating on our First Mortgage Bonds is “Baa1” by Moody’s and “BBB” by Standard & Poor’s. Any reduction in our ratings by Moody’s or Standard & Poor’s Rating Service could adversely affect our ability to refinance or repay our existing debt and to complete new financings. In addition, a downgrade in our credit rating would increase our costs of borrowing under some of our existing debt obligations. A downgrade could also result in our business counterparties requiring us to provide additional amounts of collateral under new transactions.

We may not raise our retail rates without prior approval of the South Dakota Public Utilities Commission or the Wyoming Public Services Commission. If we seek rate relief, we could experience delays in obtaining approvals and could have rate recovery disallowed in rate proceedings.

Our rate freeze agreement with the SDPUC expired on January 1, 2005. Until such time as we petition the SDPUC or the WPSC for rate relief, or either commission requires that we do so, we may not increase our retail rates. Additionally, we may not invoke any fuel and purchased power adjustment tariff that would take effect prior to the completion of a rate proceeding, absent extraordinary circumstances. Because we are generally unable to increase our base rates without prior approval from the SDPUC and the WPSC, our returns could be threatened by plant outages, machinery failure, increases in fuel and purchased power costs over which we have no control, acts of nature, acts of terrorism or other unexpected events that could cause operating costs to increase and operating margins to decline. Moreover, in the event of unexpected plant outages or machinery failures, we may be required to purchase replacement power in wholesale power markets at prices that exceed the rates we are permitted to charge our retail customers. Finally, our costs would be subject to the review of the SDPUC or the WPSC, and the commissions could find certain costs not to be recoverable, thus negatively affecting our revenues.

Because prices in the wholesale power markets are volatile, our revenues and expenses may fluctuate.

A portion of the variability of our net income in recent years has been attributable to wholesale electricity sales. The related power prices are influenced by many factors outside our control, including:

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

Construction, expansion, refurbishment and operation of power generating and transmission and resource recovery facilities involve significant risks which could lead to lost revenues or increased expenses.

The construction, expansion, refurbishment and operation of power generating and transmission facilities involve many risks, including:

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

The United States electric utility industry is currently experiencing increasing competitive pressures as a result of:

• the Energy Policy Act of 2005 and the repeal of the Public Utility Holding Company Act of 1935;
• consumer demands;
• technological advances; and
• greater availability of natural gas-fired power generation, and other factors.

FERC has implemented and continues to propose regulatory changes to increase access to the nationwide transmission grid by utility and non-utility purchasers and sellers of electricity. In addition, a number of states have implemented or are considering or currently implementing methods to introduce and promote retail competition. Industry deregulation in some states has led to the disaggregation of some vertically integrated utilities into separate generation, transmission and distribution businesses, and deregulation initiatives in a number of states may encourage further disaggregation. As a result, significant additional competitors could become active in the generation, transmission and distribution segments of our industry, which could negatively affect our ability to expand our asset base.

In addition, the independent system operators who oversee many of the wholesale power markets have in the past imposed, and may in the future continue to impose, price limitations and other mechanisms to address some of the volatility in these markets. These types of price limitations and other mechanisms may adversely affect the profitability of those generating facilities that sell energy into the wholesale power markets. Given the extreme volatility and lack of meaningful long-term price history in some of these markets and the imposition of price limitations by independent system operators, we may not be able to operate profitably in all wholesale power markets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

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

	2005	2004	2003
	(in thousands)

Revenue	$189,500	$173,745	$171,019
Operating expenses	152,961	129,936	119,920
Operating income	$36,044	$43,809	$51,099
Income from continuing
operations	$18,005	$19,209	$24,089

The following table provides certain electric utility operating statistics:

Electric Revenue
(in thousands)

		Percentage		Percentage
Customer Base	2005	Change	2004	Change	2003

Commercial	$49,185	5%	$46,791	(2)%	$47,777
Residential	39,348	8	36,536	(3)	37,716
Industrial	19,982	1	19,796	1	19,589
Municipal sales	2,268	3	2,200	5	2,102
Contract wholesale	23,384	3	22,720	6	21,451
Wholesale off-system	47,647	25	38,228	13	33,743
Total electric sales	181,814	9	166,271	2	162,378
Other revenue	7,191	(4)	7,474	(14)	8,641
Total revenue	$189,005	9%	$173,745	2%	$171,019

Megawatt Hours Sold

		Percentage		Percentage
Customer Base	2005	Change	2004	Change	2003

Commercial	655,076	4%	627,326	(2)%	641,779
Residential	480,053	7	447,166	(3)	463,290
Industrial	417,628	3	406,209	—	404,341
Municipal sales	30,084	4	28,934	5	27,426
Contract wholesale	619,369	1	614,700	5	614,888
Wholesale off-system	869,161	(6)	926,461	15	773,801
Total electric sales	3,071,371	1%	3,050,796	4%	2,925,525

We established a new summer peak load of 401 megawatts in July 2005 and a new winter peak load of 356 megawatts in December 2005. We own 435 megawatts of electric utility generating capacity and purchase an additional 50 megawatts under a long-term agreement expiring in 2023.

		Percentage		Percentage
Resources	2005	Change	2004	Change	2003

Megawatt-hours generated:
Coal	1,728,823	(1)%	1,753,693	(3)%	1,806,444
Gas	37,239	34	27,825	(82)	156,703
	1,766,062	(1)	1,781,518	(9)	1,963,147

Megawatt-hours purchased	1,399,212	3	1,361,409	30	1,048,076
Total resources	3,165,274	1%	3,142,927	4%	3,011,223

	2005	2004	2003

Heating and cooling degree days
Actual
Heating degree days	6,488	6,553	7,065
Cooling degree days	830	522	891

Variance from normal
Heating degree days	(10)%	(9)%	(2)%
Cooling degree days	39%	(13)%	49%

2005 Compared to 2004

Electric revenue increased 9 percent for the year ended December 31, 2005 compared to the same period in the prior year. Firm commercial, residential and contract wholesale sales increased 5 percent, 8 percent and 3 percent, respectively. Cooling degree days for the year were 59 percent higher than 2004 and heating degree days were 1 percent lower than 2004. Wholesale off-system sales increased 25 percent due to a 33 percent increase in average price received partially offset by a 6 percent decrease in megawatt-hours sold.

Electric operating expenses increased 18 percent for the year ended December 31, 2005, compared to the prior year. Higher operating expenses were primarily the result of an $18.5 million increase in fuel and purchased power costs. The increase in fuel and purchased power was due to a $16.9 million increase in purchased power, which includes $2.8 million of additional purchase power costs to cover the outage of Neil Simpson II, as well as a 31 percent increase in average price per megawatt-hour, and a 3 percent increase in megawatt-hours purchased. Fuel costs increased $1.6 million due to a 12 percent increase in average cost, partially offset by a 1 percent decrease in megawatt-hours generated. Megawatt-hours produced through coal-fired generation decreased while higher cost gas generation was utilized in 2005. Purchased power and gas generation were utilized for firm load demand and peaking needs due to unscheduled plant outages and warmer weather. The increase in operating expense was also affected by increased power marketing legal expense, compensation costs and corporate allocations, partially offset by lower maintenance costs due to scheduled and unscheduled plant maintenance in 2004.

Income from continuing operations decreased $1.2 million primarily due to increased fuel and purchased power costs, legal expense, compensation costs and corporate allocations, partially offset by increased revenues, lower maintenance costs, lower interest expense due to the pay down of debt, and a $1.9 million benefit from a deferred tax adjustment.

2004 Compared to 2003

Electric revenue increased 2 percent in 2004 compared to 2003, primarily due to a 13 percent increase in wholesale off-system sales offset by decreased transmission revenues due to lower approved rates and higher load share of our Open Access Transmission Tariff revenues.

Residential and commercial sales decreases of 3 percent and 2 percent, respectively, in 2004 accounted for a $1.7 million decrease in revenue. These decreases were partially offset by a 1 percent increase in industrial sales. The 15 percent increase in wholesale off-system megawatt-hours accounted for a $4.5 million increase in revenues. Cooling degree days were 41 percent lower than 2003 and heating degree days were 7 percent lower than 2003.

Electric utility operating expenses increased $10.0 million due to a $5.9 million increase in fuel and purchased power cost, a $4.5 million increase in certain operations and maintenance costs, including scheduled and unscheduled maintenance costs, increased group insurance and corporate allocations and increased costs associated with the increase in wholesale off-system sales, partially offset by decreased interest expense of $0.9 million, primarily due to retirement of debt.

The increase in fuel and purchased power cost was due to an $11.8 million increase in purchased power costs, offset by a $5.9 million decrease in fuel costs, as prevailing gas prices made it more economical for us to purchase power for our peaking needs and increased off-system sales, rather than generate energy utilizing our gas turbines.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of

Black Hills Power, Inc.

Rapid City, South Dakota

We have audited the accompanying balance sheets of Black Hills Power, Inc. (the Company) as of December 31, 2005 and 2004, and the related statements of income, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Black Hills Power, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying 2003 Statement of Cash Flows has been restated.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota,

March 16, 2006

BLACK HILLS POWER, INC.

STATEMENTS OF INCOME

Years ended December 31,	2005	2004	2003
	(in thousands)

Operating revenues	$189,005	$173,745	$171,019

Operating expenses:
Fuel and purchased power	80,886	60,668	54,815
Operations and maintenance	22,586	26,030	25,207
Administrative and general	22,685	16,570	12,965
Depreciation and amortization	19,543	18,873	18,999
Taxes, other than income taxes	7,261	7,795	7,934
	152,961	129,936	119,920

Operating income	36,044	43,809	51,099

Other (expense) income:
Interest expense	(12,907)	(16,019)	(17,044)
Interest income	258	696	1,512
Other expense	(110)	(213)	(286)
Other income	463	448	430
	(12,296)	(15,088)	(15,388)

Income from continuing operations before income taxes	23,748	28,721	35,711
Income taxes	(5,743)	(9,512)	(11,622)

Income from continuing operations	18,005	19,209	24,089
Discontinued operations, net of income taxes (Note 11)	—	—	1,906

Net income	$18,005	$19,209	$25,995

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.

BALANCE SHEETS

At December 31,	2005	2004
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$685	$344
Restricted cash	—	3,069
Receivables (net of allowance for doubtful accounts of $830 and $912, respectively) -
Customers	19,297	17,233
Affiliates	1,964	891
Other	996	1,264
Materials, supplies and fuel	14,236	11,513
Prepaid income taxes	—	1,872
Deferred income taxes	835	703
Other current assets	820	474
	38,833	37,363

Investments	3,340	3,275

Property, plant and equipment	653,679	637,630
Less accumulated depreciation	(250,583)	(232,401)
	403,096	405,229
Other assets:
Regulatory asset	6,941	7,237
Other	11,448	13,204
	18,389	20,441
	$463,658	$466,308
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$1,996	$1,991
Accounts payable	10,290	7,551
Accounts payable – affiliate	1,624	331
Note payable - affiliate	1,842	25,074
Accrued liabilities	14,866	13,814
	30,618	48,761

Long-term debt, net of current maturities	155,219	157,215

Deferred credits and other liabilities:
Deferred income taxes	67,942	69,938
Regulatory liability	5,740	6,021
Other	15,460	13,537
	89,142	89,496
Commitments and contingencies (Notes 8 and 10)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
Issued: 23,416,396 shares in 2005 and 2004	23,416	23,416
Additional paid-in capital	39,549	39,549
Retained earnings	127,312	109,307
Accumulated other comprehensive loss	(1,598)	(1,436)
	188,679	170,836
	$463,658	$466,308

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.

STATEMENTS OF CASH FLOWS

			Restated
			(see Note 1)
Years ended December 31,	2005	2004	2003
	(in thousands)
Operating activities:
Income from continuing operations	$18,005	$19,209	$24,089
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation and amortization	19,543	18,873	18,999
Provision for valuation allowances	(82)	14	16
Deferred income taxes	(2,558)	3,781	8,918
Change in operating assets and liabilities-
Accounts receivable and other current assets	(4,206)	(3,895)	(2,304)
Accounts payable and other current liabilities	4,373	(8,833)	(2,284)
Other operating activities	4,331	3,005	(3,209)
Net cash provided by operating activities of continuing operations	39,406	32,154	44,225
Net cash provided by operating activities of
discontinued operations	—	—	8,544
Net cash provided by operating activities	39,406	32,154	52,769
Investing activities:
Property, plant and equipment additions	(16,918)	(12,946)	(25,427)
Notes receivable from associated companies, net	—	37,710	14,798
Other investing activities	3,076	(3,424)	(239)
Net cash provided by (used in) investing activities of
continuing operations	(13,842)	21,340	(10,868)
Net cash used in investing activities of discontinued operations	—	—	(8,212)
Net cash provided by (used in) investing activities	(13,842)	21,340	(19,080)
Financing activities:
Dividends paid on common stock	—	(24,000)	(29,728)
Note payable to associated companies	(23,232)	25,074	—
Long-term debt – issuance	—	18,650	—
Long-term debt – repayments	(1,991)	(71,486)	(3,095)
Subsidiary cash included in stock dividend to Parent (Note 11)	—	—	(29,034)
Other financing activities	—	(2,440)	—
Net cash used in financing activities of continuing operations	(25,223)	(54,202)	(61,857)
Net cash used in financing activities of discontinued operations	—	—	(15,518)
Net cash used in financing activities	(25,223)	(54,202)	(77,375)

Increase (decrease) in cash and cash equivalents	341	(708)	(43,686)
Cash and cash equivalents:
Beginning of year	344	1,052	44,738*
End of year	$685	$344	$1,052
Supplemental disclosure of cash flow information:
Cash paid during the period for-
Interest	$11,993	$17,351	$17,120
Income taxes	$5,295	$5,753	$6,745
Stock dividend distribution to Black Hills Corporation, the
parent company of Black Hills Power, Inc. (Note 11)	$—	$—	$46,450

_________________________

*	Includes $44.2 million of cash included in discontinued operations.

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.

STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(in thousands)

Balance at December 31, 2002	23,416	$23,416	$80,961	$131,906	$(18,055)	$218,228
Comprehensive Income:
Net income	—	—	—	25,995	—	25,995
Other comprehensive income,
net of tax (see Note 7)	—	—	—	—	7,524	7,524
Total comprehensive income	—	—	—	25,995	7,524	33,519

Non-cash dividend to Parent	—	—	(41,412)	(14,075)	9,037	(46,450)
Dividends on common stock	—	—	—	(29,728)	—	(29,728)

Balance at December 31, 2003	23,416	23,416	39,549	114,098	(1,494)	175,569
Comprehensive Income:
Net income	—	—	—	19,209	—	19,209
Other comprehensive income,
net of tax (see Note 7)	—	—	—	—	58	58
Total comprehensive income	—	—	—	19,209	58	19,267

Dividends on common stock	—	—	—	(24,000)	—	(24,000)

Balance at December 31, 2004	23,416	23,416	39,549	109,307	(1,436)	170,836
Comprehensive Income:
Net income	—	—	—	18,005	—	18,005
Other comprehensive income,
net of tax, (see Note 7)	—	—	—	—	(162)	(162)
Total comprehensive income	—	—	—	18,005	(162)	17,843

Balance at December 31, 2005	23,416	$23,416	$39,549	$127,312	$(1,598)	$188,679

The accompanying notes to financial statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(1)	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc. (the Company) is an electric utility serving customers in South Dakota, Wyoming and Montana. The Company is a wholly owned subsidiary of the publicly traded Black Hills Corporation (the Parent).

Basis of Presentation

The financial statements include the accounts of Black Hills Power, Inc. and also the Company’s ownership interests in the assets, liabilities and expenses of its jointly-owned facilities (see Note 3.). As discussed in Note 11, the Company has distributed the stock held in its subsidiaries in the form of non-cash dividends to the Parent. These distributions represented 100 percent ownership of the subsidiaries. Activity at the subsidiaries was recorded up to the date of distribution and has been reclassified into “Discontinued operations” in the accompanying statements of income.

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

The Company’s electric operations follow the provisions of the Financial Accounting Standards Board (FASB) of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating its electric operations. If rate recovery becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to the Company’s regulated generation operations. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include increasing competition that could restrict the Company’s ability to establish prices to recover specific costs and a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate.

At December 31, 2005 and 2004, the Company had regulatory assets of $6.9 million and $7.2 million and regulatory liabilities of $5.7 million and $6.0 million, respectively. Regulatory assets are primarily recorded for the probable future revenue to recover future income taxes related to the deferred tax liability for the equity component of allowance for funds used during construction of utility assets and for unamortized losses on reacquired debt. Regulatory liabilities include the probable future decrease in rate revenues related to a decrease in deferred tax liabilities for prior reductions in statutory federal income tax rates and also the cost of removal for utility plant, recovered through the Company’s electric utility rates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Reclassifications

Certain 2004 and 2003 amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on the Company's stockholders' equity or results of operations, as previously reported. The reclassifications include an adjustment to the 2004 Statement of Cash Flows for the increase in restricted cash of $3.1 million that was previously included in other financing activities when it should have been included in other investing activities.

Cash Flow Statement Restatement

Subsequent to the issuance of its financial statements for the year ended December 31, 2003, the Company determined that the cash flows associated with discontinued operations should have been presented within the Statements of Cash Flows. As a result, during 2005, the Company changed the presentation of cash flows from discontinued operations to present separate disclosure of the cash flows from operating, investing and financing activities. In addition, beginning of year cash and cash equivalents in the 2003 Statement of Cash Flows was adjusted to include cash and cash equivalents from discontinued operations. A summary of the effects of these changes on the Statement of Cash Flows for the year ended December 31, 2003, is as follows (in thousands):

2003

Net cash flows from operating activities as previously reported	$44,225
Change in net cash flows from discontinued operations	8,544
Net cash flows from operating activities as currently reported	$52,769

Net cash flows used for investing activities as previously reported	$(10,868)
Change in net cash flows used for discontinued operations	(8,212)
Net cash flows used for investing activities as currently reported	$(19,080)

Net cash flows used for financing activities as previously reported	$(32,823)
Subsidiary cash included in stock dividend	(29,034)
Change in net cash flows used for discontinued operations	(15,518)
Net cash flows used for financing activities as currently reported	$(77,375)

Cash and cash equivalents beginning of year as previously reported	$518
Cash and cash equivalents included in assets of discontinued
operations beginning of year	44,220
Cash and cash equivalents beginning of year as currently reported	$44,738

Materials, Supplies and Fuel

Materials, supplies and fuel used for construction, operation and maintenance purposes are generally stated at cost on a weighted-average basis. To the extent fuel has been designated as the underlying hedged item in a “fair value” hedge transaction, those volumes are stated at market value using published industry quotations. As of December 31, 2005, market adjustments related to fuel were $(0.2) million.

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the term of the related debt.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost when placed in service. Included in the cost of regulated construction projects is an allowance for funds used during construction (AFUDC) which represents the approximate composite cost of borrowed funds and a return on capital used to finance the project. The amount of AFUDC was approximately $0.2 million, $0.2 million, and $0.1 million in 2005, 2004 and 2003, respectively. The cost of regulated electric property, plant and equipment retired, or otherwise disposed of in the ordinary course of business, less salvage, is charged to accumulated depreciation. Repairs and maintenance of property are charged to operations as incurred.

Depreciation provisions for regulated electric property, plant and equipment is computed on a straight-line basis using an annual composite rate of 3.1 percent in 2005, 3.0 percent in 2004 and 3.1 percent in 2003.

Derivatives and Hedging Activities

The Company, from time to time, utilizes risk management contracts including forward purchases and sales and fixed-for-float swaps to hedge the price of fuel for its combustion turbines, maximize the value of its natural gas storage or to fix the interest on its variable rate debt. Certain of the contracts qualify as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133 allows hedge accounting for qualifying fair value and cash flow hedges. SFAS 133 provides that the gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk be recognized currently in earnings in the same accounting period. SFAS 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Impairment of Long-Lived Assets

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets was not recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the long-lived assets, the Company would recognize an impairment loss. No impairment loss was recorded during 2005, 2004 or 2003.

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

(2)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, consisted of the following (in thousands):

		2005		2004
		Weighted		Weighted
		Average		Average
		Useful		Useful	Lives
	2005	Life	2004	Life	(in years)

Electric plant:
Production	$317,792	45	$315,613	45	25-58
Transmission*	69,998	45	83,488	44	35-50
Distribution*	222,305	32	198,583	32	20-40
Plant acquisition adjustment	4,870	—	4,870	—	—
General	32,030	18	31,010	18	7-40
Total electric plant	646,995		633,564
Less accumulated depreciation and amortization	250,583		232,401
Electric plant net of accumulated
depreciation and amortization	396,412		401,163
Construction work in progress	6,684		4,066
Net electric plant*	$403,096		$405,229

__________________________

*

As part of the Common Use Transmission Open-Access Transmission Tariff FERC filing that was made, the majority of 69KV lines and substation costs were reclassified from Transmission to Distribution assets.

(3)	JOINTLY OWNED FACILITIES

The Company uses the proportionate consolidation method to account for its percentage interest in the assets, liabilities and expenses of the following facilities:

The Company owns a 20 percent interest and PacifiCorp owns an 80 percent interest in the Wyodak Plant (Plant), a 362 megawatt coal-fired electric generating station located in Campbell County, Wyoming. PacifiCorp is the operator of the Plant. The Company receives 20 percent of the Plant’s capacity and is committed to pay 20 percent of its additions, replacements and operating and maintenance expenses. As of December 31, 2005, the Company’s investment in the Plant included $73.8 million in electric plant and $38.8 million in accumulated depreciation, and is included in the corresponding captions in the accompanying Balance Sheets. The Company’s share of direct expenses of the Plant was $6.1 million, $6.0 million and $5.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in the corresponding categories of operating expenses in the accompanying Statements of Income.

The Company also owns a 35 percent interest and Basin Electric Power Cooperative owns a 65 percent interest in the Converter Station Site and South Rapid City Interconnection (the transmission tie), an AC-DC-AC transmission tie placed into service in the fourth quarter of 2003. The transmission tie provides an interconnection between the Western and Eastern transmission grids, which provides us with access to both the Western Electricity Coordinating Council (WECC) region and the Mid-Continent Area Power Pool, or “MAPP” region. The total transfer capacity of the tie is 400 megawatts – 200 megawatts West to East and 200 megawatts from East to West. The Company is committed to pay 35 percent of the additions, replacements and operating and maintenance expenses. The Company’s share of direct expenses was $0.2 and $0.1 million for years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company’s investment in the transmission tie was $19.7 million, with $0.9 million of accumulated depreciation and is included in the corresponding captions in the accompanying Balance Sheets.

(4)	LONG-TERM DEBT

Long-term debt outstanding at December 31 is as follows:

	2005	2004
	(in thousands)
First mortgage bonds:
8.06% due 2010	$30,000	$30,000
9.49% due 2018	3,680	3,970
9.35% due 2021	26,640	28,305
7.23% due 2032	75,000	75,000
	135,320	137,275
Other long-term debt:
Pollution control revenue bonds at 4.8% due 2014(a)	6,450	6,450
Pollution control revenue bonds at 5.35% due 2024(a)	12,200	12,200
Other(b)	3,245	3,281
	21,895	21,931

Total long-term debt	157,215	159,206
Less current maturities	(1,996)	(1,991)
Net long-term debt	$155,219	$157,215

__________________________

(a)	In the fourth quarter of 2004, the Company called and refinanced $18.7 million of pollution control revenue bonds.
(b)	At December 31, 2004, the Company had $3.1 million of cash restricted to maintain liquidity for our $2.9 million Series 94A bond issue.

Substantially all of the Company’s property is subject to the lien of the indenture securing its first mortgage bonds. First mortgage bonds of the Company may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures.

Scheduled maturities are approximately $2.0 million a year for the years 2006 through 2009, and $32.0 million for the year 2010.

(5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31 are as follows (in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$685	$685	$344	$344
Long-term debt	$157,215	$183,491	$159,206	$190,273

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

(6)	INCOME TAXES

Income tax expense from continuing operations for the years ended December 31 was (in thousands):

	2005	2004	2003

Current	$8,301	$5,731	$$3,550
Deferred	(2,558)	3,781	8,072
	$5,743	$9,512	$$11,622

The temporary differences which gave rise to the net deferred tax liability were as follows (in thousands):

Years ended December 31,	2005	2004

Deferred tax assets, current:
Asset valuation reserve	$291	$319
Employee benefits	550	382
Items of other comprehensive income	76	—
Other	110	157
	1,027	858

Deferred tax liabilities, current:
Prepaid expenses	192	155

Net deferred tax asset, current	$835	$703

Deferred tax assets, non-current:
Plant related differences	$949	$598
Regulatory asset	898	1,025
ITC	271	362
Employee benefits	2,929	2,602
Items of other comprehensive income	217	184
Other	204	213
	5,468	4,984

Deferred tax liabilities, non-current:
Accelerated depreciation and other plant related differences	65,459	66,371
AFUDC	2,640	2,712
Regulatory liability	1,422	1,460
Employee benefits	2,880	3,307
Items of other comprehensive income	—	22
Other	1,009	1,050
	73,410	74,922

Net deferred tax liability, non-current	$67,942	$69,938

Net deferred tax liability	$67,107	$69,235

The following table reconciles the change in the net deferred income tax liability from December 31, 2004, to December 31, 2005, to the deferred income tax benefit (in thousands):

2005

Decrease in deferred income tax liability from the preceding table	$(2,128)
Deferred taxes associated with ITC	(517)
Deferred taxes associated with other comprehensive loss	87
Deferred income tax benefit for the period	$(2,558)

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
Amortization of excess deferred and investment tax credits	(1.7)	(1.5)	(1.3)
Deferred tax adjustments primarily related to
plant-related changes in estimate	(8.2)	—	—
Research and development credit	—	—	(0.1)
Other	(0.9)	(0.4)	(1.1)
	24.2%	33.1%	32.5%

(7)	OTHER COMPREHENSIVE INCOME (LOSS)

The following tables display the related tax effects allocated to each component of Other Comprehensive Income (Loss) for the years ended December 31, (in thousands):

	2005
	Pre-tax		Net-of-tax
	Amount	Tax Expense	Amount

Minimum pension liability adjustment	$(94)	$33	$(61)
Amortization of cash flow hedges settled and deferred in
accumulated other comprehensive income (loss) and
reclassified into interest expense	64	(22)	42
Net change in fair value of derivatives designated as
cash flow hedges	(219)	76	(143)
Other comprehensive loss	$(249)	$87	$(162)

	2004
	Pre-tax		Net-of-tax
	Amount	Tax Expense	Amount

Minimum pension liability adjustment	$25	$(9)	$16
Amortization of cash flow hedges settled and deferred in
accumulated other comprehensive income (loss) and
reclassified into interest expense	64	(22)	42
Other comprehensive income	$89	$(31)	$58

	2003
	Pre-tax		Net-of-tax
	Amount	Tax Expense	Amount

Minimum pension liability adjustment	$10,892	$(3,813)	$7,079
Net change in fair value of derivatives designated as
cash flow hedges associated with discontinued operations	672	(269)	403
Amortization of cash flow hedges settled and deferred in
accumulated other comprehensive income (loss) and
reclassified into interest expense	64	(22)	42
Other comprehensive income	$11,628	$(4,104)	$7,524

(8)	EMPLOYEE BENEFIT PLANS

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

Obligations and Funded Status

Change in benefit obligation:

	2005	2004
	(in thousands)

Projected benefit obligation at beginning of year	$46,176	$44,803
Service cost	991	959
Interest cost	2,700	2,621
Actuarial (gain) loss	9	(182)
Discount rate change	1,630	—
Benefits paid	(2,122)	(2,025)
Asset transfer to affiliate	(592)	—
Mortality assumption change	519	—
Net increase	3,135	1,373
Projected benefit obligation at end of year	$49,311	$46,176

A reconciliation of the fair value of Plan assets (as of the September 30 measurement date) is as follows:

	2005	2004
	(in thousands)

Beginning market value of plan assets	$39,844	$37,115
Benefits paid	(2,122)	(2,025)
Investment income	6,729	4,754
Asset transfer to affiliate	(592)	—
Ending market value of plan assets	$43,859	$39,844

Funding information for the Plan is as follows:

	2005	2004
	(in thousands)

Fair value of plan assets	$43,859	$39,844
Projected benefit obligation	(49,311)	(46,176)
Funded status	(5,452)	(6,332)

Unrecognized:
Net loss	12,915	14,860
Prior service cost	766	922
	13,681	15,782

Net amount recognized	$8,229	$9,450

Amounts recognized in statement of financial position consist of:

	2005	2004
	(in thousands)

Net pension asset	$8,229	$9,450

Accumulated benefit obligation	$41,191	$38,302

The provisions of SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS 87) required the Company to record a net pension asset of $8.2 million and $9.5 million at December 31, 2005 and 2004, respectively and is included in the line item Other in Other assets on the accompanying Balance Sheets.

Components of Net Periodic Pension Expense

	2005	2004	2003
	(in thousands)

Service cost	$991	$959	$714
Interest cost	2,700	2,621	2,500
Expected return on assets	(3,480)	(3,420)	(2,473)
Amortization of prior service cost	156	166	165
Recognized net actuarial loss	854	1,080	1,105
Net pension expense	$1,221	$1,406	$2,011

Assumptions

Weighted-average assumptions used to determine
benefit obligations:	2005	2004	2003

Discount rate	5.75%	6.00%	6.00%
Rate of increase in compensation levels	4.34%	4.39%	5.00%

Weighted-average assumptions used to determine net
periodic benefit cost for plan year:	2005	2004	2003

Discount rate	6.00%	6.00%	6.75%
Expected long-term rate of return on assets*	9.00%	9.50%	10.00%
Rate of increase in compensation levels	4.39%	5.00%	5.00%

__________________________

*

The expected rate of return on plan assets was changed from 9.00 percent in 2005 to 8.50 percent for the calculation of the 2006 net periodic pension cost. This change is expected to increase pension costs in 2006 by approximately $0.3 million.

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

The expected long-term rate of return for equity investments was 9.5 percent and 10.0 percent for the 2005 and 2004 plan years, respectively. For determining the expected long-term rate of return for equity assets, the Company reviewed annual 20-, 30-, 40-, and 50-year returns on the S&P 500 Index, which were, at December 31, 2005, 11.8 percent, 12.5 percent, 10.1 percent and 10.3 percent respectively. Fund management fees were estimated to be 0.18 percent for S&P 500 Index assets and 0.45 percent for other assets. The expected long-term rate of return on fixed income investments was 6.0 percent; the return was based upon historical returns on 10-year treasury bonds of 7.0 percent from 1962 to 2005, and adjusted for recent declines in interest rates. The expected long-term rate of return on cash investments was estimated to be 4.0 percent; expected cash returns were estimated to be 2.0 percent below long-term returns on intermediate-term treasury bonds.

Plan Assets

Percentage of fair value of Plan assets at September 30:

	2005	2004

Domestic equity	52.9%	59.7%
Foreign equity	40.6	34.5
Fixed income	3.4	2.6
Cash	3.1	3.2
Total	100.0%	100.0%

The Plan’s investment policy includes a target asset allocation as follows:

Asset Class	Target Allocation*

US Stocks	60% (with a variance of no more or less than 10% of target).
Foreign Stocks	30% (with a variance of no more or less than 10% of target).
Fixed Income	5% (with a variance of no more than 10% or no less than 5% of target).
Cash	5% (with a variance of no more than 10% or no less than 5% of target).

___________________________

*	The Plan’s investment policy has been modified for 2006 to target an allocation of 50 percent U.S. stock, 25 percent foreign stock and 25 percent fixed income.

The Plan’s investment policy includes the investment objective that the achieved long-term rates of return meet or exceed the assumed actuarial rate. The policy strategy seeks to prudently invest in a diversified portfolio of predominately equity-based assets. The policy provides that the Plan will maintain a passive core US Stock portfolio based on the S&P 500 Index. Complementing this core will be investments in US and foreign equities through actively managed mutual funds.

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

Cash Flows

The Company does not anticipate any employer contributions to the Plan in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service, are expected to be paid (in thousands):

2006	$2,163
2007	2,215
2008	2,303
2009	2,406
2010	2,558
2011-2015	14,763

Supplemental Nonqualified Defined Benefit Retirement Plans

The Company has various supplemental retirement plans for key executives of the Company. The plans are nonqualified defined benefit plans. The Company uses a September 30 measurement date for the Plans.

Obligations and Funded Status

	2005	2004
	(in thousands)

Change in benefit obligation:
Projected benefit obligation at beginning of year	$1,886	$1,886
Service cost	—	—
Interest cost	110	110
Actuarial (gains) losses	143	(8)
Benefits paid	(117)	(102)
Net increase	136	—
Projected benefit obligation at end of year	$2,022	$1,886

Fair value of plan assets at end of year	$—	$—
Funded status	(2,022)	(1,886)
Unrecognized net loss	858	762
Unrecognized prior service cost	3	3
Contributions	25	36
Net amount recognized	$(1,136)	$(1,085)

	2005	2004
	(in thousands)

Amounts recognized in statement of financial position consist of:
Net pension liability	$(1,785)	$(1,650)
Intangible asset	3	3
Contributions	26	36
Accumulated other comprehensive loss	620	526
Net amount recognized	$(1,136)	$(1,085)

Accumulated benefit obligation	$1,785	$1,650

The provisions of SFAS 87 required the Company to record an accrued pension liability of $1.8 million and $1.7 million at December 31, 2005 and 2004, respectively, and is included in Deferred credits and other liabilities, Other on the accompanying Balance Sheets.

Components of Net Periodic Benefit Cost

	2005	2004	2003
	(in thousands)

Service cost	$—	$—	$6
Interest cost	109	110	109
Amortization of prior service cost	1	1	(3)
Recognized net actuarial loss	48	53	42
Net periodic benefit cost	$158	$164	$154

Additional Information

	2005	2004
	(in thousands)
Pre-tax amount included in other comprehensive
Income (loss) arising from a change in the
additional minimum pension liability	$94	$25

Assumptions

Weighted-average assumptions used to determine
benefit obligations at September 30	2005	2004	2003

Discount rate	5.75%	6.00%	6.00%
Rate of increase in compensation levels	5.00%	5.00%	5.00%

Weighted-average assumptions used to determine net
periodic benefit cost for plan year	2005	2004	2003

Discount rate	6.00%	6.00%	6.75%
Rate of increase in compensation levels	5.00%	5.00%	5.00%

Plan Assets

The plan has no assets. The Company funds on a cash basis as benefits are paid.

Estimated Cash Flows

The estimated employer contribution is expected to be $0.1 million in 2006.

The following benefit payments, which reflect expected future service, are expected to be paid (in thousands):

Fiscal Year Ending

2006	$103
2007	109
2008	125
2009	112
2010	115
2011-2015	458

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

It has been determined that the Plan’s post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy.

The effect on the accumulated postretirement benefit obligation for the fiscal year ending December 31, 2005, was an actuarial gain of approximately $1.1 million. The effect on 2006 net periodic postretirement benefit cost will be a decrease of approximately $0.1 million.

Obligation and Funded Status

	2005	2004
	(in thousands)
Change in benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$7,861	$8,197
Service cost	292	300
Interest cost	465	485
Plan participants’ contributions	403	339
Benefits paid and actual expenses	(469)	(516)
Net transfer out	(26)	—
Medicare Part D subsidy	(1,126)	—
Actuarial gains	(233)	(944)
Net decrease	(694)	(336)
Accumulated postretirement benefit obligation at end of year	$7,167	$7,861

Fair value of plan assets at end of year	$—	$—
Funded status	(7,167)	(7,861)
Unrecognized net loss	409	1,842
Unrecognized prior service cost	(208)	(227)
Unrecognized transition obligation	817	934
Contributions	13	23
Net amount recognized	$(6,136)	$(5,289)

Amounts recognized in statement of financial position consist of:

	2005	2004
	(in thousands)

Accrued postretirement liability	$(6,136)	$(5,289)

Components of Net Periodic Benefit Cost

	2005	2004	2003
	(in thousands)

Service cost	$292	$300	$198
Interest cost	465	486	435
Amortization of transition obligation	117	116	117
Amortization of prior service cost	(19)	(19)	(19)
Recognized net actuarial loss	74	144	78
Net periodic benefit cost	$929	$1,027	$809

Assumptions

Weighted-average assumptions used to determine
benefit obligations at September 30
	2005	2004	2003

Discount rate	5.75%	6.00%	6.00%

Weighted-average assumptions used to determine net
periodic benefit cost for plan year
	2005	2004	2003

Discount rate	6.00%	6.00%	6.75%

The healthcare trend rate assumption for the 2005 fiscal year benefit obligation determination and 2006 fiscal year expense is 11 percent for 2005 grading down 1 percent per year until a 5 percent ultimate trend rate is reached in fiscal year 2011. The healthcare cost trend rate assumption for the 2004 fiscal year benefit obligation determination and 2005 fiscal year expense was 12 percent for 2004 grading down 1 percent per year until a 5 percent ultimate trend rate is reached in fiscal year 2011.

A 1 percent increase in the healthcare cost trend assumption would increase the service and interest cost $0.2 million or 23 percent and the accumulated periodic postretirement benefit obligation $1.3 million or 18 percent. A 1 percent decrease would reduce the service and interest cost by $0.1 million or 18 percent and the accumulated periodic postretirement benefit obligation $1.0 million or 15 percent.

Plan Assets

The plan has no assets. The Company funds on a cash basis as benefits are paid.

Estimated Cash Flows

The estimated employer contribution is expected to be $0.2 million in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, are expected to be paid (in thousands):

	Expected	Expected Medicare	Expected
	Gross	Part D	Net
	Benefit	(Prescription Drug	Benefit
Fiscal Year Ending	Payment	Benefit) Subsidy	Payments

2006	$227	$(24)	$203
2007	250	(27)	223
2008	267	(31)	236
2009	303	(34)	269
2010	354	(36)	318
2011 - 2015	2,136	(236)	1,900

Defined Contribution Plan

The Company also sponsors a 401(k) savings plan for eligible employees. Participants elect to invest up to 20 percent of their eligible compensation on a pre-tax basis. The Company provides a matching contribution of 100 percent of the employee’s tax-deferred contribution up to a maximum 3 percent of the employee’s eligible compensation. Matching contributions vest at 20 percent per year and are fully vested when the participant has 5 years of service with the Company. The Company’s matching contributions totaled approximately $0.5 million for 2005 and $0.4 million for 2004 and 2003, respectively.

(9)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $2.0 million and $0.9 million as of December 31, 2005 and 2004, respectively. The Company also has accounts payable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.6 million and $0.3 million as of December 31, 2005 and 2004, respectively.

Notes Payable - Affiliate

The Company has borrowings from its Parent, which are due on demand. Outstanding advances were $1.8 million at December 31, 2005 and $25.1 million at December 31, 2004. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (5.09 percent at December 31, 2005). Interest paid was $0.8 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively.

In August 2005, the Company entered into a Utility Money Pool Agreement with the Parent; and Cheyenne Light, Fuel & Power, an electric and gas utility subsidiary of the Parent.

Under the agreement, the Company may borrow from the Parent. The Agreement restricts the Company from loaning funds to the Parent or to any of the Parent’s non-utility subsidiaries; the Agreement does not restrict the Company from making dividends to the Parent. Borrowings under the Agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR rate plus 100 basis points.

Other Balances and Transactions

The Company purchases coal from Wyodak Resources Development Corp., an indirect subsidiary of the Parent. The amount purchased during the years ended December 31, 2005, 2004 and 2003 was $10.1 million, $9.6 million and $10.3 million, respectively.

In addition to the above transactions, in order to fuel its combustion turbine, the Company purchased natural gas from Enserco Energy, an indirect subsidiary of the Parent. The amount purchased during the years ended December 31, 2005, 2004 and 2003 was approximately $6.4 million, $2.7 million and $6.1 million, respectively. These amounts are included in “Fuel and purchased power” on the Statements of Income.

The Company also received revenues of approximately $2.2 million for the year ended December 31, 2005 and $1.1 million for the years ended December 31, 2004 and 2003, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

(10)	COMMITMENTS AND CONTINGENCIES

Power Purchase and Transmission Services Agreements – Pacific Power

In 1983, the Company entered into a 40 year power purchase agreement with PacifiCorp providing for the purchase by the Company of 75 megawatts of electric capacity and energy from PacifiCorp’s system. An amended agreement signed in October 1997 reduces the contract capacity by 25 megawatts (5 megawatts per year starting in 2000). The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp’s coal-fired electric generating plants. Costs incurred under this agreement were $10.1 million in 2005, $10.0 million in 2004 and $10.8 million in 2003.

In addition, the Company has a firm network transmission agreement for 36 megawatts of capacity with PacifiCorp that expires on December 31, 2006. Annual costs are approximately $0.9 million per year. The Company uses this agreement to serve the Sheridan, Wyoming electric service territory under our contract with Montana-Dakota Utilities Company.

The Company also has a firm point-to-point transmission service agreement with PacifiCorp that expires on December 31, 2023. The agreement provides that the following amounts of capacity and energy be transmitted: 32 megawatts in 2001, 27 megawatts in 2002, 22 megawatts in 2003, 17 megawatts in 2004-2006 and 50 megawatts in 2007-2023. Costs incurred under this agreement were $0.4 million in 2005, $0.4 million in 2004 and $0.5 million in 2003.

Long-Term Power Sales Agreements

•

The Company has a ten-year power sales contract with the Municipal Energy Agency of Nebraska (MEAN) for 20 megawatts of contingent capacity from the Neil Simpson Unit #2 plant. The contract expires in February 2013.

•

The Company has a contract with Montana-Dakota Utilities Company, expiring January 1, 2007, for the sale of up to 55 megawatts of energy and capacity to service the Sheridan, Wyoming electric service territory. The Company entered into a new power purchase agreement with MDU for the supply of up to 74 megawatts of capacity and energy for Sheridan, Wyoming from 2007 through 2016, which is subject to regulatory approval by the WPSC. The Company also has a contract with the City of Gillette, Wyoming, expiring in 2012, to provide the city’s first 23 megawatts of capacity and energy. The agreement renews automatically and requires a seven-year notice of termination. Both contracts are served by the Company and are integrated into its control area and are treated as part of the Company’s firm native load.

Legal Proceedings

Forest Fire Claims

In September 2001, a fire occurred in the southwestern Black Hills, now known as the “Hell Canyon Fire.” It is alleged that the fire occurred when a high voltage electrical span maintained by the Company broke, and electrical arcing from the severed line ignited dry grass. The fire burned approximately 10,000 acres of land owned by the Black Hills National Forest, the Oglala Sioux Tribe, and other private landowners. The State of South Dakota initiated litigation against the Company, in the Seventh Judicial Circuit Court, Fall River County, South Dakota, on or about January 31, 2003. The Complaint seeks recovery of damages for alleged fire suppression and rehabilitation costs. A claim for treble damages is asserted with respect to the claim for injury to timber. A substantially similar suit was filed against the Company by the United States Forest Service, on June 30, 2003, in the United States District Court for the District of South Dakota, Western Division. The State subsequently joined its claim in the federal action. The State claims damages in the amount of approximately $0.8 million for fire suppression and rehabilitation costs. The United States Government’s claim for fire suppression and related costs has been submitted at approximately $1.3 million. A trial date has been set for late 2006. The Company has denied all claims and will vigorously defend this matter, the timing or outcome of which is uncertain.

On June 29, 2002, a forest fire began near Deadwood, South Dakota, now known as the “Grizzly Gulch Fire.” Before being contained more than eight days later, the fire consumed over 10,000 acres of public and private land, mostly consisting of rugged forested areas. The fire destroyed approximately 7 homes and 15 outbuildings. There were no reported personal injuries. In addition, the fire burned to the edge of the City of Deadwood, forcing the evacuation of the City of Deadwood, and the adjacent City of Lead, South Dakota. These communities are active in the tourist and gaming industries. Individuals were ordered to leave their homes, and businesses were closed for a short period of time. On July 16, 2002, the State of South Dakota announced the results of its investigation of the cause and origin of the fire. The State asserted that the fire was caused by tree encroachment into and contact with a transmission line owned and maintained by the Company.

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

The Company completed its own investigation of the fire cause and origin and based upon information currently available, the Company filed its Answer to the Complaints of both the State and the United States government, denying all claims, and asserting that the fire was caused by an independent intervening cause, or an act of God. A trial date has been set for August 2006. The Company expects to vigorously defend all claims brought by governmental or private parties.

During the period of April 2003 through June 2005, various private civil actions were filed against the Company, asserting that the Grizzly Gulch Fire caused damage to the parties’ real property. These actions were filed in the Fourth Judicial Circuit Court, Lawrence County, South Dakota. The Complaints seek recovery on the same theories asserted in the governmental Complaints, but most of the Complaints specify no amount for damage claims. The Company will vigorously defend these matters as well.

Additional claims could be made for individual and business losses relating to injury to personal and real property, and lost income, all arising from the Grizzly Gulch Fire. A trial date has been set for August 2006.

Although we cannot predict the outcome or the viability of potential claims with respect to either fire, based on the information available, management believes that any such claims, if determined adversely to the Company, will not have a material adverse effect on the Company’s financial condition or results of operations.

PPM Energy, Inc. Demand for Arbitration

On January 2, 2004, PPM Energy, Inc. delivered a Demand for Arbitration to the Company. The demand alleges claims for breach of contract and requests a declaration of the parties’ rights and responsibilities under an Exchange Agreement executed on or about April 3, 2001. Specifically, PPM Energy asserts that the Exchange Agreement obligates the Company to accept receipt and cause corresponding delivery of electric energy, and to grant access to transmission rights allegedly covered by the Agreement. PPM Energy requests an award of damages in an amount not less than $20.0 million. The Company filed its Response to Demand, including a counterclaim that seeks recovery of sums PPM has refused to pay pursuant to the Exchange Agreement. The Company denies all claims. The dispute was presented to the arbitrator in August 2005. The Company cannot predict the outcome of the decision.

Ongoing Litigation

The Company is subject to various other legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial position or results of operations of the Company.

(11)	DIVIDEND OF SUBSIDIARY STOCK AND DISCONTINUED OPERATIONS

During the quarter ended March 31, 2003, the Company distributed a dividend of subsidiary stock to its parent company, Black Hills Corporation (Parent). The dividend consisted of 10,000 common shares of Black Hills Generation, Inc., formerly known as Black Hills Energy Capital, Inc., (Generation), which represents 100 percent ownership of Generation. The Company therefore no longer operates in the independent power production business. As a result, the Company no longer has any subsidiaries and operates only in the electric utility business. The Company’s investment in Generation at the time of the distribution was $46.5 million, including approximately $29.0 million of cash held at Generation.

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

Revenues and net income from the discontinued operations were as follows (in thousands):

2003

Revenue	$41,485
Income before income taxes and change in
accounting principle	$2,833
Income tax expense	(927)
Net income from discontinued operations	$1,906

The financial statements and notes to financial statements have been restated to reflect our continuing operations for all periods presented. The net operating results of discontinued operations are included in the Statements of Income under the caption “Discontinued operations, net of income taxes.”

(12)	QUARTERLY HISTORICAL DATA (Unaudited)

The Company operates on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter of 2005 and 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands)
2005:
Operating revenues	$43,147	$42,261	$49,274	$54,323
Operating income	9,495	8,120	5,463	12,966
Income from continuing operations and
net income	4,322	3,409	1,888	8,386

2004:
Operating revenues	$41,647	$39,809	$47,921	$44,368
Operating income	11,408	6,560	12,506	13,335
Income from continuing operations and
net income	5,037	1,816	5,860	6,496

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2005. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective including consideration of the Statement of Cash Flow restatement disclosed in Note 1, to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal control over financial reporting

During our fourth fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of

Black Hills Power, Inc.

Rapid City, South Dakota

We have audited the financial statements of Black Hills Power, Inc. (the Company) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 16, 2006 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to restatement of the statement of cash flows for the year ended December 31, 2003 as discussed in Note 1); such financial statements and report are included in your 2005 Annual Report on Form 10-K and are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 16, 2006

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.
	2.	Schedules
		Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in the Form 10-K.

BLACK HILLS POWER, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Additions

	Balance at	Charged to costs		Balance at
Description	beginning of year	and expenses	Deductions	end of year

(In thousands)
Allowance for
doubtful accounts:
2005	$912	$41	$(123)	$830
2004	898	190	(176)	912
2003	882	201	(185)	898

3.	Exhibits
	Exhibit Number	Description

	2*	Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation’s Registration Statement on Form S-4 (No. 333-52664)).
	3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).
3.2*

Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant’s Form 10-K for 2000).

	3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Registration Statement on Form S-8 dated July 13, 1999).
4.1*

Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as an exhibit to Black Hills Holding Corporation’s Registration Statement on Form S-4 (No. 333-52664)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and JPMorgan Chase Bank, as Trustee (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

	10.1*	Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant’s Form 10-K for 1992).
	10.2*	Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant’s Form 10-K for 1997).
	10.3*	Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant’s Form 10-K for 1987).
	10.4*	Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant’s Form 10-K for 1999).
	31.1	Certification pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Previously filed as part of the filing indicated and incorporated by reference herein.

(b)	See (a) 3. Exhibits above.
(c)	See (a) 2. Schedules above.

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

Dated: March 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ DAVID R. EMERY	Director and	March 27, 2006
David R. Emery, Chairman, President and	Principal Executive Officer
Chief Executive Officer

/S/ MARK T. THIES	Principal Financial and	March 27, 2006
Mark T. Thies, Executive Vice President and	Accounting Officer
Chief Financial Officer

/S/ DAVID C. EBERTZ	Director	March 27, 2006
David C. Ebertz

/S/ JACK W. EUGSTER	Director	March 27, 2006
Jack W. Eugster

/S/ JOHN R. HOWARD	Director	March 27, 2006
John R. Howard

/S/ KAY S. JORGENSEN	Director	March 27, 2006
Kay S. Jorgensen

/S/ RICHARD KORPAN	Director	March 27, 2006
Richard Korpan

/S/ STEPHEN D. NEWLIN	Director	March 27, 2006
Stephen D. Newlin

/S/ WILLIAM G. VAN DYKE	Director	March 27, 2006
William G. Van Dyke

/S/ JOHN B. VERING	Director	March 27, 2006
John B. Vering

/S/ THOMAS J. ZELLER	Director	March 27, 2006
Thomas J. Zeller

INDEX TO EXHIBITS

Exhibit Number	Description

2*	Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation’s Registration Statement on Form S-4 (No. 333-52664)).
3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).
3.2*

Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant’s Form 10-K for 2000).

3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Registration Statement on Form S-8 dated July 13, 1999).
4.1*

Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as an exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-52664)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and JPMorgan Chase Bank, as Trustee (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002).

10.1*	Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant’s Form 10-K for 1992).
10.2*	Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant’s Form 10-K for 1997).
10.3*	Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant’s Form 10-K for 1987).
10.4*	Rate Freeze Extension (filed as Exhibit 10(t) to the Registrant’s Form 10-K for 1999).
31.1	Certification pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________

*	Previously filed as part of the filing indicated and incorporated by reference herein.