Form 10-Q
period 2006-03-31
BLACK HILLS POWER INC
filed 2006-05-12
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 1-7978

Black Hills Power, Inc.
Incorporated in South Dakota	IRS Identification Number 46-0111677
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes      ☐         No        ☒

As of April 30, 2006, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three Months Ended March 31, 2006 and 2005	3

	Condensed Balance Sheets –
	March 31, 2006 and December 31, 2005	4

	Condensed Statements of Cash Flows –
	Three Months Ended March 31, 2006 and 2005	5

	Notes to Condensed Financial Statements	6-10

Item 2.	Results of Operations	11-14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 6.	Exhibits	15

	Signatures	16

	Exhibit Index	17

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Operating revenue	$43,968	$43,147

Operating expenses:
Fuel and purchased power	16,048	15,729
Operations and maintenance	5,307	4,835
Administrative and general	5,834	5,960
Depreciation and amortization	4,592	4,938
Taxes, other than income taxes	2,090	2,190
	33,871	33,652

Operating income	10,097	9,495

Other income (expense):
Interest expense	(3,243)	(3,215)
Interest income	286	34
Other income, net	186	140
	(2,771)	(3,041)

Income before income taxes	7,326	6,454
Income taxes	(2,427)	(2,132)

Net income	$4,899	$4,322

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$1,391	$685
Receivables (net of allowance for doubtful accounts
of $837 and $830, respectively)	16,449	20,293
Receivables – affiliates	1,099	1,964
Money Pool note receivable – affiliate	4,830	—
Materials, supplies and fuel	14,642	14,236
Deferred income taxes	759	835
Other current assets	661	820
	39,831	38,833

Investments	3,478	3,340

Property, plant and equipment	659,034	653,679
Less accumulated depreciation	(255,061)	(250,583)
	403,973	403,096

Other assets:
Regulatory assets	6,894	6,941
Other	10,554	11,448
	17,448	18,389
	$464,730	$463,658
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$1,997	$1,996
Accounts payable	6,363	10,290
Accounts payable – affiliates	1,851	1,624
Money Pool note payable – Parent	—	1,842
Accrued liabilities	16,245	14,866
	26,456	30,618

Long-term debt, net of current maturities	155,208	155,219

Deferred credits and other liabilities:
Deferred income taxes	68,307	67,942
Regulatory liabilities	5,668	5,740
Other	15,541	15,460
	89,516	89,142

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,549
Retained earnings	131,984	127,312
Accumulated other comprehensive loss	(1,425)	(1,598)
	193,550	188,679
	$464,730	$463,658

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Operating activities:
Net income	$4,899	$4,322
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	4,592	4,938
Deferred income tax	15	22
Change in operating assets and liabilities -
Accounts receivable and other current assets	3,541	4,209
Accounts payable and other current liabilities	(2,536)	(1,010)
Other operating activities	1,235	361
	11,746	12,842
Investing activities:
Property, plant and equipment additions	(4,220)	(2,782)
Change in note receivable from affiliate, net	(4,830)	—
Other investing activities	(138)	(136)
	(9,188)	(2,918)

Financing activities:
Change in note payable to parent company, net	(1,842)	(9,709)
Long-term debt – repayments	(10)	(9)
	(1,852)	(9,718)

Increase in cash and cash equivalents	706	206

Cash and cash equivalents:
Beginning of period	685	344
End of period	$1,391	$550

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired with accrued liabilities	$416	$—

Cash paid during the period for:
Interest	$4,241	$3,374
Income taxes paid	$1,132	$688

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements

(unaudited)

(Reference is made to Notes to Financial Statements

included in the Company’s 2005 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The financial statements included herein have been prepared by Black Hills Power, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2006, December 31, 2005 and March 31, 2005, financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

(2)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net income	$4,899	$4,322
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated
as cash flow hedges	218	—
Reclassification adjustments included
in net income	(45)	11
Comprehensive income	$5,072	$4,333

(3)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.1 million and $2.0 million as of March 31, 2006 and December 31, 2005, respectively. The Company also has accounts payable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.9 million and $1.6 million as of March 31, 2006 and December 31, 2005, respectively.

Money Pool Notes Receivable and Notes Payable

In August 2005, the Company entered into a Utility Money Pool Agreement with Black Hills Corporation (the Parent); and Cheyenne Light, Fuel and Power, (Cheyenne Light) an electric and gas utility subsidiary of the Parent. Under the agreement, the Company may borrow from the Parent. The Agreement restricts the Company from loaning funds to the Parent or to any of the Parent’s non-utility subsidiaries; the Agreement does not restrict the Company from making dividends to the Parent. Borrowings under the agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one month LIBOR rate plus 100 basis points.

The Utility Money Pool has a net note receivable balance from Cheyenne Light of $4.8 million at March 31, 2006 and a net note payable balance to the Parent of $1.8 million at December 31, 2005. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (5.53 percent at March 31, 2006).

Other Balances and Transactions

The Company purchases coal from Wyodak Resources Development Corp., an indirect subsidiary of the Parent. The amount purchased during the three months ended March 31, 2006 and 2005 was $2.6 million and $2.4 million, respectively.

In addition, the Company recorded $0.6 million in revenues in the three months ended March 31, 2006, relating to a fair value hedge with Enserco Energy, an indirect subsidiary of the Parent.

The Company also received revenues of approximately $0.2 million for the three months ended March 31, 2006, and $0.1 million for the three months ended March 31, 2005, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

The Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $3.0 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively.

(4)	RISK MANAGEMENT

On March 31, 2006 and December 31, 2005, the Company had the following swaps and related balances (in thousands):

							Pre-tax
				Non-		Non-	Accumulated
		Maximum	Current	current	Current	current	Other	Unrealized
		Terms in	Derivative	Derivative	Derivative	Derivative	Comprehensive	Gain
	Notional*	Years	Assets	Assets	Liabilities	Liabilities	Income (Loss)	(Loss)
March 31,
2006

Natural gas
swaps	155,000	1.00	$31	$—	$—	$—	$31	$—

December 31,
2005

Natural gas
swaps	275,000	0.25	$192	$—	$219	$—	$(219)	$192

________________________

*gas in MMbtu’s

Based on March 31, 2006 market prices, a gain of less than $0.1 million would be realized and reported in pre-tax earnings during the next twelve months related to the cash flow hedge. Estimated and actual realized gains will likely change during the next twelve months as market prices change.

In addition, certain volumes of natural gas inventory were designated as the underlying hedged item in a “fair value” hedge transaction. These volumes are stated at market value using published spot industry quotations. Market adjustments are recorded in inventory on the Balance Sheet and the related unrealized gain/loss on the Statement of Income. As of December 31, 2005, the market adjustments recorded in inventory were $(0.2) million.

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Service cost	$271	$248
Interest cost	680	675
Expected return on plan assets	(889)	(870)
Amortization of prior service cost	26	39
Amortization of net loss	166	213

Net periodic benefit cost	$254	$305

The Company does not anticipate that it will need to make a contribution to the Plan in the 2006 fiscal year.

Supplemental Nonqualified Defined Benefit Plan

The Company has various supplemental retirement plans for outside directors and key executives of the Company (Supplemental Plans). The Supplemental Plans are nonqualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Service cost	$—	$—
Interest cost	28	27
Amortization of net loss	16	12

Net periodic benefit cost	$44	$39

The Company anticipates that it will make contributions to the Supplemental Plans for the 2006 fiscal year of approximately $0.1 million. The contributions are expected to be in the form of benefit payments.

Non-pension Defined Benefit Postretirement Plan

Employees who are participants in the Company’s Postretirement Healthcare Plans (Healthcare Plans) and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plan are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Service cost	$62	$73
Interest cost	100	116
Amortization of net transition obligation	29	29
Amortization of prior service cost	(5)	(5)
Amortization of net loss	—	19

Net periodic benefit cost	$186	$232

The Company anticipates that it will make contributions to the Plan for the 2006 fiscal year of approximately $0.2 million. The contributions are expected to be in the form of benefit payments.

It has been determined that the Company’s post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy. The decrease in net periodic postretirement benefit cost due to the subsidy is as follows (in thousands):

Three Months
Ended
March 31, 2006

Service cost	$(11)
Interest cost	(16)
Amortization of net loss	(9)
Total decrease to net periodic postretirement benefit cost	$(36)

(6)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K. There have been no material developments in these proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first quarter of 2006.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Revenue	$43,968	$43,147
Operating expenses	33,871	33,652
Operating income	$10,097	$9,495

Income from continuing operations and net income	$4,899	$4,322

The following tables provide certain operating statistics for the Electric Utility segment:

	Electric Revenue
	(in thousands)

	Three Months Ended March 31,
		Percentage
Customer Base	2006	Change	2005

Commercial	$11,422	—%	$11,446
Residential	10,663	1	10,543
Industrial	5,011	3	4,854
Municipal sales	520	5	493
Total retail sales	27,616	1	27,336
Contract wholesale	6,108	2	5,986
Wholesale off-system	8,234	1	8,113
Total electric sales	41,958	1	41,435
Other revenue	2,010	17	1,712
Total revenue	$43,968	2%	$43,147

	Megawatt Hours

	Three Months Ended March 31,
		Percentage
Customer Base	2006	Change	2005

Commercial	158,593	1%	157,518
Residential	141,794	3	137,947
Industrial	103,027	5	98,398
Municipal sales	7,059	9	6,462
Total retail sales	410,473	3	400,325
Contract wholesale	162,251	1	160,838
Wholesale off-system	180,163	(4)	188,114
Total electric sales	752,887	—%	749,277

	Three Months Ended
	March 31,
		Percentage
Resources	2006	Change	2005

Megawatt-hours generated:
Coal	454,133	4%	435,935
Gas	2,211	34	1,653
	456,344	4	437,588

Megawatt-hours purchased	312,287	(3)	321,671
Total resources	768,631	1%	759,259

	Three Months Ended
	March 31,
	2006	2005
Heating and cooling degree days
Actual
Heating degree days	2,946	2,990

Percent of normal
Heating degree days	90%	91%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005. Income from continuing operations increased $0.6 million primarily due to increased revenues and lower depreciation expense and legal costs, partially offset by increased fuel costs and corporate allocations.

Electric utility revenues increased 2 percent for the three month period ended March 31, 2006, compared to the same period in the prior year. Total retail megawatt-hour sales increased 3 percent compared to the three months ended March 31, 2005. Heating degree days, which is a measure of weather trends, were 1 percent lower than the same period in the prior year. Wholesale off-system sales increased 1 percent due to a 6 percent increase in average price received, partially offset by a 4 percent decrease in megawatt-hours sold.

Electric operating expenses increased 1 percent for the three month period ended March 31, 2006, compared to the same period in the prior year. Fuel costs increased 12 percent due to a 4 percent increase in megawatt-hours generated at an 8 percent higher average cost. Megawatt-hours produced through coal-fired generation increased as we experienced an 18-day unscheduled plant outage at the Wyodak plant in the first quarter of 2005. Operating expense for the three months ended March 31, 2006 was also affected by increased corporate allocations, which were offset by a decrease in depreciation expense, due to a revision of depreciation rates resulting from an independent depreciation study commissioned by the Company, and a decrease in power marketing legal costs relative to costs incurred in the first quarter of 2005.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Items 1 and 2 of our 2005 Annual Report on Form 10-K filed with the SEC, and the following:

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2006. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 10 of Notes to Consolidated Financial Statements in Item 8 of the Company’s 2005 Annual Report on Form 10-K and Note 6 of our Notes to Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 6 is incorporated by reference into this item.

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors from those reported in Item 1A. of Part I of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Dated: May 12, 2006

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