Form 10-Q
period 2006-06-30
BLACK HILLS POWER INC
filed 2006-08-14
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 1-7978

Black Hills Power, Inc.
Incorporated in South Dakota	IRS Identification Number 46-0111677
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

As of July 31, 2006, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three and Six Months Ended June 30, 2006 and 2005	3

	Condensed Balance Sheets –
	June 30, 2006 and December 31, 2005	4

	Condensed Statements of Cash Flows –
	Six Months Ended June 30, 2006 and 2005	5

	Notes to Condensed Financial Statements	6-11

Item 2.	Results of Operations	12-16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

	Signatures	18

	Exhibit Index	19

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)

Operating revenue	$47,036	$42,261	$91,004	$85,408

Operating expenses:
Fuel and purchased power	20,588	15,587	36,636	31,316
Operations and maintenance	8,095	6,613	13,402	11,448
Administrative and general	4,991	5,062	10,826	11,022
Depreciation and amortization	5,020	4,759	9,612	9,697
Taxes, other than income taxes	1,851	2,120	3,940	4,310
	40,545	34,141	74,416	67,793

Operating income	6,491	8,120	16,588	17,615

Other income (expense):
Interest expense	(3,367)	(3,146)	(6,610)	(6,361)
Interest income	465	9	751	43
Other income, net	(3)	134	183	275
	(2,905)	(3,003)	(5,676)	(6,043)

Income before income taxes	3,586	5,117	10,912	11,572
Income taxes	(1,150)	(1,708)	(3,577)	(3,840)

Net income	$2,436	$3,409	$7,335	$7,732

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2006	2005
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$5	$685
Receivables (net of allowance for doubtful accounts
of $262 and $830, respectively)	17,764	20,293
Receivables – affiliates	1,569	1,964
Materials, supplies and fuel	16,871	14,236
Deferred income taxes	425	835
Other current assets	1,451	820
	38,085	38,833

Investments	3,492	3,340

Property, plant and equipment	668,331	653,679
Less accumulated depreciation	(259,024)	(250,583)
	409,307	403,096

Other assets:
Regulatory assets	6,848	6,941
Other	10,337	11,448
	17,185	18,389
	$468,069	$463,658
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$1,999	$1,996
Accounts payable	7,881	10,290
Accounts payable – affiliates	3,748	1,624
Money pool note payable – Parent	1,023	1,842
Accrued liabilities	13,353	14,866
	28,004	30,618

Long-term debt, net of current maturities	153,242	155,219

Deferred credits and other liabilities:
Deferred income taxes	68,472	67,942
Regulatory liabilities	6,402	5,740
Other	15,925	15,460
	90,799	89,142

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,549
Retained earnings	134,420	127,312
Accumulated other comprehensive loss	(1,387)	(1,598)
	196,024	188,679
	$468,069	$463,658

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)

Operating activities:
Net income	$7,335	$7,732
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	9,612	9,697
Deferred income tax	346	230
Change in operating assets and liabilities -
Accounts receivable and other current assets	113	2,406
Accounts payable and other current liabilities	(1,918)	(599)
Other operating activities	1,446	707
	16,934	20,173
Investing activities:
Property, plant and equipment additions	(14,669)	(7,249)
Other investing activities	(152)	3,061
	(14,821)	(4,188)

Financing activities:
Change in note payable to parent company, net	(819)	(14,350)
Long-term debt – repayments	(1,974)	(1,973)
	(2,793)	(16,323)

Decrease in cash and cash equivalents	(680)	(338)

Cash and cash equivalents:
Beginning of period	685	344
End of period	$5	$6

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired with
accrued liabilities	$321	$—

Cash paid during the period for:
Interest	$6,601	$5,996
Income taxes paid	$4,927	$3,283

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2006, December 31, 2005 and June 30, 2005, financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

(2)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FIN 48

In June, 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes” (FAS 109) and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the impact of adoption to be reported as a cumulative effect of an accounting change. Management is currently evaluating the impact FIN 48 will have on the Company’s consolidated financial statements.

(3)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$2,436	$3,409	$7,335	$7,732
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges	27	(59)	245	(59)
Reclassification adjustments included
in net income	11	11	(34)	22
Comprehensive income	$2,474	$3,361	$7,546	$7,695

(4)	RELATED-PARTY TRANSACTIONS

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

The Company through the Utility Money Pool has a net note payable balance to the Parent of $1.0 million and $1.8 million as of June 30, 2006 and December 31, 2005, respectively. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (6.03 percent at June 30, 2006).

Other Balances and Transactions

The Company purchases coal from Wyodak Resources Development Corp., an indirect subsidiary of the Parent. The amount purchased during the three months ended June 30, 2006 and 2005 was $2.2 million and $2.4 million, respectively; and $4.8 million for each of the six month periods ended June 30, 2006 and 2005, respectively.

In addition, for the six months ended June 30, 2006 the Company recorded revenues of $0.6 million, relating to payments received pursuant to a natural gas swap entered into with Enserco Energy, an indirect subsidiary of the Parent.

The Company also received revenues of approximately $0.6 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively; and $0.8 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

The Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $2.3 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively; and $5.3 million and $4.8 million for the six months ended June 30, 2006 and 2005, respectively.

Receivables and Payables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.6 million and $2.0 million as of June 30, 2006 and December 31, 2005, respectively. The Company also has accounts payable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $3.7 million and $1.6 million as of June 30, 2006 and December 31, 2005, respectively.

(5)	RISK MANAGEMENT

On June 30, 2006 and December 31, 2005, the Company had the following swaps and related balances (in thousands):

							Pre-tax
				Non-		Non-	Accumulated
		Maximum	Current	current	Current	current	Other	Unrealized
		Terms in	Derivative	Derivative	Derivative	Derivative	Comprehensive	Gain
	Notional*	Years	Assets	Assets	Liabilities	Liabilities	Income (Loss)	(Loss)
June 30,
2006

Natural gas
swaps	155,000	0.75	$73	$—	$—	$—	$73	$—

December 31,
2005

Natural gas
swaps	275,000	0.25	$192	$—	$219	$—	$(219)	$192

________________________

*gas in MMbtu’s

Based on June 30, 2006 market prices, a gain of $0.1 million would be realized and reported in pre-tax earnings during the next twelve months related to the cash flow hedge. Estimated and actual realized gains will likely change during the next twelve months as market prices change.

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

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$271	$248	$542	$496
Interest cost	680	675	1,360	1,350
Expected return on plan assets	(889)	(870)	(1,778)	(1,740)
Amortization of prior service cost	26	39	52	78
Amortization of net loss	166	213	332	426

Net periodic benefit cost	$254	$305	$508	$610

The Company does not anticipate that it will need to make a contribution to the Plan in the 2006 fiscal year.

Supplemental Nonqualified Defined Benefit Plan

The Company has various supplemental retirement plans for key executives of the Company (Supplemental Plans). The Supplemental Plans are nonqualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$—	$—	$—	$—
Interest cost	28	27	56	54
Amortization of net loss	16	12	32	24

Net periodic benefit cost	$44	$39	$88	$78

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

The components of net periodic benefit cost for the Healthcare Plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$62	$73	$124	$146
Interest cost	100	116	200	232
Amortization of net transition obligation	29	29	58	58
Amortization of prior service cost	(5)	(5)	(10)	(10)
Amortization of net loss	—	19	—	38

Net periodic benefit cost	$186	$232	$372	$464

The Company anticipates that it will make contributions to the Healthcare Plan for the 2006 fiscal year of approximately $0.2 million. The contributions are expected to be in the form of benefit payments.

It has been determined that the Company’s post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy. The decrease in net periodic postretirement benefit cost due to the subsidy is as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Service cost	$(11)	$(22)
Interest cost	(16)	(32)
Amortization of net loss	(9)	(18)
Total decrease to net periodic postretirement benefit cost	$(36)	$(72)

(7)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

PPM Energy, Inc. Demand for Arbitration

As disclosed in previous filings with the Securities and Exchange Commission, the Company received a Demand for Arbitration from PPM Energy, Inc. (PPM) on January 2, 2004, that alleged claims for breach of contract and requested a declaration of the parties’ rights and responsibilities under an Exchange Agreement executed in April of 2001. PPM asserted the Exchange Agreement obligated the Company to accept receipt and cause corresponding delivery of electric energy, and to grant access to transmission rights allegedly covered by the Agreement. PPM requested an award of damages in an amount not less than $20.0 million. The Company filed its Response to Demand, including a counterclaim that sought recovery of sums PPM had refused to pay pursuant to the Exchange Agreement. The dispute was presented to the arbitrator in August 2005 and the arbitrator delivered his decision on June 5, 2006.

The arbitrator concluded both parties failed to perform the Exchange Agreement, in certain respects. The Company has paid PPM a net settlement of $1.1 million in accordance with the decision. The Company does not believe that the decision will have a material impact on its ability to market surplus power in the future.

Subsequent Event - Forest Fire Claims

On August 10, 2006, the Company settled State and Federal government claims related to the Hell Canyon and Grizzly Gulch forest fires. In the settlement of governmental claims, the Company does not admit liability or responsibility for the fires, but agreed to pay $1.3 million and $5.9 million respectively to terminate the lawsuits.

Additional claims have been made for individual and business losses relating to injury to personal and real property, and lost income, as a result of the Grizzly Gulch forest fire. The Company will vigorously defend all claims brought by private parties. The settlements and additional claims are not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Except as described above, there have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first six months of 2006.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)

Revenue	$47,036	$42,261	$91,004	$85,408
Operating expenses	40,545	34,141	74,416	67,793
Operating income	$6,491	$8,120	$16,588	$17,615

Net income	$2,436	$3,409	$7,335	$7,732

The following tables provide certain operating statistics:

	Electric Revenue
	(in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Customer Base	2006	Change	2005	2006	Change	2005

Commercial	$11,892	2%	$11,634	$23,290	1%	$23,065
Residential	8,868	3	8,649	19,556	2	19,207
Industrial	5,187	6	4,910	10,198	4	9,764
Municipal sales	591	6	555	1,111	6	1,048
Total retail sales	26,538	3	25,748	54,155	2	53,084
Contract wholesale	5,920	4	5,672	12,028	3	11,657
Wholesale off-system	10,575	15	9,171	18,809	9	17,284
Total electric sales	43,033	6	40,591	84,992	4	82,025
Other revenue	4,003	140	1,670	6,012	78	3,383
Total revenue	$47,036	11%	$42,261	$91,004	7%	$85,408

	Megawatt Hours Sold

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Customer Base	2006	Change	2005	2006	Change	2005

Commercial	158,046	4%	152,644	316,639	2%	310,162
Residential	105,484	3	102,692	247,278	3	240,639
Industrial	108,333	4	103,695	211,360	5	202,093
Municipal sales	7,652	12	6,827	14,711	11	13,290
Total retail sales	379,515	4	365,858	789,988	3	766,184
Contract wholesale	154,694	3	150,659	316,945	2	311,997
Wholesale off-system	268,174	26	212,460	448,337	12	400,074
Total electric sales	802,383	10%	728,977	1,555,270	5%	1,478,255

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		Percentage			Percentage
Resources	2006	Change	2005	2006	Change	2005

Megawatt-hours generated:
Coal	366,821	(14)%	426,400	820,954	(5)%	862,300
Gas	11,482	200	3,830	13,693	149	5,500
	378,303	(12)	430,230	834,647	(4)	867,800

Megawatt-hours purchased	464,219	40	331,434	776,506	19	653,105
Total resources	842,522	11%	761,664	1,611,153	6%	1,520,905

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Heating and cooling degree days:
Actual
Heating degree days	710	933	3,656	3,923
Cooling degree days	211	148	211	148

Percent of normal
Heating degree days	71%	94%	85%	91%
Cooling degree days	209%	147%	209%	147%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. Income from operations decreased $1.0 million primarily due to increased operations and maintenance expense and fuel and purchased power costs, partially offset by increased revenues.

Electric utility revenues increased 11 percent for the three month period ended June 30, 2006, compared to the same period in the prior year. Total retail megawatt-hour sales increased 4 percent compared to the three months ended June 30, 2005. Heating degree days, which is a measure of weather trends, were 24 percent lower, and cooling degree days were 43 percent higher, than the same period in the prior year. Wholesale off-system sales increased 15 percent due to a 26 percent increase in megawatt-hours sold partially offset by a 9 percent decrease in average price received.

Electric operating expenses increased 19 percent for the three month period ended June 30, 2006, compared to the same period in the prior year. Fuel and purchased power costs increased 32 percent due to a 10 percent increase in megawatt-hours sold combined with increased cost per megawatt-hour primarily due to the impact of replacing low cost base load power with higher priced alternatives during the Wyodak plant outage. Operating expense for the three months ended June 30, 2006 was also affected by increased repairs and maintenance expense incurred for the Wyodak Plant and higher corporate allocations, partially offset by a decrease in power marketing legal costs relative to costs incurred in the second quarter of 2005 (See Notes to Condensed Financial Statements, Note 7 Legal Proceedings, for discussion of power marketing legal settlement).

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005. Income from continuing operations decreased 5 percent primarily due to increased operations and maintenance expense and fuel and purchased power costs, partially offset by increased revenues.

Electric utility revenues increased 7 percent for the six month period ended June 30, 2006, compared to the same period in the prior year. Total retail megawatt-hour sales increased 3 percent compared to the six months ended June 30, 2005. Heating degree days, which is a measure of weather trends, were 7 percent lower, and cooling degree days were 43 percent higher, than the same period in the prior year. Wholesale off-system sales increased 9 percent due to a 12 percent increase in megawatt-hours sold partially offset by a 3 percent decrease in average price received.

Electric operating expenses increased 10 percent for the six month period ended June 30, 2006, compared to the same period in the prior year. Fuel and purchased power costs increased 17 percent due to a 5 percent increase in megawatt-hours sold combined with increased cost per megawatt- hour primarily due to the impact of replacing low cost base load power with higher priced alternatives during the Wyodak plant outage. Operating expense for the six months ended June 30, 2006 was also affected by increased repairs and maintenance expense incurred for the Wyodak Plant maintenance and higher corporate allocations, partially offset by a decrease in power marketing legal costs relative to costs incurred in 2005 (See Notes to Condensed Financial Statements, Note 7 Legal Proceedings, for discussion of power marketing legal settlement).

Request for Rate Increase. On June 30, 2006 we filed an application with the South Dakota Public Utilities Commission (SDPUC) for an electric rate increase to be effective January 1, 2007. The application requests a 9.5 percent rate increase for all customer classes. In addition, the application proposes annual energy cost adjustments. The proposed cost adjustments would require us to absorb a portion of power cost increases, depending in part on earnings on certain short-term wholesale sales of electricity. The current rate structure, in place since 1995, does not contain fuel or purchased power adjustment clauses and only provides the ability to request rate relief from energy costs in certain defined situations. We expect these increases, if approved by the SDPUC, would result in an annual revenue increase of approximately $9.5 million. South Dakota retail customers account for approximately 90 percent of our total retail revenues. A rate freeze has been in place since 1995.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Item 1A of our 2005 Annual Report on Form 10-K and in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:

•	Obtaining adequate cost recovery for our operations through regulatory proceedings;
•	The amount and timing of capital deployment in new investment opportunities or for the repurchase of debt or stock;
•	Unfavorable rulings in the periodic applications to recover costs for fuel and purchased power;
•	The possibility that we may be required to take impairment charges to reduce the carrying value of some of our long-lived assets when indicators of impairment emerge;
•

Changes in business and financial reporting practices arising from the repeal of the Public Utilities Holding Company Act of 1935 and other provisions of the recently enacted Energy Policy Act of 2005.

•	Our ability to remedy any deficiencies that may be identified in the periodic review of our internal controls;
•

The timing and extent of changes in energy-related and commodity prices, interest rates, energy and commodity supply or volume, the cost of transportation of commodities, and demand for our services, all of which can affect our earnings, liquidity position and the underlying value of our assets.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2006. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 10 of Notes to Consolidated Financial Statements in Item 8 of the Company’s 2005 Annual Report on Form 10-K and Note 7 of our Notes to Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 7 is incorporated by reference into this item.

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

Dated: August 14, 2006

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