Form 10-Q
period 2006-09-30
BLACK HILLS POWER INC
filed 2006-11-14
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

As of October 31, 2006, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three and Nine Months Ended September 30, 2006 and 2005	3

	Condensed Balance Sheets –
	September 30, 2006 and December 31, 2005	4

	Condensed Statements of Cash Flows –
	Nine Months Ended September 30, 2006 and 2005	5

	Notes to Condensed Financial Statements	6-13

Item 2.	Results of Operations	14-19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

	Signatures	21

	Exhibit Index	22

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

Operating revenue		$53,190	$49,274	$144,194	$134,682

Operating expenses:
Fuel and purchased power		23,908	24,495	60,544	55,289
Operations and maintenance		5,505	5,277	18,907	17,247
Administrative and general		4,110	7,026	14,936	18,048
Depreciation and amortization		5,060	4,905	14,672	14,602
Taxes, other than income taxes		1,840	2,108	5,780	6,417
		40,423	43,811	114,839	111,603

Operating income		12,767	5,463	29,355	23,079

Other income (expense):
Interest expense		(2,971)	(3,122)	(8,902)	(9,483)
Interest income		2	2	74	45
Other income, net		16	30	199	303
		(2,953)	(3,090)	(8,629)	(9,135)

Income before income taxes		9,814	2,373	20,72 6	13,944
Income taxes		(4,050)	(485)	(7,627)	(4,325)

Net income		$5,764	$1,888	$13,099	$9,619

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,632	$685
Receivables (net of allowance for doubtful accounts
of $261 and $830, respectively)	20,057	20,293
Receivables – affiliates	1,059	1,964
Money pool note receivable – affiliates	5,894	—
Materials, supplies and fuel	16,874	14,236
Deferred income taxes	78	835
Other current assets	1,886	820
	47,480	38,833

Investments	3,509	3,340

Property, plant and equipment	671,802	653,679
Less accumulated depreciation	(263,199)	(250,583)
	408,603	403,096
Other assets:
Regulatory assets	6,999	6,941
Other	9,215	11,448
	16,214	18,389
	$475,806	$463,658
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$1,996
Accounts payable	7,574	10,290
Accounts payable – affiliates	1,286	1,624
Money pool note payable – affiliates	—	1,842
Accrued liabilities	15,797	14,866
	26,657	30,618

Long-term debt, net of current maturities	153,230	155,219

Deferred credits and other liabilities:
Deferred income taxes	70,195	67,942
Regulatory liabilities	7,082	5,740
Other	16,624	15,460
	93,901	89,142

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,549
Retained earnings	140,184	127,312
Accumulated other comprehensive loss	(1,157)	(1,598)
	202,018	188,679
	$475,806	$463,658

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)

Operating activities:
Net income	$13,099	$9,619
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	14,672	14,602
Deferred income tax	2,147	(1,224)
Net change in derivative assets and liabilities	(192)	78
Change in operating assets and liabilities -
Accounts receivable and other current assets	(1,385)	(1,244)
Accounts payable and other current liabilities	(2,260)	2,380
Other operating activities	2,216	3,501
	28,297	27,712
Investing activities:
Property, plant and equipment additions	(17,460)	(13,010)
Change in note receivable from affiliate, net	(5,894)	—
Other investing activities	(169)	3,045
	(23,523)	(9,965)

Financing activities:
Change in note payable to parent company, net	(1,842)	(13,214)
Long-term debt – repayments	(1,985)	(1,982)
	(3,827)	(15,196)

Increase in cash and cash equivalents	947	2,551

Cash and cash equivalents:
Beginning of period	685	344
End of period	$1,632	$2,895

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$11,271	$9,973
Income taxes paid	$4,655	$2,122

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2006, December 31, 2005 and September 30, 2005, financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

(2)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 157

During September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) and applies under other accounting pronouncements that require or permit fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is currently evaluating the impact SFAS 157 will have on the Company’s financial statements.

SFAS No. 158

During September 2006 the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This Statement requires the recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position, recognition of changes in the funded status in comprehensive income, measurement of the funded status of a plan as of the date of the year-end statement of financial position, and provides for related disclosures. SFAS 158 is effective for the recognition of the funded status as an asset or liability in the statement of financial position, recognition of changes in the funded status in comprehensive income, and the related disclosures in financial statements issued for fiscal years ending after December 15, 2006. Effective for fiscal years ending after December 15, 2008, SFAS 158 will require the measurement of the funded status of the plan to coincide with the date of the year end statement of financial position. Management is currently evaluating the impact SFAS 158 will have on the Company’s financial statements.

FIN 48

During June 2006 the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes” (FAS 109) and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the impact of adoption to be reported as a cumulative effect of an accounting change. Management is currently evaluating the impact FIN 48 will have on the Company’s financial statements.

SAB No. 108 – Effects of Prior Year Misstatements on Current Year Financial Statements

During September 2006 the staff of the SEC released SAB No. 108 on Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction can either be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment made to the opening balance of retained earnings for that year, or by restating prior periods. Appropriate disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment, as well as a disclosure of when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB No. 108 is effective January 1, 2007. Management is currently evaluating the impact this bulletin might have on the Company’s financial statements.

(3)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$5,764	$1,888	$13,099	$9,619
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges	220	(435)	466	(494)
Reclassification adjustments included
in net income	10	11	(25)	33
Comprehensive income	$5,994	$1,464	$13,540	$9,158

(4)	INCOME TAXES

The effective tax rate differs from the federal statutory rate during the periods presented, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

	35.0%	35.0%	35.0%	35.0%
State income tax	—	0.1	—	0.1
Amortization of excess deferred and
investment tax credits	(1.0)	(4.3)	(1.4)	(2.2)
IRS exam tax adjustment*	9.6	—	4.6	—
Tax return true-up	(1.9)	(7.0)	(0.9)	(1.2)
Other	(0.4)	(3.4)	(0.5)	(0.7)
	41.3%	20.4%	36.8%	31.0%

________________________

*	As a result of the settlement of an Internal Revenue Service (IRS) exam of the tax years

2001-2003 with respect to certain tax positions taken by the Company, an increase to income tax expense of approximately $0.9 million was recorded in the third quarter of 2006.

(5)	RELATED-PARTY TRANSACTIONS

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

The Company through the Utility Money Pool had a net note receivable balance from Cheyenne Light of $5.9 million on September 30, 2006 and a net note payable balance to the Parent of $1.8 million on December 31, 2005, respectively. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (6.02 percent at September 30, 2006).

Other Balances and Transactions

The Company purchases coal from Wyodak Resources Development Corp., an indirect subsidiary of the Parent. The amount purchased during the three months ended September 30, 2006 and 2005 was $2.6 million and $2.3 million, respectively; and $7.4 million and $7.1 million for each of the nine month periods ended September 30, 2006 and 2005, respectively.

In addition, the Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $2.0 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively; and $7.3 million and $8.0 million for the nine months ended September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006 the Company recorded revenues of $0.6 million, relating to payments received pursuant to a natural gas swap entered into with Enserco Energy, an indirect subsidiary of the Parent.

The Company also received revenues of approximately $0.7 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively; and $1.5 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

Receivables and Payables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.1 million and $2.0 million as of September 30, 2006 and December 31, 2005, respectively. The Company also has accounts payable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.3 million and $1.6 million as of September 30, 2006 and December 31, 2005, respectively.

(6)	RISK MANAGEMENT

The Company holds natural gas in storage for use as fuel for generating electricity with its gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, the Company utilizes various derivative instruments in managing these risks. On September 30, 2006 and December 31, 2005, the Company had the following derivatives and related balances (in thousands):

							Pre-tax
				Non-		Non-	Accumulated
		Maximum	Current	current	Current	current	Other	Unrealized
		Terms in	Derivative	Derivative	Derivative	Derivative	Comprehensive	Gain
	Notional*	Years	Assets	Assets	Liabilities	Liabilities	Income/(Loss)	(Loss)
Sept. 30,
2006

Natural gas
swaps	455,000	0.5	$1,382	$—	$—	$—	$411	$971

Dec. 31,
2005

Natural gas
swaps	275,000	0.25	$192	$—	$219	$—	$(219)	$192

________________________

*gas in MMbtu’s

Based on September 30, 2006 market prices, a gain of approximately $0.4 million would be realized and reported in pre-tax earnings during the next twelve months related to derivatives designated as “cash flow” hedges. Estimated and actual realized gains will likely change during the next twelve months as market prices change.

In addition, certain volumes of natural gas inventory were designated as the underlying hedged item in a “fair value” hedge transaction. These volumes are stated at market value using published spot industry quotations. Market adjustments are recorded in inventory on the Balance Sheets and the related unrealized gain/loss on the Statements of Income. As of September 30, 2006 and December 31, 2005, the market adjustments recorded in inventory were $(1.0) million and $(0.2) million, respectively.

(7)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$271	$248	$813	$744
Interest cost	680	675	2,040	2,025
Expected return on plan assets	(889)	(870)	(2,667)	(2,610)
Amortization of prior service cost	26	39	78	117
Amortization of net loss	166	213	498	639

Net periodic benefit cost	$254	$305	$762	$915

The Company does not anticipate that it will need to make a contribution to the Plan in the 2006 fiscal year.

Supplemental Nonqualified Defined Benefit Plan

The Company has various supplemental retirement plans for key executives of the Company (Supplemental Plans). The Supplemental Plans are nonqualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$—	$—	$—	$—
Interest cost	28	27	84	81
Amortization of net loss	16	12	48	36

Net periodic benefit cost	$44	$39	$132	$117

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

The components of net periodic benefit cost for the Healthcare Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$62	$73	$186	$219
Interest cost	100	116	300	348
Amortization of net transition obligation	29	29	87	87
Amortization of prior service cost	(5)	(5)	(15)	(15)
Amortization of net loss	—	19	—	57

Net periodic benefit cost	$186	$232	$558	$696

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

It has been determined that the Company’s post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy. The decrease in net periodic postretirement benefit cost due to the subsidy is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Service cost	$(11)	$(33)
Interest cost	(16)	(48)
Amortization of net loss	(9)	(27)
Total decrease to net periodic
postretirement benefit cost	$(36)	$(108)

(8)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

Forest Fire Claims

As disclosed in previous filings with the SEC, the Company settled governmental claims related to the Grizzly Gulch Fire and the Hell Canyon Fire. On August 25, 2006, the U.S. District Court approved a full and final settlement of all governmental claims relating to both fires. The settlement agreements provided for the release and dismissal of all claims against the Company. For its part, the Company did not admit liability for the fires, but agreed to make settlement payments for the Grizzly Gulch Fire as follows: (1) Payment of $2.3 million dollars to the State of South Dakota; (2) Payment of $1 million dollars to the State’s “Special Emergency Disaster Revenue Fund” and (3) Payment of $3.6 million dollars to the United States Government. The Company agreed to a settlement payment for the Hell Canyon Fire of $1 million dollars, which was divided between the state and federal governments. The settlements did not have a material adverse effect on the Company’s financial condition or results of operations.

While the governmental case was pending, a number of private claims for damages arising out of the Grizzly Gulch Fire were filed in Lawrence County Circuit Court, South Dakota. Counsel for these litigants had agreed to a stay of the proceedings pending the resolution of governmental claims. As a result of the settlement of the governmental cases, the private claims will now proceed through discovery. No trial date or other scheduling order has been set for these matters. The Company will continue to defend these matters. While the outcome of the remaining private suits is uncertain, it is not expected to have a material impact upon the Company’s financial condition or results of operations.

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

Except as described above, there have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first nine months of 2006.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

Revenue	$53,190	$49,274	$144,194	$134,682
Operating expenses	40,423	43,811	114,839	111,603
Operating income	$12,767	$5,463	$29,355	$23,079

Net income	$5,764	$1,888	$13,099	$9,619

The following tables provide certain operating statistics for the Company:

	Electric Revenue
	(in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Percentage			Percentage
Customer Base	2006	Change	2005	2006	Change	2005

Commercial	$14,499	3%	$14,127	$37,766	2%	$37,179
Residential	10,886	4	10,441	30,465	3	29,662
Industrial	5,249	3	5,111	15,448	4	14,874
Municipal sales	731	5	693	1,842	6	1,740
Total retail sales	31,365	3	30,372	85,521	2	83,455
Contract wholesale	6,423	12	5,719	18,451	6	17,377
Wholesale off-system	12,607	7	11,766	31,416	8	29,050
Total electric sales	50,395	5	47,857	135,388	4	129,882
Other revenue	2,795	97	1,417	8,806	83	4,800
Total revenue	$53,190	8%	$49,274	$144,194	7%	$134,682

	Megawatt Hours Sold

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Percentage			Percentage
Customer Base	2006	Change	2005	2006	Change	2005

Commercial	191,460	2%	188,481	508,099	2%	498,643
Residential	127,100	4	122,400	374,378	3	363,039
Industrial	110,873	2	108,445	322,233	4	310,538
Municipal sales	10,365	8	9,622	25,076	9	22,912
Total retail sales	439,798	3	428,948	1,229,786	3	1,195,132
Contract wholesale	165,024	13	145,993	481,969	5	457,990
Wholesale off-system	271,445	37	198,031	719,782	20	598,105
Total electric sales	876,267	13%	772,972	2,431,537	8%	2,251,227

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Regulated power
plant fleet availability:
Coal-fired plants	97.5%	85.8%	91.8%	90.2%
Other plants	99.8%	99.4%	99.6%	99.4%
Total availability	98.5%	91.7%	95.2%	94.2%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Percentage			Percentage
Resources	2006	Change	2005	2006	Change	2005

Megawatt-hours generated:
Coal	445,984	12%	397,513	1,266,938	1%	1,259,822
Gas	26,756	21	22,065	40,449	47	27,545
	472,740	13	419,578	1,307,387	2	1,287,367

Megawatt-hours purchased	424,209	12	378,986	1,200,715	16	1,032,091
Total resources	896,949	12%	798,564	2,508,102	8%	2,319,458

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Heating and cooling degree days:
Actual
Heating degree days	250	120	3,906	4,043
Cooling degree days	714	673	925	821

Percent of normal
Heating degree days	110%	53%	86%	89%
Cooling degree days	145%	136%	155%	138%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005. Net income increased $3.9 million primarily due to increased revenues, lower general and administrative costs and lower purchased power costs and operations and maintenance expense, partially offset by a $0.9 million negative impact to income tax expense related to the resolution of federal income tax audits.

Electric utility revenues increased 8 percent for the three month period ended September 30, 2006, compared to the same period in the prior year. Total retail megawatt-hour sales increased 3 percent compared to the three months ended September 30, 2005. Heating degree days, which is a measure of weather trends, were 108 percent higher and cooling degree days were 6 percent higher, than the same period in the prior year. Wholesale off-system sales increased 7 percent due to a 37 percent increase in megawatt-hours sold partially offset by a 22 percent decrease in average price received. Megawatt-hours available for wholesale off-system sales increased over the prior period due to the unscheduled Neil Simpson II plant outage in July and August of 2005.

Electric operating expenses decreased 8 percent for the three month period ended September 30, 2006, compared to the same period in the prior year. Fuel and purchased power costs decreased 2 percent due to a 4 percent decrease in purchased power at average prices that were 14 percent lower than the previous period, partially offset by increased fuel production costs. In addition, 2005 purchase power costs included approximately $2.8 million to cover the Neil Simpson II unscheduled plant outage in July and August of 2005. Megawatt hours generated and purchased increased 13 percent and 12 percent, respectively, for the three months ended September 30, 2006 compared to the same period in 2005. Operating expense for the three months ended September 30, 2006 was also affected by lower corporate allocations and a decrease in power marketing legal costs relative to costs incurred in the third quarter of 2005 (See Notes to Condensed Financial Statements, Note 8 Legal Proceedings, for discussion of power marketing legal settlement).

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005. Net income increased 36 percent primarily due to increased revenues, lower general and administrative costs and partially offset by increased fuel and purchased power costs, operations and maintenance expense and a $0.9 million negative impact to income tax expense related to the resolution of federal income tax audits.

Electric utility revenues increased 7 percent for the nine month period ended September 30, 2006, compared to the same period in the prior year. Total retail megawatt-hour sales increased 3 percent compared to the nine months ended September 30, 2005. Heating degree days, which is a measure of weather trends, were 3 percent lower and cooling degree days were 13 percent higher, than the same period in the prior year. Wholesale off-system sales increased 8 percent due to a 20 percent increase in megawatt-hours sold partially offset by a 10 percent decrease in average price received.

Electric operating expenses increased 3 percent for the nine month period ended September 30, 2006, compared to the same period in the prior year. Fuel and purchased power costs increased 10 percent due to an 8 percent increase in megawatt-hours sold. Megawatt hours generated increased 2 percent at a higher average price and megawatt hours purchased increased 16 percent at a 7 percent decrease in average price. We utilized higher cost gas generation in 2006 to cover scheduled and unscheduled outages at the Wyodak plant. In addition, 2005 purchased power costs include approximately $2.8 million to cover the Neil Simpson II unscheduled plant outage in July and August of 2005. Operating expense for the nine months ended September 30, 2006 was also affected by increased repairs and maintenance expense incurred for the Wyodak Plant maintenance and higher corporate allocations, partially offset by a decrease in power marketing legal costs relative to costs incurred in 2005 (See Notes to Condensed Financial Statements, Note 8 Legal Proceedings, for discussion of power marketing legal settlement).

Request for Rate Increase. On June 30, 2006 our electric utility filed an application with the South Dakota Public Utilities Commission (SDPUC) for an electric rate increase to be effective January 1, 2007. The application requests a 9.5 percent rate increase for all customer classes. In addition, the application proposes annual energy cost adjustments. The proposed cost adjustments would require the Company to absorb a portion of power cost increases, depending in part on earnings on certain short-term wholesale sales of electricity. The current rate structure, in place since 1995, does not contain fuel or purchased power adjustment clauses and only provides the ability to request rate relief from energy costs in certain defined situations. We expect these increases, if approved by the SDPUC, would result in an annual revenue increase of approximately $9.5 million. South Dakota retail customers account for approximately 90 percent of the electric utility’s total retail revenues. A rate freeze has been in place for the electric utility since 1995.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Item 1A of our 2005 Annual Report on Form 10-K and in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:

• Obtaining adequate cost recovery for our operations through regulatory proceedings and receiving unfavorable rulings in the periodic applications to recover costs for fuel and purchased power;
• The amount and timing of capital deployment in new investment opportunities or for the repurchase of debt or stock;
• Our ability to successfully maintain or improve our corporate credit rating;
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

•      The timing, volatility and extent of changes in energy-related and commodity prices, interest rates, energy and commodity supply or volume, the cost of transportation of commodities, and demand for our services, all of which can affect our earnings, liquidity position and the underlying value of our assets;

• The timing and extent of scheduled and unscheduled outages of power generation facilities;
• Our effective use of derivative financial instruments to hedge commodity, currency exchange rate and interest rate risks;
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
• The cost and effects on our business, including insurance, resulting from terrorist actions or natural disasters and responses to such actions or events;
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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2006. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 10 of Notes to Consolidated Financial Statements in Item 8 of the Company’s 2005 Annual Report on Form 10-K and Note 8 of our Notes to Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.

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

Dated: November 14, 2006

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