Form 10-Q
period 2007-03-31
BLACK HILLS POWER INC
filed 2007-05-15
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.

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

As of April 30, 2007, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three Months Ended March 31, 2007 and 2006	3

	Condensed Balance Sheets –
	March 31, 2007 and December 31, 2006	4

	Condensed Statements of Cash Flows –
	Three Months Ended March 31, 2007 and 2006	5

	Notes to Condensed Financial Statements	6-12

Item 2.	Results of Operations	13-16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

	Signatures	18

	Exhibit Index	19

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Operating revenue	$47,767	$43,968

Operating expenses:
Fuel and purchased power	17,035	16,048
Operations and maintenance	5,906	5,307
Administrative and general	5,164	5,834
Depreciation and amortization	5,155	4,592
Taxes, other than income taxes	1,962	2,090
	35,222	33,871

Operating income	12,545	10,097

Other income (expense):
Interest expense	(2,965)	(3,243)
Interest income	174	286
Allowance for funds used
during construction – equity	112	—
Other income, net	144	186
	(2,535)	(2,771)

Income before income taxes	10,010	7,326
Income taxes	(3,311)	(2,427)

Net income	$6,699	$4,899

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2007	2006
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$1,533	$1,223
Receivables (net of allowance for doubtful accounts
of $248 and $250, respectively)	17,778	20,115
Receivables – affiliates	1,513	1,935
Money pool note receivable – affiliates	12,437	13,264
Materials, supplies and fuel	16,906	17,579
Deferred income taxes	231	—
Other current assets	1,038	1,853
	51,436	55,969

Investments	3,695	3,552

Property, plant and equipment	681,073	675,987
Less accumulated depreciation	(268,395)	(265,247)
	412,678	410,740

Other assets:
Regulatory assets	17,620	17,688
Other	3,515	2,658
	21,135	20,346
	$488,944	$490,607
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$2,003	$2,002
Accounts payable	9,169	9,466
Accounts payable – affiliates	1,578	3,414
Accrued liabilities	14,222	21,862
Deferred income taxes	—	138
	26,972	36,882

Long-term debt, net of current maturities	153,205	153,217

Deferred credits and other liabilities:
Deferred income taxes	65,632	65,164
Regulatory liabilities	9,651	7,775
Other	19,581	19,700
	94,864	92,639

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	152,509	145,810
Accumulated other comprehensive loss	(1,597)	(932)
	213,903	207,869
	$488,944	$490,607

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Operating activities:
Net income	$6,699	$4,899
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	5,155	4,592
Deferred income tax	312	15
Allowance for funds used during construction –
equity	(112)	—
Change in operating assets and liabilities –
Accounts receivable and other current assets	3,713	3,541
Accounts payable and other current liabilities	(9,574)	(2,536)
Other operating activities	(1,179)	1,235
	5,014	11,746
Investing activities:
Property, plant and equipment additions	(5,377)	(4,220)
Change in note receivable from affiliate, net	827	(4,830)
Other investing activities	(143)	(138)
	(4,693)	(9,188)

Financing activities:
Change in note payable to parent company, net	—	(1,842)
Long-term debt – repayments	(11)	(10)
	(11)	(1,852)

Increase in cash and cash equivalents	310	706

Cash and cash equivalents:
Beginning of period	1,223	685
End of period	$1,533	$1,391

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired
with accrued liabilities	$131	$416

Cash paid during the period for:
Interest	$5,153	$4,241
Income taxes paid	$7,993	$1,132

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements

(unaudited)

(Reference is made to Notes to Financial Statements

included in the Company’s 2006 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The financial statements included herein have been prepared by Black Hills Power, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2007, December 31, 2006 and March 31, 2006, financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

(2)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FIN 48

On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes” (SFAS 109) and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 did not have a material effect on the Company’s financial position, results of operation or cash flows.

SAB No. 108 – Effects of Prior Year Misstatements on Current Year Financial Statements

During September 2006 the staff of the SEC released SAB No. 108 on Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction can either be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment made to the opening balance of retained earnings for that year, or by restating prior periods. Disclosure requirements include the nature and amount of each individual error being corrected in the cumulative adjustment, as well as a disclosure of when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB No. 108 was effective January 1, 2007. SAB No. 108 did not have a material effect on the Company’s financial position, results of operation or cash flows.

(3)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

SFAS 159

During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS 159 will have on the Company’s financial statements.

(4)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$6,699	$4,899
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges
(net of tax of $95 and $(117), respectively)	(177)	218
Reclassification adjustments included
in net income (net of tax of $263 and $24,
respectively)	(488)	(45)
Comprehensive income	$6,034	$5,072

(5)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.5 million and $1.9 million as of March 31, 2007 and December 31, 2006, respectively. The Company also has accounts payable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.6 million and $3.4 million as of March 31, 2007 and December 31, 2006, respectively.

Money Pool Notes Receivable and Notes Payable

The Company has entered into a Utility Money Pool Agreement with Black Hills Corporation (the Parent); and Cheyenne Light, Fuel and Power, (Cheyenne Light) an electric and gas utility subsidiary of the Parent. Under the agreement, the Company may borrow from the Parent. The Agreement restricts the Company from loaning funds to the Parent or to any of the Parent’s non-utility subsidiaries; the Agreement does not restrict the Company from making dividends to the Parent. Borrowings under the agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one month LIBOR rate plus 100 basis points.

The Company through the Utility Money Pool had a net note receivable balance from Cheyenne Light of $12.4 million and $13.3 million as of March 31, 2007 and December 31, 2006, respectively. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (6.02 percent at March 31, 2007). Net interest income of $0.1 million was recorded for the three months ended March 31, 2007.

Other Balances and Transactions

The Company also received revenues of approximately $0.4 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

The Company recorded revenues of $1.3 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively, relating to payments received pursuant to a natural gas swap entered into with Enserco Energy, an indirect subsidiary of the Parent.

The Company purchases coal from Wyodak Resources Development Corp., an indirect subsidiary of the Parent. The amount purchased during the three months ended March 31, 2007 and 2006 was $2.7 million and $2.6 million, respectively.

In addition, the Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $2.7 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.

The Company has funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $1.7 million at March 31, 2007 and December 31, 2006, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Balance Sheets. Interest on the funds accrues quarterly at an average prime rate (8.25 percent at March 31, 2007).

(6)	RISK MANAGEMENT

The Company holds natural gas in storage for use as fuel for generating electricity with its gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, the Company utilizes various derivative instruments in managing these risks. On March 31, 2007 and December 31, 2006, the Company had the following derivatives and related balances (in thousands):

							Pre-tax
				Non-		Non-	Accumulated
		Maximum	Current	current	Current	current	Other
		Terms in	Derivative	Derivative	Derivative	Derivative	Comprehensive
	Notional*	Years	Assets	Assets	Liabilities	Liabilities	Income/(Loss)
March 31,
2007

Natural gas
swaps	455,000	1.00	$—	$—	$161	$—	$(161)

December 31,
2006

Natural gas
swaps	310,000	0.25	$878	$—	$—	$—	$878

________________________

*gas in MMbtu’s

Based on March 31, 2007 market prices, a loss of $(0.2) million would be realized and reported in pre-tax earnings during the next twelve months related to derivatives designated as a cash flow hedge. Estimated and actual realized losses will likely change during the next twelve months as market prices change.

(7)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Service cost	$284	$271
Interest cost	731	680
Expected return on plan assets	(971)	(889)
Prior service cost	26	26
Net loss	102	166

Net periodic benefit cost	$172	$254

The Company does not anticipate that it will need to make a contribution to the Plan in the 2007 fiscal year.

Supplemental Nonqualified Defined Benefit Plans

The Company has various supplemental retirement plans for key executives of the Company (Supplemental Plans). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Interest cost	$28	$28
Net loss	14	16

Net periodic benefit cost	$42	$44

The Company anticipates that it will make contributions to the Supplemental Plans for the 2007 fiscal year of approximately $0.1 million. Contributions are expected to be in the form of benefit payments.

Non-pension Defined Benefit Postretirement Plans

Employees who are participants in the Company’s Postretirement Healthcare Plans (Healthcare Plans) and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Service cost	$52	$62
Interest cost	100	100
Net transition obligation	13	29
Prior service cost	—	(5)

Net periodic benefit cost	$165	$186

The Company anticipates that it will make contributions to the Healthcare Plan for the 2007 fiscal year of approximately $0.2 million. Contributions are expected to be made in the form of benefit payments.

It has been determined that the Company’s post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy. The decrease in net periodic postretirement benefit cost due to the subsidy is not material to the Company.

(8)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first three months of 2007.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Revenue	$47,767	$43,968
Operating expenses	35,222	33,871
Operating income	$12,545	$10,097

Net income	$6,699	$4,899

The following tables provide certain operating statistics for the Company:

	Electric Revenue
	(in thousands)

	Three Months Ended
	March 31,
		Percentage
Customer Base	2007	Change	2006

Commercial	$13,105	15%	$11,422
Residential	12,407	16	10,663
Industrial	5,096	2	5,011
Municipal sales	579	11	520
Total retail sales	31,187	13	27,616
Contract wholesale	6,457	6	6,108
Wholesale off-system	6,582	(20)	8,234
Total electric sales	44,226	5	41,958
Other revenue	3,541	76	2,010
Total revenue	$47,767	9%	$43,968

	Megawatt Hours Sold

	Three Months Ended
	March 31,
		Percentage
Customer Base	2007	Change	2006

Commercial	166,094	5%	158,593
Residential	152,736	8	141,794
Industrial	99,254	(4)	103,027
Municipal sales	7,420	5	7,059
Total retail sales	425,504	4	410,473
Contract wholesale	165,110	2	162,251
Wholesale off-system	133,849	(26)	180,163
Total electric sales	724,463	(4)%	752,887

	Three Months Ended
	March 31,
	2007	2006
Regulated power
plant fleet availability:
Coal-fired plants	95.3%	97.2%
Other plants	99.9%	99.2%
Total availability	97.3%	98.1%

	Three Months Ended
	March 31,
		Percentage
Resources	2007	Change	2006

Megawatt-hours generated:
Coal	440,518	(3)%	454,133
Gas	5,698	158	2,211
	446,216	(2)%	456,344

Megawatt-hours purchased	294,463	(6)%	312,287
Total resources	740,679	(4)%	768,631

	Three Months Ended
	March 31,
	2007	2006
Heating and cooling degree days:
Actual
Heating degree days	3,055	2,946

Percent of normal
Heating degree days	93%	90%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006. Net income increased $1.8 million primarily due to increased revenues, partially offset by increased fuel and purchased power costs and operating expenses. In addition, wholesale off-system gross margins were flat with the 2006 period.

Electric utility revenues increased 9 percent for the three month period ended March 31, 2007, compared to the same period in the prior year. Higher retail revenues were primarily due to increased rates in South Dakota that became effective January 1, 2007. Total retail megawatt-hour (MWh) sales increased 4 percent compared to the three months ended March 31, 2006 due to colder weather conditions and customer growth. Heating degree days, which is a measure of weather trends, were 4 percent higher than the same period in the prior year. Wholesale off-system sales decreased 20 percent due to a 26 percent decrease in MWhs sold partially offset by an 8 percent increase in average price received. MWhs available for wholesale off-system sales decreased from the prior period due to scheduled plant outages and power transmission constraints to the east of our AC-DC transmission tie, and increased native load.

Electric operating expenses increased 4 percent for the three month period ended March 31, 2007, compared to the same period in the prior year. Fuel and purchased power costs increased 6 percent due to a 5 percent increase in purchased power at average prices that were 11 percent higher than the same period in the prior year and increased fuel production costs, primarily due to higher average coal prices. MWhs generated and purchased decreased 2 percent and 6 percent, respectively, for the three months ended March 31, 2007 compared to the same period in 2006. Operating expense for the three months ended March 31, 2007 was also affected by increased maintenance costs for scheduled outages and increased depreciation expense.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Item 1A of our 2006 Annual Report on Form 10-K and in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:

•     Our ability to obtain adequate cost recovery for our retail utility operations through regulatory proceedings and receive favorable rulings in the periodic applications to recover costs for fuel and purchased power;

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
• Changes in business and financial reporting practices arising from the enactment of the Energy Policy Act of 2005.
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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2007. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective to ensure that material information relating to us that is required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Consolidated Financial Statements in Item 8 of the Company’s 2006 Annual Report on Form 10-K and Note 8 of our Notes to Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors from those reported in Item 1A. of Part I of our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Dated: May 15, 2007

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