Form 10-Q
period 2007-06-30
BLACK HILLS POWER INC
filed 2007-08-14
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.

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

As of July 31, 2007, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three and Six Months Ended June 30, 2007 and 2006	3

	Condensed Balance Sheets –
	June 30, 2007 and December 31, 2006	4

	Condensed Statements of Cash Flows –
	Six Months Ended June 30, 2007 and 2006	5

	Notes to Condensed Financial Statements	6-12

Item 2.	Results of Operations	13-17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

	Signatures	19

	Exhibit Index	20

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Operating revenue	$44,972	$47,036	$92,739	$91,004

Operating expenses:
Fuel and purchased power	16,670	20,588	33,705	36,636
Operations and maintenance	6,775	8,095	12,680	13,402
Administrative and general	4,463	4,991	9,628	10,826
Depreciation and amortization	5,183	5,020	10,338	9,612
Taxes, other than income taxes	1,821	1,851	3,783	3,940
	34,912	40,545	70,134	74,416

Operating income	10,060	6,491	22,605	16,588

Other income (expense):
Interest expense	(2,953)	(3,367)	(5,918)	(6,610)
Interest income	238	465	413	751
Allowance for funds used
during construction – equity	130	—	241	—
Other income, net	18	(3)	162	183
	(2,567)	(2,905)	(5,102)	(5,676)

Income before income taxes	7,493	3,586	17,503	10,912
Income taxes	(2,612)	(1,150)	(5,923)	(3,577)

Net income	$4,881	$2,436	$11,580	$7,335

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2007	2006
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$507	$1,223
Receivables (net of allowance for doubtful accounts
of $244 and $250, respectively)	18,139	20,115
Receivables – affiliates	850	1,935
Money pool note receivable – affiliates	14,999	13,264
Materials, supplies and fuel	17,174	17,579
Deferred income taxes	189	—
Other current assets	2,654	1,853
	54,512	55,969

Investments	3,711	3,552

Property, plant and equipment	685,940	675,987
Less accumulated depreciation	(270,646)	(265,247)
	415,294	410,740

Other assets:
Regulatory assets	17,605	17,688
Other	4,526	2,658
	22,131	20,346
	$495,648	$490,607
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$2,005	$2,002
Accounts payable	6,777	9,466
Accounts payable – affiliates	2,770	3,414
Accrued liabilities	13,918	21,862
Deferred income taxes	—	138
	25,470	36,882

Long-term debt, net of current maturities	151,237	153,217

Deferred credits and other liabilities:
Deferred income taxes	68,403	65,164
Regulatory liabilities	11,567	7,775
Other	20,121	19,700
	100,091	92,639

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	157,390	145,810
Accumulated other comprehensive loss	(1,531)	(932)
	218,850	207,869
	$495,648	$490,607

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)

Operating activities:
Net income	$11,580	$7,335
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	10,338	9,612
Deferred income tax	2,942	346
Allowance for funds used during construction –
equity	(241)	—
Change in operating assets and liabilities –
Accounts receivable and other current assets	1,793	113
Accounts payable and other current liabilities	(11,503)	(1,918)
Other operating activities	(1,188)	1,446
	13,721	16,934
Investing activities:
Property, plant and equipment additions	(10,566)	(14,669)
Change in note receivable from affiliate, net	(1,735)	—
Other investing activities	(159)	(152)
	(12,460)	(14,821)

Financing activities:
Change in note payable to parent company, net	—	(819)
Long-term debt – repayments	(1,977)	(1,974)
	(1,977)	(2,793)

Decrease in cash and cash equivalents	(716)	(680)

Cash and cash equivalents:
Beginning of period	1,223	685
End of period	$507	$5

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired
with accrued liabilities	$74	$321

Cash paid during the period for:
Interest	$8,525	$6,601
Income taxes paid	$12,477	$4,927

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2007, December 31, 2006 and June 30, 2006, financial information and are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

SFAS No. 157

During September 2006 the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which applies to other accounting pronouncements that require or permit fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is currently evaluating the impact SFAS 157 will have on the Company’s financial statements.

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

(4)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three Months Ended
	June 30,
	2007	2006

Net income	$4,881	$2,436
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges
(net of tax of $(30) and $(14), respectively)	55	27
Reclassification adjustments included
in net income (net of tax of $(6) and $(6),
respectively)	11	11
Comprehensive income	$4,947	$2,474

	Six Months Ended
	June 30,
	2007	2006

Net income	$11,580	$7,335
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges
(net of tax of $163 and $(131),
respectively)	(303)	245
Reclassification adjustments included
in net income (net of tax of $160 and $18,
respectively)	(296)	(34)
Comprehensive income	$10,981	$7,546

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	Derivatives	Employee
	Designated as	Benefit
	Cash Flow Hedges	Plans	Total

As of June 30, 2007	$(1,039)	$(492)	$(1,531)

As of December 31, 2006	$(440)	$(492)	$(932)

(5)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $0.9 million and $1.9 million as of June 30, 2007 and December 31, 2006, respectively. The Company also has accounts payable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $2.8 million and $3.4 million as of June 30, 2007 and December 31, 2006, respectively.

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

The Company through the Utility Money Pool had a net note receivable balance from Cheyenne Light of $15.0 million and $13.3 million as of June 30, 2007 and December 31, 2006, respectively. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (6.02 percent at June 30, 2007). Net interest income of $0.2 million and $0.1 million was recorded for the three months ended June 30, 2007 and 2006, respectively; and $0.4 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively.

Other Balances and Transactions

The Company also received revenues of approximately $0.6 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively; and $1.0 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

The Company recorded revenues of $1.3 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively, relating to payments received pursuant to a natural gas swap entered into with Enserco Energy, an indirect subsidiary of the Parent, with a third party transacted by Enserco on the Company's behalf.

The Company purchases coal from Wyodak Resources Development Corp., an indirect subsidiary of the Parent. The amount purchased during the three months ended June 30, 2007 and 2006 was $2.8 million and $2.2 million, respectively; and $5.5 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively.

In addition, the Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $2.9 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively; and $5.6 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively.

The Company has funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $1.7 million at June 30, 2007 and December 31, 2006, which is included in Other, Deferred credits and other liabilities on the accompanying Balance Sheets. Interest on the funds accrues quarterly at an average prime rate (8.25 percent at June 30, 2007).

(6)	RISK MANAGEMENT

The Company holds natural gas in storage for use as fuel for generating electricity with its gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, the Company utilizes various derivative instruments in managing these risks. On June 30, 2007 and December 31, 2006, the Company had the following derivatives and related balances (in thousands):

							Pre-tax
				Non-		Non-	Accumulated
		Maximum	Current	current	Current	current	Other
		Terms in	Derivative	Derivative	Derivative	Derivative	Comprehensive
	Notional*	Years	Assets	Assets	Liabilities	Liabilities	Income/(Loss)
June 30,
2007

Natural gas
swaps	455,000	0.83	$—	$—	$76	$—	$(76)

December 31,
2006

Natural gas
swaps	310,000	0.25	$878	$—	$—	$—	$878

________________________

*gas in MMbtu’s

Based on June 30, 2007 market prices, a loss of $(0.1) million would be realized and reported in pre-tax earnings during the next twelve months related to derivatives designated as a cash flow hedge. Estimated and actual realized losses will likely change during the next twelve months as market prices change.

(7)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$284	$271	$568	$542
Interest cost	731	680	1,462	1,360
Expected return on plan assets	(971)	(889)	(1,942)	(1,778)
Prior service cost	26	26	52	52
Net loss	102	166	204	332

Net periodic benefit cost	$172	$254	$344	$508

The Company does not anticipate that it will need to make a contribution to the Plan in the 2007 fiscal year.

Supplemental Nonqualified Defined Benefit Plans

The Company has various supplemental retirement plans for key executives of the Company (Supplemental Plans). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest cost	$28	$28	$56	$56
Net loss	14	16	28	32

Net periodic benefit cost	$42	$44	$84	$88

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

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$52	$62	$104	$124
Interest cost	100	100	200	200
Net transition obligation	13	29	26	58
Prior service cost	—	(5)	—	(10)

Net periodic benefit cost	$165	$186	$330	$372

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

The Company is subject to various legal proceedings, claims and litigation as described in Note 11 of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first six months of 2007.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Revenue	$44,972	$47,036	$92,739	$91,004
Operating expenses	34,912	40,545	70,134	74,416
Operating income	$10,060	$6,491	$22,605	$16,588

Income from continuing operations
and net income	$4,881	$2,436	$11,580	$7,335

The following tables provide certain operating statistics for the Company:

	Electric Revenue
	(in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Customer Base	2007	Change	2006	2007	Change	2006

Commercial	$13,094	10%	$11,892	$26,193	12%	$23,290
Residential	9,667	9	8,868	22,079	13	19,556
Industrial	5,482	6	5,187	10,578	4	10,198
Municipal sales	647	9	591	1,226	10	1,111
Total retail sales	28,890	9	26,538	60,076	11	54,155
Contract wholesale	5,832	(1)	5,920	12,289	2	12,028
Wholesale off system	7,415	(30)	10,575	13,998	(26)	18,809
Total electric sales	42,137	(2)	43,033	86,363	2	84,992
Other revenue	2,835	(29)	4,003	6,376	6	6,012
Total revenue	$44,972	(4)%	$47,036	$92,739	2%	$91,004

	Megawatt Hours Sold

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Customer Base	2007	Change	2006	2007	Change	2006

Commercial	160,482	2%	158,046	326,576	3%	316,639
Residential	106,788	1	105,484	259,524	5	247,278
Industrial	110,004	2	108,333	209,258	(1)	211,360
Municipal sales	7,788	2	7,652	15,208	3	14,711
Total retail sales	385,062	1	379,515	810,566	3	789,988
Contract wholesale	151,828	(2)	154,694	316,938	—	316,945
Wholesale off system	150,363	(44)	268,174	284,212	(37)	448,337
Total electric sales	687,253	(14)	802,383	1,411,716	(9)	1,555,270

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Regulated power
plant fleet availability:
Coal fired plants	93.9%	83.9%	94.6%	90.6%
Other plants	99.1%	99.5%	99.5%	99.4%
Total availability	96.2%	90.9%	96.8%	94.5%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		Percentage			Percentage
Resources	2007	Change	2006	2007	Change	2006

MWhs generated:
Coal	434,707	19%	366,821	875,225	7%	820,954
Gas	28,643	149	11,482	34,341	151	13,693
	463,350	22%	378,303	909,566	9%	834,647

MWhs purchased	254,588	(45)%	464,219	549,051	(29)%	776,506
Total resources	717,938	(15)%	842,522	1,458,617	(9)%	1,611,153

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Heating and cooling degree days:
Actual
Heating degree days	857	710	3,912	3,656
Cooling degree days	203	211	203	211

Percent of normal
Heating degree days	86%	71%	91%	85%
Cooling degree days	201%	209%	201%	209%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006. Income from continuing operations increased $2.4 million primarily due to lower maintenance expenses compared to 2006, which included a planned maintenance outage of the Wyodak plant, and higher retail revenues in 2007 resulting from rate increases that went into effect January 1, 2007. These items were partially offset by higher allocated corporate costs and lower gross margin from off-system sales.

Total revenues decreased 4 percent for the three month period ended June 30, 2007, compared to the same period in the prior year. Wholesale off-system sales decreased 30 percent due to a 44 percent decrease in MWhs sold partially offset by a 25 percent increase in average price received. MWhs available for wholesale off-system sales decreased from the prior period due to storm damage related transmission constraints to the east of our AC-DC transmission tie and increased native load. Following transmission repairs, we were able to resume full utilization of the AC-DC tie in June 2007. Decreases in off-system sales were partially offset by higher revenues from retail sales resulting from the January 1, 2007 rate increase and a slight increase in MWhs sold.

Operating expenses decreased 14 percent for the three month period ended June 30, 2007, compared to the same period in the prior year. Fuel and purchased power costs decreased 19 percent primarily due to a 14 percent decrease in MWh resource requirements resulting from a significant decrease in off-system sales volumes and higher MWhs generated from our low-cost coal resources due to the availability of the Wyodak plant for the whole period, partially offset by higher per MWh cost for purchased power. Maintenance costs for the three month period ended June 30, 2007 also decreased compared to costs incurred for 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006. Income from continuing operations increased $4.2 million primarily due to lower maintenance expenses compared to 2006, which included a planned maintenance outage of the Wyodak plant and higher retail revenues in 2007 resulting from rate increases that went into effect January 1, 2007. These items were partially offset by lower gross margin from off-system sales.

Revenues increased 2 percent for the six month period ended June 30, 2007, compared to the same period in the prior year. Higher retail revenues resulted from rate increases that went into effect January 1, 2007 and a 3 percent increase in MWhs sold, partially offset by wholesale off-system sales decreasing 26 percent due to a 37 percent decrease in MWhs sold partially offset by a 17 percent increase in average price received. MWhs available for wholesale off-system sales decreased from the prior period due to storm damage related transmission constraints to the east of our AC-DC transmission tie and increased native load. Following transmission repairs, we were able to resume full utilization of the AC-DC tie in June 2007.

Operating expenses decreased 6 percent for the six month period ended June 30, 2007, compared to the same period in the prior year. Fuel and purchased power costs decreased 8 percent, primarily due to a 9 percent decrease in MWh resource requirements resulting from a significant decrease in MWhs sold off-system and higher MWhs generated from our low-cost coal resources due to the increased availability of the Wyodak plant for the period, partially offset by higher per MWh cost for purchased power. Operating expense for the six months ended June 30, 2007 was also affected by decreased maintenance costs compared to costs incurred for 2006 scheduled outages and higher depreciation expense.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2007. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 14, 2007

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