Form 10-Q
period 2007-09-30
BLACK HILLS POWER INC
filed 2007-11-14
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.

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

As of October 31, 2007, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three and Nine Months Ended September 30, 2007 and 2006	3

	Condensed Balance Sheets –
	September 30, 2007 and December 31, 2006	4

	Condensed Statements of Cash Flows –
	Nine Months Ended September 30, 2007 and 2006	5

	Notes to Condensed Financial Statements	6-12

Item 2.	Results of Operations	13-16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

	Signatures	18

	Exhibit Index	19

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Operating revenue	$51,774	$53,190	$144,513	$144,194

Operating expenses:
Fuel and purchased power	22,315	23,908	56,020	60,544
Operations and maintenance	6,392	5,505	19,073	18,907
Administrative and general	5,326	4,110	14,953	14,936
Depreciation and amortization	5,197	5,060	15,535	14,672
Taxes, other than income taxes	1,396	1,840	5,179	5,780
	40,626	40,423	110,760	114,839

Operating income	11,148	12,767	33,753	29,355

Other income (expense):
Interest expense	(2,937)	(2,971)	(8,856)	(8,902)
Interest income	256	2	669	74
Allowance for funds used
during construction – equity	161	—	402	—
Other income, net	27	16	190	199
	(2,493)	(2,953)	(7,595)	(8,629)

Income before income taxes	8,655	9,814	26,158	20,726
Income taxes	(2,874)	(4,050)	(8,797)	(7,627)

Net income	$5,781	$5,764	$17,361	$13,099

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2007	2006
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$1,128	$1,223
Receivables (net of allowance for doubtful accounts
of $250 and $250, respectively)	20,026	20,115
Receivables – affiliates	1,670	1,935
Money pool note receivable – affiliates	18,182	13,264
Materials, supplies and fuel	16,953	17,579
Prepaid income taxes	7,398	—
Deferred income taxes	287	—
Other current assets	474	1,853
	66,118	55,969

Investments	3,729	3,552

Property, plant and equipment	691,253	675,987
Less accumulated depreciation	(269,471)	(265,247)
	421,782	410,740

Other assets:
Regulatory assets	17,749	17,688
Other	2,215	2,658
	19,964	20,346
	$511,593	$490,607
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$2,007	$2,002
Accounts payable	7,513	9,466
Accounts payable – affiliates	10,644	3,414
Accrued liabilities	12,349	21,862
Deferred income taxes	—	138
	32,513	36,882

Long-term debt, net of current maturities	151,223	153,217

Deferred credits and other liabilities:
Deferred income taxes	68,925	65,164
Regulatory liabilities	13,453	7,775
Other	20,900	19,700
	103,278	92,639

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	163,171	145,810
Accumulated other comprehensive loss	(1,583)	(932)
	224,579	207,869
	$511,593	$490,607

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Operating activities:
Net income	$17,361	$13,099
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	15,535	14,672
Deferred income tax	3,034	2,147
Allowance for funds used during construction –
equity	(402)	—
Change in operating assets and liabilities –
Accounts receivable and other current assets	(5,928)	(1,385)
Accounts payable and other current liabilities	(4,948)	(2,260)
Other operating activities	2,063	2,024
	26,715	28,297
Investing activities:
Property, plant and equipment additions	(19,726)	(17,460)
Change in note receivable from affiliate, net	(4,918)	(5,894)
Other investing activities	(177)	(169)
	(24,821)	(23,523)

Financing activities:
Change in note payable to parent company, net	—	(1,842)
Long-term debt – repayments	(1,989)	(1,985)
	(1,989)	(3,827)

(Decrease) increase in cash and cash
equivalents	(95)	947

Cash and cash equivalents:
Beginning of period	1,223	685
End of period	$1,128	$1,632

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired
with accrued liabilities	$764	$338

Cash paid during the period for:
Interest (net of amounts capitalized)	$9,935	$11,271
Income taxes paid	$14,847	$4,655

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2007, December 31, 2006 and September 30, 2006, financial information and are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

(4)	COMPREHENSIVE INCOME

The following table presents the components of the Company’s comprehensive income (in thousands):

	Three Months Ended
	September 30,
	2007	2006

Net income	$5,781	$5,764
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges (net of
tax of $34 and $(119), respectively)	(62)	220
Reclassification adjustments included
in net income (net of tax of $(5) and $(5),
respectively)	10	10
Comprehensive income	$5,729	$5,994

	Nine Months Ended
	September 30,
	2007	2006

Net income	$17,361	$13,099
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges
(net of tax of $197 and $(250),
respectively)	(366)	466
Reclassification adjustments included
in net income (net of tax of $154 and $13,
respectively)	(285)	(25)
Comprehensive income	$16,710	$13,540

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	Derivatives	Employee
	Designated as	Benefit
	Cash Flow Hedges	Plans	Total

As of September 30, 2007	$(1,091)	$(492)	$(1,583)

As of December 31, 2006	$(440)	$(492)	$(932)

(5)	INCOME TAXES

The effective tax rate differs from the federal statutory rate during the periods presented, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

	35.0%	35.0%	35.0%	35.0%

Amortization of excess deferred and
investment tax credits	(1.1)	(1.0)	(1.1)	(1.4)
IRS exam tax adjustment*	—	9.6	—	4.6
Tax return true-up	—	(1.9)	—	(0.9)
Other	(0.7)	(0.4)	(0.3)	(0.5)
	33.2%	41.3%	33.6%	36.8%

_________________________

*

As a result of the settlement of an Internal Revenue Service (IRS) exam of the tax years 2001-2003 with respect to certain tax positions taken by the Company, an increase to income tax expense of approximately $0.9 million was recorded in the third quarter of 2006.

(6)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

The Company has accounts receivable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $1.7 million and $1.9 million as of September 30, 2007 and December 31, 2006, respectively. The Company also has accounts payable balances related to transactions with other Black Hills Corporation subsidiaries. The balances were $10.6 million and $3.4 million as of September 30, 2007 and December 31, 2006, respectively.

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

The Company through the Utility Money Pool had a net note receivable balance from Cheyenne Light of $18.2 million and $13.3 million as of September 30, 2007 and December 31, 2006, respectively. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (5.82 percent at September 30, 2007). Net interest income of $0.3 million was recorded for the three months ended September 30, 2007; and $0.7 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Other Balances and Transactions

The Company also received revenues of approximately $0.6 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively; and $1.6 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of Black Hills Corporation, for the transmission of electricity.

The Company recorded revenues of $1.3 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively, relating to payments received pursuant to a natural gas swap entered into with Enserco Energy, an indirect subsidiary of the Parent, with a third party transacted by Enserco on the Company’s behalf.

The Company purchases coal from Wyodak Resources Development Corp., an indirect subsidiary of the Parent. The amount purchased during the three months ended September 30, 2007 and 2006 was $2.9 million and $2.6 million, respectively; and $8.4 million and $7.4 million for the nine months ended September 30, 2007 and 2006, respectively.

In addition, the Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $3.0 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively; and $8.5 million and $7.3 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company has funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $1.8 million and $1.7 million as of September 30, 2007 and December 31, 2006, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets. Interest on the funds accrues quarterly at an average prime rate (8.25 percent at September 30, 2007).

(7)	RISK MANAGEMENT

The Company holds natural gas in storage for use as fuel for generating electricity with its gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, the Company utilizes various derivative instruments in managing these risks. On September 30, 2007 and December 31, 2006, the Company had the following derivatives and related balances (in thousands):

							Pre-tax
				Non-		Non-	Accumulated
		Maximum	Current	current	Current	current	Other
		Terms in	Derivative	Derivative	Derivative	Derivative	Comprehensive
	Notional*	Years	Assets	Assets	Liabilities	Liabilities	Income/(Loss)
September 30,
2007

Natural gas
swaps	610,000	0.60	$—	$—	$172	$—	$(172)

December 31,
2006

Natural gas
swaps	310,000	0.25	$878	$—	$—	$—	$878
________________________
*gas in MMbtu’s

Based on September 30, 2007 market prices, a loss of $(0.2) million would be realized and reported in pre-tax earnings during the next twelve months related to derivatives designated as a cash flow hedge. Estimated and actual realized losses will likely change during the next twelve months as market prices change.

(8)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$284	$271	$852	$813
Interest cost	731	680	2,193	2,040
Expected return on plan assets	(971)	(889)	(2,913)	(2,667)
Prior service cost	26	26	78	78
Net loss	102	166	306	498

Net periodic benefit cost	$172	$254	$516	$762

The Company does not anticipate that it will need to make a contribution to the Plan in the 2007 fiscal year.

Supplemental Nonqualified Defined Benefit Plans

The Company has various supplemental retirement plans for key executives of the Company (Supplemental Plans). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest cost	$28	$28	$84	$84
Net loss	14	16	42	48

Net periodic benefit cost	$42	$44	$126	$132

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

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$52	$62	$156	$186
Interest cost	100	100	300	300
Net transition obligation	13	29	39	87
Prior service cost	—	(5)	—	(15)

Net periodic benefit cost	$165	$186	$495	$558

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

The Company is subject to various legal proceedings, claims and litigation as described in Note 11 of the Notes to Financial Statements in the Company’s 2006 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first nine months of 2007.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Revenue	$51,774	$53,190	$144,513	$144,194
Operating expenses	40,626	40,423	110,760	114,839
Operating income	$11,148	$12,767	$33,753	$29,355

Net income	$5,781	$5,764	$17,361	$13,099

The following tables provide certain operating statistics for the Company:

	Electric Revenue
	(in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Customer Base	2007	Change	2006	2007	Change	2006

Commercial	$16,328	13%	$14,499	$42,502	13%	$37,766
Residential	12,564	15	10,886	34,662	14	30,465
Industrial	5,558	6	5,249	16,137	4	15,448
Municipal sales	808	11	731	2,033	10	1,842
Total retail sales	35,258	12	31,365	95,334	11	85,521
Contract wholesale	6,566	2	6,423	18,855	2	18,451
Wholesale off system	7,157	(43)	12,607	21,155	(33)	31,416
Total electric sales	48,981	(3)	50,395	135,344	—	135,388
Other revenue	2,793	—	2,795	9,169	4	8,806
Total revenue	$51,774	(3)%	$53,190	$144,513	—%	$144,194

	Megawatt Hours Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Customer Base	2007	Change	2006	2007	Change	2006

Commercial	199,239	4%	191,460	525,815	3%	508,099
Residential	136,297	7	127,100	395,820	6	374,378
Industrial	112,541	2	110,873	321,798	—	322,233
Municipal sales	10,681	3	10,365	25,890	3	25,076
Total retail sales	458,758	4	439,798	1,269,323	3	1,229,786
Contract wholesale	169,211	3	165,024	486,149	1	481,969
Wholesale off system	141,930	(48)	271,445	426,143	(41)	719,782
Total electric sales	769,899	(12)%	876,267	2,181,615	(10)%	2,431,537

	Regulated Power Plant Fleet Availability

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Coal-fired plants	95.0%	97.5%	94.7%	91.8%
Other plants	99.8%	99.8%	99.6%	99.6%
Total availability	97.2%	98.5%	96.9%	95.2%

	Megawatt Hours Generated

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		Percentage			Percentage
Resources	2007	Change	2006	2007	Change	2006

Coal	441,626	(1)%	445,984	1,316,851	4%	1,266,938
Gas	34,117	28	26,756	68,458	69	40,449
	475,743	1%	472,740	1,385,309	6%	1,307,387

Mwhs purchased	321,396	(24)%	424,209	870,447	(28)%	1,200,715
Total resources	797,139	(11)%	896,949	2,255,756	(10)%	2,508,102

	Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Actual–
Heating degree days	171	250	4,083	3,906
Cooling degree days	830	714	1,033	925

Percent of normal–
Heating degree days	81%	110%	91%	86%
Cooling degree days	168%	145%	174%	155%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006. Income from continuing operations was flat with the prior period. Increased retail sales were offset by lower wholesale off-system sales. Increased plant maintenance costs, higher allocated costs from the parent company and lower gross margin from off-system sales due to limitations on arbitraged sales opportunities within the market also impacted current period results. In addition, 2006 results were negatively impacted by a $0.9 million income tax settlement expense.

Total revenues decreased 3 percent for the three month period ended September 30, 2007, compared to the same period in the prior year. Wholesale off-system sales decreased 43 percent due to a 48 percent decrease in Mwhs sold partially offset by a 9 percent increase in average price received. Lower revenues from wholesale off-system sales were partially offset by a 12 percent increase in retail sales, due to rate increases that went into effect January 1, 2007 and a 4 percent increase in Mwhs sold.

Operating expenses increased 1 percent for the three month period ended September 30, 2007, compared to the same period in the prior year. Fuel and purchased power costs decreased 7 percent primarily due to an 11 percent decrease in Mwh resource requirements resulting from the significant decrease in off-system sales volumes partially offset by a 14 percent increase in fuel costs for power generation. The decrease in fuel and purchased power costs was offset by increased operating expense primarily due to unscheduled plant maintenance costs and increased corporate allocations.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006. Income from continuing operations increased $4.3 million. Increased revenue due to increased retail sales and higher retail rates was offset by decreased off-system sales. Lower gross margins from off-system sales were due to limitations on arbitrage sales opportunities within the market. Lower expense was primarily attributable to lower purchase power expense, partially offset by higher operating expense. In addition, earnings were positively impacted by increased interest income and AFUDC.

Revenues increased $0.3 million for the nine month period ended September 30, 2007, compared to the same period in the prior year. Higher retail revenues resulted from rate increases that went into effect January 1, 2007 and a 3 percent increase in Mwhs sold, partially offset by wholesale off-system sales decreasing 33 percent reflecting a 41 percent decrease in Mwhs sold partially offset by a 14 percent increase in average price received. Mwhs available for wholesale off-system sales decreased from the prior period due to storm damage related transmission constraints to the east of our AC-DC transmission tie and increased native load. Following transmission repairs, we were able to resume full utilization of the AC-DC tie in June 2007.

Operating expenses decreased 4 percent for the nine month period ended September 30, 2007, compared to the same period in the prior year. Fuel and purchased power costs decreased 7 percent, primarily due to a 10 percent decrease in Mwh resource requirements resulting from a significant decrease in Mwhs sold off-system partially offset by higher Mwhs generated from our low-cost coal resources as a result of increased availability. Operating expense for the nine months ended September 30, 2007 was also affected by increased allocations from the parent company and depreciation expense partially offset by lower employee benefit costs and property taxes.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Item 1A of our 2006 Annual Report on Form 10-K and in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:

•     Our ability to obtain adequate cost recovery for our retail utility operations through regulatory proceedings and receive favorable rulings in the periodic applications to recover costs for fuel and purchased power and our ability to add power generation assets into regulatory rate base;

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2007. Based on their evaluation, they have concluded that our disclosure controls and procedures are adequate and effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of the Company’s 2006 Annual Report on Form 10-K and Note 9 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 9 is incorporated by reference into this item.

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

Dated: November 14, 2007

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