Form 10-K
period 2007-12-31
BLACK HILLS POWER INC
filed 2008-03-21
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

All outstanding shares are held by the Registrant’s parent company, Black Hills Corporation. Accordingly, the aggregate market value of the voting common stock of the Registrant held by non-affiliates is $0.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common stock, $1.00 par value	23,416,396 shares

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
Basin Electric	Basin Electric Power Cooperative
BHC	Black Hills Corporation
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
EPA 2005	Energy Policy Act of 2005
FASB	Financial Accounting Standards Board
FIN 48	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –
an Interpretation of FASB Statement 109”
MAPP	Mid-Continent Area Power Pool
MDU	Montana Dakota Utilities Company
MEAN	Municipal Energy Agency of Nebraska
Moody’s	Moody’s Investor Services, Inc.
MTPSC	Montana Public Service Commission
MW	Megawatts
MWh	Megawatt-hours
PUHCA	Public Utility Holding Company Act of 1935
SDPUC	South Dakota Public Utilities Commission
SAB	Staff Accounting Bulletin
SAB No. 108	Considering the Effects of Prior Year Misstatements on Current Year
Financial Statements
SEC	U. S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 71	SFAS 71, “Accounting for the Effects of Certain Types of Regulation”
SFAS 109	SFAS 109, “Accounting for Income Taxes”
SFAS 133	SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 157	SFAS 157, “Fair Value Measurements”
SFAS 158	SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other
Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106
and 132(R)”
SFAS 159	SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”
S&P	Standard & Poor’s Rating Services
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission

PART I

ITEMS 1
and 2.	BUSINESS AND PROPERTIES

Safe Harbor for Forward Looking Information

This Annual Report on Form 10-K includes “forward-looking statements” as defined by the SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including, without limitation, the Risk Factors set forth in Item 1A. of this Form 10-K and the following:

•     Our ability to obtain adequate cost recovery for our electric utility operations through regulatory proceedings and receive favorable rulings in periodic applications to recover costs for fuel and purchased power;

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

• Changes in business and financial reporting practices arising from the enactment of EPA 2005;

• Our ability to remedy any deficiencies that may be identified in the review of our internal controls;

•     The timing, market liquidity volatility and extent of changes in energy-related and commodity prices, interest rates, energy and commodity supply or volume, the cost and availability of transportation of commodities, and demand for our services, all of which can affect our earnings, financial liquidity and the underlying value of our assets;

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

• The outcome of any ongoing or future litigation or similar disputes and the impact on any such outcome or related settlements on our financial condition or results of operations;

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

Distribution and Transmission

Distribution and Transmission. Our distribution and transmission system serves approximately 65,100 electric customers, with an electric transmission system of 447 miles of high voltage lines (greater than 69 KV) and 420 miles of lower voltage lines. In addition, we jointly own 47 miles of high voltage lines with Basin Electric. Our service territory covers a 9,300 square mile area of western South Dakota, northeastern Wyoming and southeastern Montana with a strong and stable economic base. Approximately 90 percent of our retail electric revenues in 2007 were generated in South Dakota.

The following are characteristics of our distribution and transmission businesses:

•     We have a diverse customer and revenue base. Our revenue mix for the year ended December 31, 2007 was comprised of 28 percent commercial, 23 percent residential, 13 percent contract wholesale, 18 percent wholesale off-system, 11 percent industrial and 7 percent municipal sales and other revenue. Approximately 87 percent of our large commercial and industrial customers are provided service under long-term contracts.

•     We are subject to regulation by the SDPUC, the WPSC and the MTPSC. We operated under two consecutive retail rate freezes in South Dakota that were imposed in 1995 and expired on January 1, 2005. The rate freezes preserved a low-cost rate structure for our retail customers at levels below the national average and insulated them from changes in fuel and purchased power costs but allowed us to retain the benefits from cost savings and from wholesale “off-system” sales, which were not covered by the rate freezes. In December 2006, we received an order from the SDPUC approving a 7.8 percent increase in retail rates and the addition of tariff provisions for automatic adjustments of rates for changes in energy, fuel and transmission costs effective January 1, 2007. The cost adjustments require us to absorb a portion of power cost increases, depending in part on earnings on certain short-term wholesale sales of electricity. Absent certain conditions, the order also restricts us from requesting an increase in base rates that would go into effect prior to January 1, 2010.

•     We own 35 percent and Basin Electric owns 65 percent of a transmission tie that provides an interconnection between the Western and Eastern transmission grids, enabling access to both the WECC region in the West, and the MAPP region in the East. Our system is located in the WECC region. The total transfer capacity of the tie is 400 MW - 200 MW from West to East and 200 MW from East to West. This transmission tie allows us to buy and sell energy in the Eastern interconnection without having to isolate and physically reconnect load or generation between the two electrical transmission grids. The transmission tie accommodates scheduling transactions in both directions simultaneously. This transfer capability provides additional opportunity to sell our excess generation or to make economic purchases to serve our native load and our contract obligations, and to take advantage of the power price differentials between the two electric grids. Additionally, our system is capable of directly interconnecting up to 80 MW of generation or load to the Eastern transmission grid. Transmission constraints within the MAPP transmission system may limit the amount of capacity that may be directly interconnected to the Eastern system at any given time.

• We have firm point-to-point transmission access to deliver up to 50 MW of power on PacifiCorp’s transmission system to wholesale customers in the Western region from 2007 through 2023.

•     We have firm network transmission access to deliver power on PacifiCorp’s system to Sheridan, Wyoming to serve our power sales contract with MDU through 2016, with the right to renew pursuant to the terms of PacifiCorp’s transmission tariff.

Power Sales Agreements. We sell a portion of our current load under long-term contracts. Our key contracts include:

• an agreement with MDU to serve the Sheridan, Wyoming electric service territory through the end of 2016, under which we supply up to 74 MW of capacity and energy for Sheridan, Wyoming; and

•     an agreement with the City of Gillette, Wyoming to provide the city’s first 23 MW of capacity and energy. The agreement renews automatically and requires a seven year notice of termination. As of December 31, 2007, neither party to the agreement had given a notice of termination.

These consumers are integrated into our control area and considered part of our firm native load. We also provide 20 MW of energy and capacity to MEAN under a contract that expires in 2013. This contract is unit-contingent based on the availability of our Neil Simpson II plant.

Regulated Power Plants and Purchased Power. Our electric load is primarily served by our generating facilities in South Dakota and Wyoming, which provide 435 MW of generating capacity, with the balance supplied under purchased power and capacity contracts. Approximately 50 percent of our capacity is coal-fired, 39 percent is oil- or gas-fired, and 11 percent is supplied under the following purchased power contracts with PacifiCorp:

• a power purchase agreement expiring in 2023, involving the purchase by us of 50 MW of coal-fired baseload power; and

• a reserve capacity integration agreement expiring in 2012, which makes available to us 100 MW of reserve capacity in connection with the utilization of the Ben French Combustion Turbine units.

Since 1995, we have been a net producer of energy. We reached our peak system load of 430 MW in July 2007 with an average system load of 256 for the year ended December 31, 2007. None of our generation is restricted by hours of operation, thereby providing us the ability to generate power to meet demand whenever necessary and economically feasible. We have historically optimized the utilization of our power supply resources by selling wholesale power to other utilities and to power marketers in the spot market, and through short-term sales contracts primarily in the WECC and MAPP regions. Our 295 MW of low-cost, coal-fired resources supports most of our native load requirements and positions us for these wholesale off-system sales.

Regulations

Rate Regulation

Rates for our retail electric service are subject to regulation by the SDPUC for customers in South Dakota, the WPSC for customers in Wyoming and the MTPSC for customers in Montana. Any changes in retail rates are subject to approval by the respective regulatory body. We have rate adjustment mechanisms in Montana and South Dakota which provide for pass-through of certain costs related to the purchase, production and/or transmission of electricity. We are also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to accounting practices and wholesale electricity sales. We have been granted market-based rate authority by the FERC and are not required to file cost-based tariffs for wholesale electric rates. Rates charged by us for use of our transmission system are subject to regulation by the FERC.

Environmental Regulations

We are subject to federal, state and local laws and regulations with regard to air and water quality, waste disposal, federal health and safety regulations, and other environmental matters. We have incurred, and expect to incur, capital, operating and maintenance costs to comply with the operations of our plants. While the requirements are evolving, it is virtually certain that environmental requirements placed on the operations will continue to be more restrictive.

Regulatory Accounting

As it pertains to the accounting for our regulated utility operations, we follow SFAS 71 and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions in which we operate. If rate recovery becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to our generation operations. In the event we determine that we no longer meet the criteria for following SFAS 71, the accounting impact to us could be an extraordinary non-cash charge to operations of an amount that could be material.

New Accounting Pronouncements

See Note 1 of our Notes to Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in 2007 or pending adoption.

ITEM 1A.	RISK FACTORS

The following specific risk factors and other risk factors that we discuss in our periodic reports filed with the SEC should be considered for a better understanding of our Company. These factors and other matters discussed herein are important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward looking statements included elsewhere in this document.

We may not raise our retail rates without prior approval of the SDPUC, WPSC or the MTPSC. If we seek rate relief, we could experience delays, reduced or partial rate recovery, or disallowances in rate proceedings.

Because we are generally unable to increase our base rates without prior approval from the SDPUC, the WPSC, and the MTPSC, our returns could be threatened by plant outages, machinery failure, increased purchased power costs, acts of nature, acts of terrorism or other unexpected events over which we have no control that could cause operating costs to increase and operating margins to decline. While we have cost pass-through mechanisms in place that allow recovery of increased costs related to fuel, purchased power, transmission and natural gas, there is no guarantee that all increases in these costs will be recovered. Additionally, our general operating costs and investments are subject to the review of the SDPUC, the WPSC and the MTPSC. These commissions could find certain costs or investments are not prudent and not recoverable in our rates, thus negatively affecting our revenues.

Our credit ratings could be lowered below investment grade in the future. If this were to occur, our access to capital and our cost of capital and other costs would be negatively affected.

Our credit rating on our First Mortgage Bonds is “Baa1” by Moody’s and “BBB” by S&P. Any reduction in our ratings by Moody’s or S&P could adversely affect our ability to refinance or repay our existing debt and to complete new financings. In addition, a downgrade in our credit rating would increase our costs of borrowing under some of our existing debt obligations. A downgrade could also result in our business counterparties requiring us to provide additional amounts of collateral under new transactions.

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
• cost of supplying or securing replacement power during scheduled and unscheduled outages;
• the unavailability or increased cost of equipment and labor supply;
• supply interruptions;
• work stoppages;
• labor disputes;
• costs to comply with future environmental laws and regulations;
• opposition by members of public or special-interest groups;
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

• the EPA 2005 and the repeal of the PUHCA;
• industry consolidation;
• consumer demands;
• transmission constraints;
• renewable resource supply requirements;
• technological advances; and
• greater availability of natural gas-fired power generation, and other factors.

The FERC has implemented and continues to propose regulatory changes to increase access to the nationwide transmission grid by utility and non-utility purchasers and sellers of electricity. In addition, a number of states have implemented or are considering or currently implementing methods to introduce and promote retail competition. Industry deregulation in some states has led to the disaggregation of some vertically integrated utilities into separate generation, transmission and distribution businesses. Deregulation initiatives in a number of states may encourage further disaggregation. As a result, significant additional competitors could become active in the generation, transmission and distribution segments of our industry, which could negatively affect our ability to expand our asset base.

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

Increasing costs associated with our defined benefit retirement plans may adversely affect our results of operations, financial position or liquidity.

We have defined benefit pension plans that cover a substantial portion of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on actual return on plan assets, changes in interest rates and any changes in governmental regulations. In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008. Therefore, our funding requirements may change and additional contributions could be required in the future.

Increasing costs associated with health care plans may adversely affect our results of operations, financial position or liquidity.

The costs of providing health care benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to health care plans for our employees and former employees, will continue to rise. The increasing costs and funding requirements associated with our health care plans may adversely affect our results of operations, financial position or liquidity.

An effective system of internal control may not be maintained, leading to material weaknesses in internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to make an assessment of the design and effectiveness of internal controls. During their assessment of these controls, management may identify areas of weakness in control design or effectiveness, which may lead to the conclusion that a material weakness in internal control exists.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding our legal proceedings is incorporated herein by reference to the “Legal Proceedings” subcaption within Item 8, Note 11, “Commitments and Contingencies,” of our Notes to Financial Statements in this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

All of our common stock is held by our parent company, Black Hills Corporation. Accordingly, there is no established trading market for our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS

	2007	2006	2005
	(in thousands)

Revenue	$199,701	$193,166	$189,005
Operating expenses	152,187	153,164	152,961
Operating income	$47,514	$40,002	$36,044

Net income	$24,896	$18,724	$18,005

The following table provides certain electric utility operating statistics:

Electric Revenue
(in thousands)

		Percentage		Percentage
Customer Base	2007	Change	2006	Change	2005

Commercial	$55,991	13%	$49,756	1%	$49,185
Residential	45,657	13	40,491	3	39,348
Industrial	21,974	6	20,694	4	19,982
Municipal sales	2,697	12	2,401	6	2,268
Total retail sales	126,319	11	113,342	2	110,783
Contract wholesale	25,240	2	24,705	6	23,384
Wholesale off-system	35,210	(17)	42,489	(11)	47,647
Total electric sales	186,769	3	180,536	(1)	181,814
Other revenue	12,932	2	12,630	76	7,191
Total revenue	$199,701	3%	$193,166	2%	$189,005

Megawatt-Hours Sold

		Percentage		Percentage
Customer Base	2007	Change	2006	Change	2005

Commercial	690,702	4%	667,220	2%	655,076
Residential	518,148	4	499,152	4	480,053
Industrial	434,627	—	433,019	4	417,628
Municipal sales	34,661	5	32,961	10	30,084
Total retail sales	1,678,138	3	1,632,352	3	1,582,841
Contract wholesale	652,931	1	647,444	5	619,369
Wholesale off-system	678,581	(28)	942,045	8	869,161
Total electric sales	3,009,650	(7)%	3,221,841	5%	3,071,371

We established a new summer peak load of 430 MW in July 2007 and a new winter peak load of 361 MW in February 2007. We own 435 MW of electric utility generating capacity and purchase an additional 50 MW under a long-term agreement expiring in 2023.

	2007	2006	2005
Regulated power plant
fleet availability:
Coal-fired plants	95.3%	95.5%	93.3%
Other plants	99.6%	98.7%	99.3%
Total availability	97.4%	97.1%	96.3%

		Percentage		Percentage
Resources	2007	Change	2006	Change	2005

MWh generated:
Coal	1,758,280	2%	1,729,636	—%	1,728,823
Gas	90,618	67	54,299	46	37,239
	1,848,898	4	1,783,935	1	1,766,062

MWh purchased	1,279,005	(18)	1,553,024	11	1,399,212
Total resources	3,127,903	(6)%	3,336,959	5%	3,165,274

	2007	2006	2005

Heating and cooling degree days:
Actual
Heating degree days	6,627	6,472	6,488
Cooling degree days	1,033	931	830

Variance from normal
Heating degree days	(7)%	(10)%	(10)%
Cooling degree days	74%	56%	39%

2007 Compared to 2006

Income from continuing operations increased 33 percent primarily due to:

• Retail sales revenues increased 11 percent due to an increase in rates that went into effect on January 1, 2007 and a 3 percent increase in MWh sold;

• Purchased power decreased 9 percent due to an 18 percent decrease in MWh purchased, partially offset by a 10 percent increase in price per MWh;

• Margins from wholesale off-system sales increased 7 percent; and

• Lower property taxes due to lower assessed property valuations.

Partially offsetting the increases to earnings was the following:

• Fuel expense increased 23 percent due to increased coal prices and the use of higher cost gas generation to meet demand requirements.

2006 Compared to 2005

Income from continuing operations increased 4 percent primarily due to:

• Retail sales increased 2 percent and contract wholesale sales increased 6 percent;

• Purchased power decreased primarily due to a 12 percent lower average cost per MWh, partially offset by a 11 percent increase in MWh purchased; and

• Decreased power marketing legal costs related to costs incurred in 2005 (see Note 11).

Partially offsetting the earnings increases were the following:

• Wholesale off-system sales decreased 11 percent due to an 18 percent decrease in average price received, partially offset by an 8 percent increase in MWh sold;

•     Increased fuel costs primarily due to a 7 percent increase in average cost of steam generation and increased gas generation utilized for firm load demand and peaking needs due to scheduled and unscheduled outages at the Wyodak plant and warmer weather;

• Increased repairs and maintenance costs for the Wyodak plant; and

• A higher effective tax rate due to the recording in 2005 of a deferred tax benefit adjustment of $1.9 million.

Rate Increase Settlement. In December 2006, we received an order from the SDPUC, effective January 1, 2007, approving a 7.8 percent increase in retail rates and the addition of tariff provisions for automatic cost adjustments. The cost adjustments require us to absorb a portion of power cost increases partially depending on earnings from certain short-term wholesale sales of electricity. Absent certain conditions, the order also restricts us from requesting an increase in base rates that would go into effect prior to January 1, 2010. Our previous rate structure, in place since 1995, did not contain fuel or purchased power adjustment clauses and only provided the ability to request rate relief from energy costs in certain defined situations. South Dakota retail customers account for approximately 90 percent of our total retail revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer, who is also currently serving as interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Black Hills Power

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Black Hills Power, Inc.

Rapid City, SD

We have audited the accompanying balance sheets of Black Hills Power, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Black Hills Power, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN

March 20, 2008

BLACK HILLS POWER, INC.

STATEMENTS OF INCOME

Years ended December 31,	2007	2006	2005
	(in thousands)

Operating revenues	$199,701	$193,166	$189,005

Operating expenses:
Fuel and purchased power	79,425	81,215	80,886
Operations and maintenance	25,786	24,304	22,586
Administrative and general	19,965	20,845	22,685
Depreciation and amortization	20,763	19,801	19,543
Taxes, other than income taxes	6,248	6,999	7,261
	152,187	153,164	152,961

Operating income	47,514	40,002	36,044

Other (expense) income:
Interest expense	(11,787)	(12,057)	(12,907)
Interest income	884	258	258
AFUDC – equity	601	405	—
Other expense	—	(1)	(110)
Other income	252	246	463
	(10,050)	(11,149)	(12,296)

Income from continuing operations before income taxes	37,464	28,853	23,748
Income taxes	(12,568)	(10,129)	(5,743)

Net income	$24,896	$18,724	$18,005

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.

BALANCE SHEETS

At December 31,	2007	2006
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,033	$1,223
Receivables (net of allowance for doubtful accounts of $388 and $250 at 2007 and 2006, respectively) -
Customers	22,330	19,330
Affiliates	8,882	1,935
Other	2,198	785
Money pool note receivable	10,304	13,264
Materials, supplies and fuel	15,628	17,579
Other current assets	3,862	1,853
	65,237	55,969

Investments	3,774	3,552

Property, plant and equipment	695,452	675,987
Less accumulated depreciation	(266,583)	(265,247)
	428,869	410,740
Other assets:
Regulatory assets	9,899	17,688
Other	5,901	2,658
	15,800	20,346
	$513,680	$490,607

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$2,009	$2,002
Accounts payable	12,982	9,466
Accounts payable – affiliate	3,158	3,414
Accrued liabilities	13,898	21,862
Deferred income taxes	18	138
	32,065	36,882

Long-term debt, net of current maturities	151,209	153,217

Deferred credits and other liabilities:
Deferred income taxes	69,761	65,164
Regulatory liabilities	11,085	7,775
Other	17,140	19,700
	97,986	92,639
Commitments and contingencies (Notes 5, 9 and 11)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
Issued: 23,416,396 shares in 2007 and 2006	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	170,706	145,810
Accumulated other comprehensive loss	(1,277)	(932)
	232,420	207,869
	$513,680	$490,607

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31,	2007	2006	2005
	(in thousands)
Operating activities:
Net income	$24,896	$18,724	$18,005
Adjustments to reconcile net income to net cash
provided by operating activities –
Depreciation and amortization	20,763	19,801	19,543
Provision for valuation allowances	138	(586)	(82)
Deferred income taxes	3,864	(2,799)	(2,558)
AFUDC – equity	(601)	(405)	—
Change in operating assets and liabilities –
Accounts receivable and other current assets	(11,257)	(2,513)	(4,206)
Accounts payable and other current liabilities	(6,151)	8,431	4,373
Other operating activities	2,464	1,346	4,331
Net cash provided by operating activities	34,116	41,999	39,406

Investing activities:
Property, plant and equipment additions	(34,043)	(24,147)	(16,918)
Notes receivable from associated companies, net	2,960	(13,264)	—
Other investing activities	(222)	(212)	3,076
Net cash used in investing activities	(31,305)	(37,623)	(13,842)

Financing activities:
Note payable to associated companies	—	(1,842)	(23,232)
Long-term debt – repayments	(2,001)	(1,996)	(1,991)
Net cash used in financing activities	(2,001)	(3,838)	(25,223)

Increase in cash and cash equivalents	810	538	341

Cash and cash equivalents:
Beginning of year	1,223	685	344
End of year	$2,033	$1,223	$685

Non-cash investing and financing activities –
Property, plant and equipment financed with
accrued liabilities	$1,323	$224	$492

Supplemental disclosure of cash flow information:
Cash paid during the period for –
Interest (net of amounts capitalized)	$11,782	$13,826	$11,993
Income taxes	$17,284	$6,820	$5,295

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.

STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(in thousands)

Balance at December 31, 2004	23,416	$23,416	$39,549	$109,307	$(1,436)	$170,836
Comprehensive Income:
Net income	—	—	—	18,005	—	18,005
Other comprehensive loss,
net of tax, (see Note 8)	—	—	—	—	(162)	(162)
Total comprehensive income	—	—	—	18,005	(162)	17,843

Balance at December 31, 2005	23,416	23,416	39,549	127,312	(1,598)	188,679
Comprehensive Income:
Net income	—	—	—	18,724	—	18,724
Other comprehensive income,
net of tax, (see Note 8)	—	—	—	—	786	786
Total comprehensive income	—	—	—	18,724	786	19,510

Adoption of accounting
pronouncement (see Note 1)	—	—	—	—	(120)	(120)
Assumption of business unit
of affiliate company
(see Note 10)	—	—	26	(226)	—	(200)

Balance at December 31, 2006	23,416	23,416	39,575	145,810	(932)	207,869
Comprehensive Income:
Net income	—	—	—	24,896	—	24,896
Other comprehensive loss,
net of tax, (see Note 8)	—	—	—	—	(345)	(345)
Total comprehensive income	—	—	—	24,896	(345)	24,551

Balance at December 31, 2007	23,416	$23,416	$39,575	$170,706	$(1,277)	$232,420

The accompanying notes to financial statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(1)	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Business Description

Black Hills Power, Inc. (the Company) is an electric utility serving customers in South Dakota, Wyoming and Montana. The Company is a wholly owned subsidiary of BHC or the Parent, a public registrant listed on the New York Stock Exchange.

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

The Company’s regulated utility operations follow the provisions of SFAS 71 and its financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating its electric operations. If rate recovery becomes unlikely or uncertain due to competition or regulatory action, these accounting standards may no longer apply to the Company’s regulated generation operations. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact to the Company could be an extraordinary non-cash charge to operations of an amount that could be material.

On December 31, 2007 and 2006, the Company had the following regulatory assets and liabilities:

	2007	2006

Regulatory assets:
Unamortized loss on reacquired debt	$2,527	$2,694
AFUDC	4,139	3,926
Defined benefit postretirement plans	2,998	10,778
Deferred energy costs	939	—
Other	235	290
	$10,838	$17,688

Regulatory liabilities:
Deferred income taxes	$2,094	$2,414
Cost of removal for utility plant	8,510	5,361
Other	760	—
	$11,364	$7,775

Regulatory assets are primarily recorded for the probable future revenue to recover the costs associated with defined benefit postretirement plans, future income taxes related to the deferred tax liability for the equity component of AFUDC of utility assets and unamortized losses on reacquired debt. To the extent that energy costs are under-recovered or over-recovered during the year, they are recorded as a regulatory asset or liability, respectively. Regulatory liabilities include the probable future decrease in rate revenues related to a decrease in deferred tax liabilities for prior reductions in statutory federal income tax rates, gains associated with regulated utilities’ defined benefit postretirement plans and the cost of removal for utility plant, recovered through the Company’s electric utility rates.

Allowance for Funds Used During Construction

AFUDC represents the approximate composite cost of borrowed funds and a return on capital used to finance a project. AFUDC for the years ended December 31, 2007, 2006 and 2005 was $0.9 million, $0.6 million, and $0.2 million, respectively. The equity component of AFUDC for 2007, 2006 and 2005 was $0.6 million, $0.4 million and $0, respectively. The borrowed funds component of AFUDC for 2007, 2006 and 2005 was $0.3 million, $0.2 million and $0.2 million, respectively. The equity component of AFUDC is included in Other income (expense), and the borrowed funds component of AFUDC is included in Interest expense on the accompanying Statements of Income.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Materials, Supplies and Fuel

Materials, supplies and fuel used for construction, operation and maintenance purposes are generally stated at cost on a weighted-average basis. To the extent fuel has been designated as the underlying hedged item in a “fair value” hedge transaction, those volumes are stated at market value using published industry quotations. As of December 31, 2007 and 2006, there were no market adjustments related to fuel.

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

Depreciation provisions for regulated electric property, plant and equipment is computed on a straight-line basis using an annual composite rate of 3.1 percent in 2007, 3.0 percent in 2006 and 3.1 percent in 2005.

Derivatives and Hedging Activities

The Company, from time to time, utilizes risk management contracts including forward purchases and sales and fixed-for-float swaps to hedge the price of fuel for its combustion turbines, maximize the value of its natural gas storage or to fix the interest on its variable rate debt. Certain of the contracts qualify as derivatives under SFAS 133, which requires that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. SFAS 133 requires that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

Impairment of Long-Lived Assets

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets was not recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the long-lived assets, the Company would recognize an impairment loss. No impairment loss was recorded during 2007, 2006 or 2005.

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

Recently Adopted Accounting Pronouncements

FIN 48

During June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 did not have an effect on the Company’s financial position, results of operations or cash flows.

SAB No. 108

During September 2006, the staff of the SEC released SAB No. 108, which provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction can either be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment made to the opening balance of retained earnings for that year, or by restating prior periods. Disclosure requirements include the nature and amount of each individual error being corrected in the cumulative adjustment, as well as a disclosure of when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB No. 108 is effective January 1, 2007. SAB No. 108 did not have an effect on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

SFAS 157

During September 2006, the FASB issued SFAS 157, which applies under other accounting pronouncements that require or permit fair value measurements. This Statement defines fair value in accordance with GAAP and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. Management is currently evaluating the impact SFAS 157 will have on the Company’s financial statements.

SFAS 158

During September 2006, the FASB issued SFAS 158. This Statement requires the recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position, recognition of changes in the funded status in comprehensive income, measurement of the funded status of a plan as of the date of the year-end statement of financial position, and provides for related disclosures. The Company applied the recognition provisions of SFAS 158 as of December 31, 2006. Effective for fiscal years ending after December 15, 2008, SFAS 158 will require the measurement of the funded status of the plan to coincide with the date of the year-end statement of financial position. The funded status of the Company’s pension and other postretirement benefit plans are currently measured as of September 30, 2007 (see Note 9).

SFAS 159

In February 2007, the FASB issued SFAS 159, which establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management does not believe SFAS 159 will have a material adverse impact on the Company’s financial statements.

(2)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, consisted of the following (in thousands):

		2007		2006
		Weighted		Weighted
		Average		Average
		Useful		Useful	Lives
	2007	Life	2006	Life	(in years)

Electric plant:
Production	$322,572	47	$325,616	47	30-62
Transmission	70,897	45	70,731	45	35-55
Distribution	238,799	37	232,299	37	25-40
Plant acquisition adjustment	4,870	32	4,870	32	32
General	39,296	22	34,885	22	10-50
Total electric plant	676,434		668,401
Less accumulated depreciation
and amortization	266,583		265,247
Electric plant net of accumulated
depreciation and amortization	409,851		403,154
Construction work in progress	19,018		7,586
Net electric plant	$428,869		$410,740

(3)	JOINTLY OWNED FACILITIES

The Company uses the proportionate consolidation method to account for its percentage interest in the assets, liabilities and expenses of the following facilities:

•     The Company owns a 20 percent interest and PacifiCorp owns an 80 percent interest in the Wyodak Plant (Plant), a 362 MW coal-fired electric generating station located in Campbell County, Wyoming. PacifiCorp is the operator of the Plant. The Company receives 20 percent of the Plant’s capacity and is committed to pay 20 percent of its additions, replacements and operating and maintenance expenses. As of December 31, 2007 and 2006, the Company’s investment in the Plant included $80.4 million and $76.3 million, respectively, in electric plant and $43.5 million and $41.0 million, respectively, in accumulated depreciation, and is included in the corresponding captions in the accompanying Balance Sheets. The Company’s share of direct expenses of the Plant was $7.3 million, $7.9 million and $6.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in the corresponding categories of operating expenses in the accompanying Statements of Income.

•     The Company also owns a 35 percent interest and Basin Electric owns a 65 percent interest in the Converter Station Site and South Rapid City Interconnection (the transmission tie), an AC-DC-AC transmission tie. The transmission tie provides an interconnection between the Western and Eastern transmission grids, which provides us with access to both the WECC region and the MAPP region. The total transfer capacity of the transmission tie is 400 MW – 200 MW West to East and 200 MW from East to West. The Company is committed to pay 35 percent of the additions, replacements and operating and maintenance expenses. The Company’s share of direct expenses was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005 respectively. As of December 31, 2007 and 2006, the Company’s investment in the transmission tie was $19.8 million, with $2.0 million and $1.5 million, respectively, of accumulated depreciation and is included in the corresponding captions in the accompanying Balance Sheets.

(4)	RISK MANAGEMENT

The Company holds natural gas in storage for use as fuel for generating electricity with its gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, the Company utilizes various derivative instruments in managing these risks. On December 31, 2007 and December 31, 2006, the Company had the following derivatives and related balances (in thousands):

							Pre-tax
				Non-		Non-	Accumulated
		Maximum	Current	current	Current	current	Other
		Terms in	Derivative	Derivative	Derivative	Derivative	Comprehensive
	Notional*	Years	Assets	Assets	Liabilities	Liabilities	Income/(Loss)
December 31,
2007

Natural gas
swaps	610,000	0.33	$238	$—	$68	$—	$170

December 31,
2006

Natural gas
swaps	310,000	0.25	$878	$—	$—	$—	$878

________________________

*gas in MMbtus

Based on December 31, 2007 market prices, a $0.2 million gain would be realized and reported in pre-tax earnings during the next twelve months related to derivatives designated as a cash flow hedge. These estimated realized gains for the next twelve months were calculated using December 31, 2007 market prices. Estimated and actual realized gains will likely change during the next twelve months as market prices change.

(5)	LONG-TERM DEBT

Long-term debt outstanding at December 31 is as follows:

	2007	2006
	(in thousands)
First mortgage bonds:
8.06% due 2010	$30,000	$30,000
9.49% due 2018	3,100	3,390
9.35% due 2021	23,310	24,975
7.23% due 2032	75,000	75,000
	131,410	133,365
Other long-term debt:
Pollution control revenue bonds at 4.8% due 2014	6,450	6,450
Pollution control revenue bonds at 5.35% due 2024	12,200	12,200
Other	3,158	3,204
	21,808	21,854

Total long-term debt	153,218	155,219
Less current maturities	(2,009)	(2,002)
Net long-term debt	$151,209	$153,217

Substantially all of the Company’s property is subject to the lien of the indenture securing its first mortgage bonds. First mortgage bonds of the Company may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures.

Scheduled maturities are approximately $2.0 million a year for the years 2008 and 2009, $32.0 million in 2010, $2.0 million a year for the years 2011 and 2012, and $113.2 million thereafter.

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31 are as follows (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$2,033	$2,033	$1,223	$1,223
Derivative financial
instruments – assets	$238	$238	$878	$878
Derivative financial
instruments – liabilities	$68	$68	$—	$—
Long-term debt	$153,218	$168,042	$155,219	$177,217

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short maturity of these instruments.

Derivative Financial Instruments

These instruments are carried at fair value. Descriptions of the instruments the Company uses are included in Note 4.

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

(7)	INCOME TAXES

Income tax expense from continuing operations for the years ended December 31 was (in thousands):

	2007	2006	2005

Current	$8,704	$12,928	$8,301
Deferred	3,864	(2,799)	(2,558)
	$12,568	$10,129	$5,743

The temporary differences which gave rise to the net deferred tax liability were as follows (in thousands):

Years ended December 31,	2007	2006

Deferred tax assets, current:
Asset valuation reserve	$136	$87
Employee benefits	399	361
	535	448

Deferred tax liabilities, current:
Prepaid expenses	181	177
Items of other comprehensive income	290	307
Other	82	102
	553	586

Net deferred tax liability, current	$18	$138

Deferred tax assets, non-current:
Plant related differences	$1,316	$1,204
Regulatory asset	4,533	965
Employee benefits	3,366	6,896
Items of other comprehensive income	226	265
Other	128	128
	9,569	9,458

Deferred tax liabilities, non-current:
Accelerated depreciation and other plant related differences	68,250	63,457
AFUDC	2,690	2,551
Regulatory liability	5,222	1,374
Employee benefits	2,284	6,297
Deferred costs	—	102
Other	884	841
	79,330	74,622

Net deferred tax liability, non-current	$69,761	$65,164

Net deferred tax liability	$69,779	$65,302

The following table reconciles the change in the net deferred income tax liability from December 31, 2006, to December 31, 2007, to the deferred income tax expense (in thousands):

2007

Increase in deferred income tax liability from the preceding table	$4,477
Deferred taxes related to regulatory assets and liabilities	(799)
Deferred taxes associated with other comprehensive loss	186
Deferred income tax expense for the period	$3,864

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Amortization of excess deferred and investment tax credits	(1.0)	(1.3)	(1.7)
Deferred tax adjustments primarily related to
plant-related changes in estimate	—	—	(8.2)
IRS tax exam adjustment*	—	2.6	—
Other	(0.5)	(1.2)	(0.9)
	33.5%	35.1%	24.2%

__________________________

*As a result of a settlement of an Internal Revenue Service (IRS) exam.

(8)	COMPREHENSIVE INCOME

The following tables display each component of Other Comprehensive Income (Loss) and the related tax effects for the years ended December 31, (in thousands):

	2007

	Pre-tax	Tax (Expense)	Net-of-tax
	Amount	Benefit	Amount

Pension liability adjustment	$115	$(39)	$76
Reclassification adjustments of cash flow hedges settled
and included in net income	424	(148)	276
Net change in fair value of derivatives designated as
cash flow hedges	(1,069)	372	(697)
Comprehensive loss	$(530)	$185	$(345)

	2006
	Pre-tax		Net-of-tax
	Amount	Tax Expense	Amount

Pension liability adjustment	$48	$(17)	$31
Amortization of cash flow hedges settled and deferred in
AOCI and reclassified into interest expense	64	(22)	42
Net change in fair value of derivatives designated as
cash flow hedges	1,097	(384)	713
Comprehensive income	$1,209	$(423)	$786

	2005
	Pre-tax	Tax Benefit	Net-of-tax
	Amount	(Expense)	Amount

Minimum pension liability adjustment	$(94)	$33	$(61)
Amortization of cash flow hedges settled and deferred in
AOCI and reclassified into interest expense	64	(22)	42
Net change in fair value of derivatives designated as
cash flow hedges	(219)	76	(143)
Comprehensive loss	$(249)	$87	$(162)

(9)	EMPLOYEE BENEFIT PLANS

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

Prior to the December 31, 2006 effective date of SFAS 158, liabilities recorded for postretirement benefit plans were reduced by any unrecognized net periodic benefit cost. Upon adoption of SFAS 158, the unrecognized net periodic benefit cost, previously recorded as an offset to the liability for benefit obligations, was reclassified within AOCI, net of tax. The Company applied the guidance under SFAS 71, and accordingly, the unrecognized net periodic benefit cost that would have been reclassified to AOCI was alternatively recorded as a regulatory asset or regulatory liability, net of tax.

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

The expected long-term rate of return for equity investments was 9.5 percent for the 2007 and 2006 plan years. For determining the expected long-term rate of return for equity assets, the Company reviewed interest rate trends and annual 20-, 30-, 40-, and 50-year returns on the S&P 500 Index, which were, at December 31, 2007, 11.6 percent, 12.7 percent, 10.4 percent and 10.8 percent, respectively. Fund management fees were estimated to be 0.18 percent for S&P 500 Index assets and 0.45 percent for other assets. The expected long-term rate of return on fixed income investments was 6.0 percent; the return was based upon historical returns on 10-year treasury bonds of 7.1 percent from 1962 to 2007, and adjusted for recent declines in interest rates. The expected long-term rate of return on cash investments was estimated to be 4.0 percent; expected cash returns were estimated to be 2.0 percent below long-term returns on intermediate-term bonds.

Plan Assets

Percentage of fair value of Plan assets at September 30:

	2007	2006

Domestic equity	50.3%	50.3%
Foreign equity	26.3	25.3
Fixed income	20.9	15.6
Cash	2.5	8.8
Total	100.0%	100.0%

The Plan’s investment policy includes a target asset allocation as follows:

Asset Class	Target Allocation

US Stocks	50%
Foreign Stocks	25%
Fixed Income	25%
Cash	0%

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

Cash Flows

The Company made no contributions to the Plan in 2007 and does not anticipate any employer contributions to the Plan in 2008.

Supplemental Nonqualified Defined Benefit Retirement Plans

The Company has various supplemental retirement plans for key executives of the Company. The Plans are nonqualified defined benefit plans. The Company uses a September 30 measurement date for the Plans.

Plan Assets

The Plan has no assets. The Company funds on a cash basis as benefits are paid.

Estimated Cash Flows

The estimated employer contribution is expected to be $0.1 million in 2008. Contributions are expected to be made in the form of benefit payments.

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

It has been determined that the Plan’s post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy. The effect of the Medicare Part D subsidy on the accumulated postretirement benefit obligation for the fiscal year ending December 31, 2007, was an actuarial gain of approximately $0.9 million. The effect on 2008 net periodic postretirement benefit cost will be a decrease of approximately $0.1 million.

Plan Assets

The Plan has no assets. The Company funds on a cash basis as benefits are paid.

Estimated Cash Flows

The estimated employer contribution is expected to be $0.2 million in 2008. Contributions are expected to be made in the form of benefit payments.

The following tables provide a reconciliation of the Employee Benefit Plan’s obligations and fair value of assets for 2007 and 2006, components of the net periodic expense for the years ended 2007, 2006 and 2005 and elements of regulatory assets and liabilities and AOCI for 2007 and 2006.

Benefit Obligations

			Supplemental Nonqualified
			Defined Benefit		Non-pension Defined
	Defined Benefit Pension Plans		Retirement Plans		Benefit Postretirement Plans
	2007	2006	2007	2006	2007	2006
	(in thousands)
Change in benefit obligation:

Projected benefit obligation at
beginning of year	$50,340	$49,311	$1,999	$2,022	$6,791	$7,167
Service cost	1,137	1,085	—	—	211	249
Interest cost	2,923	2,720	116	113	398	398
Actuarial (gain) loss	(328)	156	(54)	(35)	(571)	(573)
Amendments	—	—	—	—	—	(205)
Discount rate change	(2,641)	—	—	—	—	—
Benefits paid	(2,145)	(2,095)	(103)	(101)	(638)	(526)
Asset transfer to affiliate	(349)	(837)	—	—	(19)	(135)
Medicare Part D adjustment	—	—	—	—	75	—
Plan participant’s contributions	—	—	—	—	402	416
Net increase (decrease)	(1,403)	1,029	(41)	(23)	(142)	(376)
Projected benefit obligation at
end of year	$48,937	$50,340	$1,958	$1,999	$6,649	$6,791

A reconciliation of the fair value of Plan assets (as of the September 30 measurement date) is as follows:

			Supplemental Nonqualified
			Defined Benefit		Non-pension Defined
	Defined Benefit Pension Plans		Retirement Plans		Benefit Postretirement Plans
	2007	2006	2007	2006	2007	2006
			(in thousands)

Beginning market value of
plan assets	$46,916	$43,859	$—	$—	$—	$—
Investment income	8,044	5,899	—	—	—	—
Benefits paid	(2,145)	(2,096)	—	—	—	—
Asset transfer to affiliate	(349)	(746)	—	—	—	—
Ending market value of
plan assets	$52,466	$46,916	$—	$—	$—	$—

Amounts recognized in the statement of financial position consist of:

			Supplemental Nonqualified
			Defined Benefit		Non-pension Defined
	Defined Benefit Pension Plans		Retirement Plans		Benefit Postretirement Plans
	2007	2006	2007	2006	2007	2006
			(in thousands)

Regulatory asset (liability)	$2,998	$10,637	$—	$—	$(480)	$141
Current liability	—	—	129	630	186	198
Non-current asset (liability)	3,529	(3,423)	(1,801)	(1,343)	(6,399)	(6,486)

Accumulated Benefit Obligation

			Supplemental Nonqualified
			Defined Benefit		Non-pension Defined
	Defined Benefit Pension Plans		Retirement Plans		Benefit Postretirement Plans
	2007	2006	2007	2006	2007	2006
			(in thousands)

Accumulated benefit obligation	$41,823	$42,130	$1,808	$1,815	$6,649	$6,791

Components of Net Periodic Expense

				Supplemental Nonqualified
				Defined Benefit			Non-pension Defined Benefit
	Defined Benefit Pension Plans			Retirement Plans			Postretirement Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
				(in thousands)

Service cost	$1,137	$1,085	$991	$—	$—	$—	$211	$249	$292
Interest cost	2,923	2,720	2,700	116	113	109	398	398	465
Expected return on assets	(3,885)	(3,557)	(3,480)	—	—	—	—	—	—
Amortization of prior
service cost	103	103	156	1	1	1	—	(19)	(19)
Amortization of transition
obligation	—	—	—	—	—	—	51	117	117
Recognized net actuarial
loss	408	665	854	57	67	48	—	—	74
Net periodic expense	$686	$1,016	$1,221	$174	$181	$158	$660	$745	$929

AOCI

In accordance with SFAS 158, amounts included in AOCI, after-tax, that have not yet been recognized as components of net periodic benefit cost at December 31, are as follows:

			Supplemental Nonqualified
			Defined Benefit		Non-pension Defined
	Defined Benefit Pension Plans		Retirement Plans		Benefit Postretirement Plans
	2007	2006	2007	2006	2007	2006
			(in thousands)

Net loss	$—	$—	$(418)	$(491)	$—	$—
Prior service cost	—	—	(1)	(1)	—	—
Transition obligation	—	—	—	—	—	—
	$—	$—	$(419)	$(492)	$—	$—

The amounts in AOCI, regulatory assets or regulatory liabilities, after-tax, expected to be recognized as a component of net periodic benefit cost during calendar year 2008 are as follows:

		Supplemental
		Nonqualified	Non-pension
	Defined Benefits	Defined Benefit	Defined Benefit
	Pension Plans	Retirement Plans	Postretirement Plans
	(in thousands)

Net loss	$—	$32	$1
Prior service cost	73	—	—
Transition obligation	—	—	33
Total net periodic benefit cost
expected to be recognized
during calendar year 2008	$73	$32	$34

Assumptions

				Supplemental Nonqualified			Non-pension
	Defined Benefit			Defined Benefit			Defined Benefit
	Pension Plans			Retirement Plans			Postretirement Plans

Weighted-average
assumptions used to
determine benefit
obligations:	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	6.35%	5.95%	5.75%	6.35%	5.95%	5.75%	6.35%	5.95%	5.75%
Rate of increase in
compensation levels	4.34%	4.31%	4.34%	5.00%	5.00%	5.00%	N/A	N/A	N/A

Weighted-average
assumptions used to
determine net periodic
benefit cost for plan year:	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	5.95%	5.75%	6.00%	5.95%	5.75%	6.00%	5.95%	5.75%	6.00%
Expected long-term rate
of return on assets*	8.50%	8.50%	9.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of increase in
compensation levels	4.31%	4.34%	4.39%	5.00%	5.00%	5.00%	N/A	N/A	N/A

_____________________________

*	The expected rate of return on plan assets remained at 8.5 percent for the calculation of the 2008 net periodic pension cost.

The healthcare cost trend rate assumption for 2007 fiscal year benefit obligation determination and 2008 fiscal year expense is a 9 percent increase for 2007 grading down 1 percent per year until a 5 percent ultimate trend rate is reached in fiscal year 2013. The healthcare cost trend rate assumption for the 2006 fiscal year benefit obligation determination and 2007 fiscal year expense was a 10 percent increase for 2006 grading down 1 percent per year until a 5 percent ultimate trend rate is reached in fiscal year 2011.

The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1 percent increase in the healthcare cost trend assumption would increase the service and interest cost $0.1 million or 22 percent and the accumulated periodic postretirement benefit obligation $1.2 million or 17 percent. A 1 percent decrease would reduce the service and interest cost by $0.1 million or 17 percent and the accumulated periodic postretirement benefit obligation $0.9 million or 14 percent.

The following benefit payments, which reflect future service, are expected to be paid (in thousands):

			Non-pension Defined
			Benefit Postretirement Plans
		Supplemental	Expected	Expected	Expected
	Defined	Nonqualified	Gross	Medicare Part D	Net
	Benefit	Defined Benefit	Benefit	Drug Benefit	Benefit
	Pension Plans	Retirement Plan	Payments	Subsidy	Payments

2008	$2,334	$129	$251	$(65)	$186
2009	2,446	120	290	(73)	217
2010	2,581	111	343	(81)	262
2011	2,711	111	388	(89)	299
2012	2,803	93	414	(99)	315
2013-2017	16,372	443	2,561	(614)	1,947

Defined Contribution Plan

The Parent sponsors a 401(k) savings plan in which employees of the Company may participate. Participants may elect to invest up to 20 percent of their eligible compensation on a pre-tax basis, up to a maximum amount established by the Internal Revenue Service. The Company provides a matching contribution of 100 percent of the employee’s annual contribution up to a maximum of 3 percent of eligible compensation. Matching contributions vest at 20 percent per year and are fully vested when the participant has 5 years of service with the Company. The Company’s matching contributions were $0.6 million for 2007, $0.6 million for 2006 and $0.5 million in 2005.

(10)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

The Company has accounts receivable balances related to transactions with other BHC subsidiaries. The balances were $8.9 million and $1.9 million as of December 31, 2007 and 2006, respectively. The Company also has accounts payable balances related to transactions with other BHC subsidiaries. The balances were $3.2 million and $3.4 million as of December 31, 2007 and 2006, respectively.

Money Pool Notes Receivable and Notes Payable

In August 2005, the Company entered into a Utility Money Pool Agreement with the Parent and Cheyenne Light an electric and gas utility subsidiary of the Parent. Under the agreement, the Company may borrow from the Parent. The Agreement restricts the Company from loaning funds to the Parent or to any of the Parent’s non-utility subsidiaries; the Agreement does not restrict the Company from making dividends to the Parent. Borrowings under the agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one month LIBOR rate plus 100 basis points.

The Company through the Utility Money Pool had a net note receivable balance from Cheyenne Light of $10.3 million and $13.3 million as of December 31, 2007 and December 31, 2006, respectively. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (5.30 percent at December 31, 2007). Net interest income of $0.9 million and $0.3 million were recorded for the years ended December 31, 2007 and 2006, respectively.

Other Balances and Transactions

The Company also received revenues of approximately $1.9 million, $2.4 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, from Black Hills Wyoming, Inc., an indirect subsidiary of the Parent, for the transmission of electricity.

The Company recorded revenues of $1.4 million, $3.3 million and $1.5 million for the years ending December 31, 2007, 2006 and 2005, respectively, relating to payments received pursuant to a natural gas swap entered into with Enserco Energy, an indirect subsidiary of the Parent.

The Company purchases coal from Wyodak Resources Development Corp., an indirect subsidiary of the Parent. The amount purchased during the years ended December 31, 2007, 2006 and 2005 was $12.6 million, $10.8 million and $10.1 million, respectively. These amounts are included in Fuel and purchased power on the accompanying Statements of Income.

In order to fuel its combustion turbine, the Company purchased natural gas from Enserco Energy, an indirect subsidiary of the Parent. The amount purchased during the years ended December 31, 2007, 2006 and 2005 was approximately $4.5 million, $7.2 million and $6.4 million, respectively. These amounts are included in Fuel and purchased power on the accompanying Statements of Income.

Effective January, 2006 the Company pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $11.3 million and $10.5 million for the years ended December 31, 2007 and 2006, respectively.

The Company has a transmission system reserve deposit from Black Hills Wyoming in the amount of $1.8 million and $1.7 million at December 31, 2007 and 2006, respectively, which is included in Deferred credits and other liabilities, Other on the accompanying Balance Sheets. Interest on the deposit accrues quarterly at an average prime rate (8.25 percent at December 31, 2007).

On January 1, 2006 the Company assumed the assets and liabilities of Mayer Radio, Inc., a subsidiary of the Parent. Results from the assumption of the business unit activity were not material to the Company.

(11)	COMMITMENTS AND CONTINGENCIES

Power Purchase and Transmission Services Agreements – PacifiCorp

In 1983, the Company entered into a 40 year power purchase agreement with PacifiCorp providing for the purchase by the Company of 75 MW of electric capacity and energy from PacifiCorp’s system. An amended agreement signed in October 1997 reduces the contract capacity by 25 MW (5 MW per year starting in 2000). The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp’s coal-fired electric generating plants. Costs incurred under this agreement were $10.9 million in 2007, $10.1 million in 2006 and $10.1 million in 2005.

The Company also has a firm point-to-point transmission service agreement with PacifiCorp that expires on December 31, 2023. The agreement provides that the following amounts of the Company’s capacity and energy will be transmitted by PacifiCorp: 17 MW in 2005-2006 and 50 MW in 2007-2023. Costs incurred under this agreement were $1.2 million in 2007, $0.4 million in 2006 and $0.4 million in 2005.

Long-Term Power Sales Agreements

• The Company has a ten-year power sales contract with the MEAN for 20 MW of contingent capacity from the Neil Simpson Unit #2 plant. The contract expires in February 2013.

•     The Company has a power purchase agreement with MDU for the supply of up to 74 MW of capacity and energy for Sheridan, Wyoming from 2007 through 2016, which is subject to regulatory approval by the WPSC. The Company also has a contract with the City of Gillette, Wyoming, expiring in 2012, to provide the city’s first 23 MW of capacity and energy. The agreement renews automatically and requires a seven-year notice of termination. Both contracts are served by the Company and are integrated into its control area and are treated as part of the Company’s firm native load.

Legal Proceedings

Ongoing Litigation

The Company is subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial position, results of operations or cash flows of the Company.

(12)	QUARTERLY HISTORICAL DATA (Unaudited)

The Company operates on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter of 2007 and 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2007:
Operating revenues	$47,767	$44,972	$51,774	$55,188
Operating income	12,545	10,060	11,148	13,761
Net income	6,699	4,881	5,781	7,535

2006:
Operating revenues	$43,968	$47,036	$53,190	$48,972
Operating income	10,097	6,491	12,767	10,647
Net income	4,899	2,436	5,764	5,625

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer, who is also currently serving as interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2007. Based on his evaluation, he has concluded that our disclosure controls and procedures are effective.

Internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting is presented on page 18 of this Annual Report on Form 10-K.

During our fourth fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Black Hills Power, Inc.

Rapid City, SD

We have audited the financial statements of Black Hills Power, Inc. (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 20, 2008; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN

March 20, 2008

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Financial statements required by Item 15 are listed in the index included in Item 8 of
		Part II.

	2.	Schedules

		Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and
		2005.

		All other schedules have been omitted because of the absence of the conditions under
		which they are required or because the required information is included elsewhere in the
		financial statements incorporated by reference in this Form 10-K.

BLACK HILLS POWER, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Additions

	Balance	Charged		Balance
	at beginning	to costs		at end
Description	of year	and expenses	Deductions	of year

	(in thousands)
Allowance for
doubtful accounts:
2007	$250	$320	$(182)	$388
2006	830	163	(743)	250
2005	912	41	(123)	830

3.	Exhibits

Exhibit Number	Description

2*	Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation’s Registration Statement on Form S-4 (No. 333-52664)).

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).

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

10.1*	Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant’s Form 10-K for 1992).

10.2*	Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant’s Form 10-K for 1997).

10.3*	Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant’s Form 10-K for 1987).

31	Certification pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Previously filed as part of the filing indicated and incorporated by reference herein.

(b)	See (a) 3. Exhibits above.
(c)	See (a) 2. Schedules above.

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

Dated: March 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID R. EMERY	Director and	March 21, 2008
David R. Emery, Chairman, President	Principal Executive Officer
and Chief Executive Officer	and acting interim
Principal Financial Officer

/s/ DAVID C. EBERTZ	Director	March 21, 2008
David C. Ebertz

/s/ JACK W. EUGSTER	Director	March 21, 2008
Jack W. Eugster

/s/ JOHN R. HOWARD	Director	March 21, 2008
John R. Howard

/s/ KAY S. JORGENSEN	Director	March 21, 2008
Kay S. Jorgensen

/s/ STEPHEN D. NEWLIN	Director	March 21, 2008
Stephen D. Newlin

/s/ GARY L. PECHOTA	Director	March 21, 2008
Gary L. Pechota

/s/ WARREN L. ROBINSON	Director	March 21, 2008
Warren L. Robinson

/s/ JOHN B. VERING	Director	March 21, 2008
John B. Vering

/s/ THOMAS J. ZELLER	Director	March 21, 2008
Thomas J. Zeller

INDEX TO EXHIBITS

Exhibit Number	Description

2*	Plan of Exchange Between Black Hills Corporation and Black Hills Holding Corporation (filed as an exhibit to the Black Hills Holding Corporation’s Registration Statement on Form S-4 (No. 333-52664)).

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).

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

10.1*	Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10(c) to the Registrant’s Form 10-K for 1992).

10.2*	Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10(e) to the Registrant’s Form 10-K for 1997).

10.3*	Reserve Capacity Integration Agreement dated May 5, 1987, between Pacific Power & Light Company and Black Hills Power, Inc. (filed as Exhibit 10(u) to the Registrant’s Form 10-K for 1987).

31	Certification pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________

*	Previously filed as part of the filing indicated and incorporated by reference herein.