Form 10-Q
period 2008-03-31
BLACK HILLS POWER INC
filed 2008-05-15
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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

As of April 30, 2008, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

	GLOSSARY OF TERMS	3

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three Months Ended March 31, 2008 and 2007	4

	Condensed Balance Sheets –
	March 31, 2008 and December 31, 2007	5

	Condensed Statements of Cash Flows –
	Three Months Ended March 31, 2008 and 2007	6

	Notes to Condensed Financial Statements	7-13

Item 2.	Results of Operations	14-17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

	Signatures	19

	Exhibit Index	20

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
BHC	Black Hills Corporation, the Parent Company
Black Hills Wyoming	Black Hills Wyoming, Inc., an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
FASB	Financial Accounting Standards Board
FSP FAS 157-2	Effective Date of FASB Statement No. 157
GAAP	Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 157	SFAS 157, “Fair Value Measurements”
SFAS 159	SFAS 159, “The Fair Value Option for Financial Assets and Financial
Liabilities”
SFAS 161	SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities –
an amendment of FASB Statement No. 133”
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent
Company

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Operating revenue	$57,632	$47,767

Operating expenses:
Fuel and purchased power	27,499	17,035
Operations and maintenance	7,097	5,906
Administrative and general	5,464	5,164
Depreciation and amortization	5,252	5,155
Taxes, other than income taxes	1,729	1,962
	47,041	35,222

Operating income	10,591	12,545

Other income (expense):
Interest expense	(2,693)	(2,965)
Interest income	95	174
Allowance for funds used
during construction – equity	284	112
Other income, net	115	144
	(2,199)	(2,535)

Income before income taxes	8,392	10,010
Income taxes	(2,816)	(3,311)

Net income	$5,576	$6,699

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$5,074	$2,033
Receivables (net of allowance for doubtful accounts
of $573 and $388, respectively) –
Customers	22,474	22,330
Affiliates	1,744	8,882
Other	2,582	2,198
Money pool note receivable – affiliates	1,570	10,304
Materials, supplies and fuel	13,654	15,628
Deferred income taxes	127	—
Other current assets	2,226	3,862
	49,451	65,237

Investments	3,889	3,774

Property, plant and equipment	726,050	695,452
Less accumulated depreciation	(270,922)	(266,583)
	455,128	428,869

Other assets:
Regulatory assets	9,830	9,899
Other	5,923	5,901
	15,753	15,800
	$524,221	$513,680
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$2,010	$2,009
Accounts payable	17,790	12,982
Accounts payable – affiliates	1,992	3,158
Accrued liabilities	13,729	13,898
Deferred income taxes	—	18
	35,521	32,065

Long-term debt, net of current maturities	151,194	151,209

Deferred credits and other liabilities:
Deferred income taxes	70,446	69,761
Regulatory liabilities	11,840	11,085
Other	17,324	17,140
	99,610	97,986

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	176,282	170,706
Accumulated other comprehensive loss	(1,377)	(1,277)
	237,896	232,420
	$524,221	$513,680

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Operating activities:
Net income	$5,576	$6,699
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	5,252	5,155
Provision for valuation allowances	185	(2)
Deferred income tax	594	312
Allowance for funds used during construction –
equity	(284)	(112)
Change in operating assets and liabilities –
Accounts receivable and other current assets	10,001	3,713
Accounts payable and other current liabilities	(740)	(9,574)
Other operating activities	240	(1,177)
	20,824	5,014
Investing activities:
Property, plant and equipment additions	(26,388)	(5,377)
Change in money pool note receivable from
affiliate, net	8,734	827
Other investing activities	(115)	(143)
	(17,769)	(4,693)

Financing activities:
Long-term debt – repayments	(14)	(11)

Increase in cash and cash equivalents	3,041	310

Cash and cash equivalents:
Beginning of period	2,033	1,223
End of period	$5,074	$1,533

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired
with accrued liabilities	$5,372	$131

Cash paid during the period for:
Interest (net of amounts capitalized)	$4,480	$5,153
Income taxes paid	$—	$7,993

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements

(unaudited)

(Reference is made to Notes to Financial Statements

included in the Company’s 2007 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The condensed financial statements included herein have been prepared by Black Hills Power, Inc., (the Company) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2008, December 31, 2007 and March 31, 2007 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

(2)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS 157

During September 2006, the FASB issued SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 does not expand the application of fair value accounting to any new circumstances, but applies the framework to other accounting pronouncements that require or permit fair value measurement. The Company applies fair value measurements to certain assets and liabilities, primarily commodity derivatives.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of January 1, 2008, the Company adopted the provisions of SFAS 157 for all assets and liabilities measured at fair value except for non-financial assets and liabilities measured at fair value on a non-recurring basis, as permitted by FSP FAS 157-2. SFAS 157 also required new disclosures regarding the level of pricing observability associated with instruments carried at fair value. This additional disclosure is provided in Note 7. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS 159

SFAS 159 establishes a fair value option under which entities can elect to report certain financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 was adopted on January 1, 2008 and did not have an impact on the Company’s financial position, results of operations or cash flows.

(3)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 161

In March 2008, the FASB issued SFAS 161 which requires enhanced disclosures about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adoption of SFAS 161.

(4)	OTHER COMPREHENSIVE INCOME

The following table presents the components of the Company’s Other comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$5,576	$6,699
Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges (net of
tax of $(38) and $95, respectively)	71	(177)
Reclassification adjustments included
in net income (net of tax of $93 and $263,
respectively)	(171)	(488)
Other comprehensive income	$5,476	$6,034

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	Derivatives	Employee
	Designated as	Benefit
	Cash Flow Hedges	Plans	Total

As of March 31, 2008	$(961)	$(416)	$(1,377)

As of December 31, 2007	$(861)	$(416)	$(1,277)

(5)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

The Company has accounts receivable balances related to transactions with other BHC subsidiaries. The balances were $1.7 million and $8.9 million as of March 31, 2008 and December 31, 2007, respectively. The Company also has accounts payable balances related to transactions with other BHC subsidiaries. The balances were $2.0 million and $3.2 million as of March 31, 2008 and December 31, 2007, respectively.

Money Pool Notes Receivable and Notes Payable

The Company has entered into a Utility Money Pool Agreement with BHC and Cheyenne Light. Under the agreement, the Company may borrow from the Parent. The Agreement restricts the Company from loaning funds to the Parent or to any of the Parent’s non-utility subsidiaries; the Agreement does not restrict the Company from making dividends to the Parent. Borrowings under the agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one month LIBOR rate plus 100 basis points.

The Company through the Utility Money Pool had a net note receivable balance from Cheyenne Light of $1.6 million and $10.3 million as of March 31, 2008 and December 31, 2007, respectively. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (which equates to 3.40 percent at March 31, 2008). Net interest income was less than $0.1 million for the three months ended March 31, 2008 and $0.2 million was recorded for the three months ended March 31, 2007.

Other Balances and Transactions

The Company also received revenues of approximately $0.3 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively, from Black Hills Wyoming for the transmission of electricity.

The Company recorded revenues of $0.2 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively, relating to payments received pursuant to a natural gas swap entered into with Enserco, with a third party transacted by Enserco on the Company’s behalf.

The Company purchases coal from WRDC. The amount purchased during the three months ended March 31, 2008 and 2007 was $3.1 million and $2.7 million, respectively.

The Company purchases excess power generated by Cheyenne Light. The amount purchased during the three months ended March 31, 2008 was $1.3 million.

In order to fuel its combustion turbine, the Company purchased natural gas from Enserco. The amount purchased during the three months ended March 31, 2008 was less than $0.1 million and during the three months ended March 31, 2007 was approximately $0.2 million. These amounts are included in Fuel and purchased power on the accompanying Condensed Statements of Income.

In addition, the Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $3.1 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively.

The Company has funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $1.8 million as of March 31, 2008 and December 31, 2007, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets. Interest on the funds accrues quarterly at an average prime rate (7.76 percent at March 31, 2008).

(6)	RISK MANAGEMENT

The Company holds natural gas in storage for use as fuel for generating electricity with its gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, the Company utilizes various derivative instruments in managing these risks. On March 31, 2008 and December 31, 2007, the Company had the following derivatives and related balances (in thousands):

							Pre-tax
				Non-		Non-	Accumulated
		Maximum	Current	current	Current	current	Other
		Terms in	Derivative	Derivative	Derivative	Derivative	Comprehensive
	Notional*	Months	Assets	Assets	Liabilities	Liabilities	Income
March 31,
2008

Natural gas
swaps	300,000	1	$245	$—	$245	$—	$—

December 31,
2007

Natural gas
swaps	610,000	4	$238	$—	$68	$—	$170

________________________

*gas in MMBtu’s

Based on March 31, 2008 market prices, no realized gain or loss will be reported in pre-tax earnings during the next twelve months related to derivatives designated as a cash flow hedge. Estimated and actual realized gains and losses will likely change during the next twelve months as market prices change.

(7)	FAIR VALUE MEASUREMENTS

Adoption of SFAS 157

Effective January 1, 2008, the Company adopted SFAS 157 as discussed in Note 2, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

SFAS 157 provides a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As permitted under SFAS 157, the Company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing a significant portion of its assets and liabilities measured and reported at fair value. SFAS 157 also requires enhanced disclosures and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The Company is able to classify fair value balances based on the observability of inputs.

Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 – Unadjusted quoted prices available in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities. This level primarily consists of financial instruments such as exchange-traded securities and listed derivatives.

Level 2 – Pricing inputs include quoted prices for identical or similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs reflect management’s best estimate of fair value using its own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect their placement within the fair value hierarchy levels.

Recurring Fair Value	At Fair Value as of March 31, 2008
Measures (in thousands)

	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swaps	$—	$245	$—	$245

Liabilities:
Natural gas swaps	$—	$245	$—	$245

(8)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Service cost	$279	$284
Interest cost	758	731
Expected return on plan assets	(1,094)	(971)
Prior service cost	28	26
Net loss	—	102

Net periodic benefit (income) cost	$(29)	$172

The Company does not anticipate that it will need to make a contribution to the Plan in the 2008 fiscal year.

Supplemental Nonqualified Defined Benefit Plans

The Company has various supplemental retirement plans for key executives of the Company (Supplemental Plans). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Interest cost	$30	$28
Net loss	11	14

Net periodic benefit cost	$41	$42

The Company anticipates that it will make contributions to the Supplemental Plans for the 2008 fiscal year of approximately $0.1 million. Contributions are expected to be in the form of benefit payments.

Non-pension Defined Benefit Postretirement Plans

Employees who are participants in the Company’s Postretirement Healthcare Plans (Healthcare Plans) and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Service cost	$52	$52
Interest cost	104	100
Net transition obligation	13	13

Net periodic benefit cost	$169	$165

The Company anticipates that it will make contributions to the Healthcare Plan for the 2008 fiscal year of approximately $0.2 million. Contributions are expected to be made in the form of benefit payments.

It has been determined that the Company’s post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy. The decrease in net periodic postretirement benefit cost due to the subsidy is not material to the Company.

(9)	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, claims and litigation as described in Note 11 of the Notes to Financial Statements in the Company’s 2007 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first three months of 2008.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Revenue	$57,632	$47,767
Fuel and purchased power	27,499	17,035
Gross margin	30,133	30,732

Other operating expenses	19,542	18,187
Operating income	$10,591	$12,545

Net income	$5,576	$6,699

The following tables provide certain operating statistics for the Company:

	Electric Revenue
	(in thousands)

	Three Months Ended March 31,
		Percentage
Customer Base	2008	Change	2007

Commercial	$13,484	3%	$13,105
Residential	12,966	5	12,407
Industrial	5,296	4	5,096
Municipal sales	625	8	579
Total retail sales	32,371	4	31,187
Contract wholesale	6,931	7	6,457
Wholesale off system	15,097	129	6,582
Total electric sales	54,399	23	44,226
Other revenue	3,233	(9)	3,541
Total revenue	$57,632	21%	$47,767

	Megawatt Hours Sold

	Three Months Ended March 31,
		Percentage
Customer Base	2008	Change	2007

Commercial	173,459	4%	166,094
Residential	163,034	7	152,736
Industrial	102,669	3	99,254
Municipal sales	8,208	11	7,420
Total retail sales	447,370	5	425,504
Contract wholesale	171,620	4	165,110
Wholesale off system	227,741	70	133,849
Total electric sales	846,731	17%	724,463

	Electric Utility Power Plant Availability

	Three Months Ended March 31,
	2008	2007

Coal-fired plants	93.9%	95.3%
Other plants	93.9%	99.9%
Total availability	93.9%	97.3%

	Megawatt Hours Generated
	and Purchased

	Three Months Ended March 31,
		Percentage
Resources	2008	Change	2007

Coal	432,882	(2)%	440,518
Gas	37,000	—	5,698
	469,882	5%	446,216

MWhs purchased	384,581	31%	294,463
Total resources	854,463	15%	740,679

	Heating Degree Days

	Three Months Ended
	March 31,
	2008	2007
Heating degree days:
Actual–
Heating degree days	3,361	3,055

Percent of normal–
Heating degree days	102%	93%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007. Net income decreased $1.1 million, or 17 percent from the prior period primarily due to the following:

• A $1.0 million reduction in retail sales margins due to increased fuel and purchased power costs, partially offset by a 5 percent increase in MWhs sold; and

• Increased operating expense due to increased repair and maintenance expenses, personnel costs, consulting fees and allocated corporate costs.

Partially offsetting the increased costs was the following:

• Margins from wholesale off-system sales increased $0.7 million. Total MWhs increased 70 percent as we were able to market excess generation purchased from Cheyenne Light’s Wygen II plant.

Wygen III Power Plant Project

In March 2008, we received final regulatory approval for Wygen III. Construction began immediately and the 100 MW coal-fired base load electric generating facility is expected to take 24 to 30 months to complete. The expected cost of construction is approximately $255 million, which includes AFUDC. We anticipate that we will have at least 55 MW of the facilities’ capacity and we are considering third-party investors to own the remaining 45 MW. Definitive ownership structuring for the Wygen III plant is expected prior to the end of 2008.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Item 1A of our 2007 Annual Report on Form 10-K and in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:

•    Our ability to obtain adequate cost recovery for our retail utility operations through regulatory proceedings; to receive favorable rulings in the periodic applications to recover costs for fuel and purchased power; and our ability to add power generation assets into regulatory rate base;

• The amount and timing of capital deployment in new investment opportunities or for the repurchase of debt or stock;
• Our ability to successfully maintain or improve our corporate credit rating;
• Our ability to obtain from utility commissions any requisite determination of prudency to support resource planning and development programs we propose to implement;
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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is also currently serving as interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2008. Based on his evaluation, he has concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of the Company’s 2007 Annual Report on Form 10-K and Note 9 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 9 is incorporated by reference into this item.

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors from those reported in Item 1A. of Part I of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 6.	Exhibits

Exhibit 31	Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

BLACK HILLS POWER, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

David R. Emery
David R. Emery, Chairman, President and
Chief Executive Officer, and interim
Principal Financial Officer

Dated: May 15, 2008

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31	Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.