Form 10-Q
period 2008-06-30
BLACK HILLS POWER INC
filed 2008-08-14
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
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

As of July 31, 2008, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

	GLOSSARY OF TERMS	3

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three and Six Months Ended June 30, 2008 and 2007	4

	Condensed Balance Sheets –
	June 30, 2008 and December 31, 2007	5

	Condensed Statements of Cash Flows –
	Six Months Ended June 30, 2008 and 2007	6

	Notes to Condensed Financial Statements	7-12

Item 2.	Results of Operations	13-17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

	Signatures	19

	Exhibit Index	20

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
BHC	Black Hills Corporation, the Parent Company
Black Hills Wyoming	Black Hills Wyoming, Inc., an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
FASB	Financial Accounting Standards Board
FSP FAS 157-2	FSP FAS 157-2, “Effective Date of FASB Statement No. 157“
GAAP	Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 157	SFAS 157, “Fair Value Measurements”
SFAS 159	SFAS 159, “The Fair Value Option for Financial Assets and Financial
Liabilities”
SFAS 161	SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities –
an amendment of FASB Statement No. 133”
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent
Company

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Operating revenue	$57,978	$44,972	$115,610	$92,739

Operating expenses:
Fuel and purchased power	28,226	16,670	55,725	33,705
Operations and maintenance	8,914	6,775	16,011	12,680
Administrative and general	4,610	4,463	10,073	9,628
Depreciation and amortization	5,278	5,183	10,530	10,338
Taxes, other than income taxes	1,680	1,821	3,409	3,783
	48,708	34,912	95,748	70,134

Operating income	9,270	10,060	19,862	22,605

Other income (expense):
Interest expense	(2,513)	(2,953)	(5,206)	(5,918)
Interest income	25	238	119	413
Allowance for funds used
during construction – equity	606	130	890	241
Other income, net	53	18	168	162
	(1,829)	(2,567)	(4,029)	(5,102)

Income before income taxes	7,441	7,493	15,833	17,503
Income taxes	(2,190)	(2,612)	(5,006)	(5,923)

Net income	$5,251	$4,881	$10,827	$11,580

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$4	$2,033
Receivables (net of allowance for doubtful accounts
of $436 and $388, respectively) –
Customers	14,011	22,330
Affiliates	2,277	8,882
Other	6,153	2,198
Money pool note receivable – affiliates	—	10,304
Materials, supplies and fuel	16,665	15,628
Income tax receivable	1,855	—
Deferred income taxes	36	—
Other current assets	2,097	3,862
	43,098	65,237

Investments	3,940	3,774

Property, plant and equipment	772,932	695,452
Less accumulated depreciation	(277,664)	(266,583)
	495,268	428,869

Other assets:
Regulatory assets	9,760	9,899
Other	5,525	5,901
	15,285	15,800
	$557,591	$513,680
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$2,012	$2,009
Accounts payable	23,209	12,982
Accounts payable – affiliates	10,455	3,158
Notes payable – affiliates	13,325	—
Accrued liabilities	13,497	13,898
Deferred income taxes	—	18
	62,498	32,065

Long-term debt, net of current maturities	149,224	151,209

Deferred credits and other liabilities:
Deferred income taxes	72,536	69,761
Regulatory liabilities	12,585	11,085
Other	17,592	17,140
	102,713	97,986

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	181,532	170,706
Accumulated other comprehensive loss	(1,367)	(1,277)
	243,156	232,420
	$557,591	$513,680

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)

Operating activities:
Net income	$10,827	$11,580
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	10,530	10,338
Provision for valuation allowances	48	—
Deferred income tax	3,041	2,942
Allowance for funds used during construction –
equity	(890)	(241)
Change in operating assets and liabilities –
Accounts receivable and other current assets	8,617	1,793
Accounts payable and other current liabilities	1,859	(11,503)
Other operating activities	1,299	(1,188)
	35,331	13,721
Investing activities:
Property, plant and equipment additions	(58,841)	(10,566)
Change in money pool note receivable from
affiliate, net	10,304	(1,735)
Other investing activities	(166)	(159)
	(48,703)	(12,460)

Financing activities:
Notes payable – affiliate	13,325	—
Long-term debt – repayments	(1,982)	(1,977)
	11,343	(1,977)

Decrease in cash and cash equivalents	(2,029)	(716)

Cash and cash equivalents:
Beginning of period	2,033	1,223
End of period	$4	$507

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired
with accrued liabilities	$11,449	$74

Cash paid during the period for:
Interest (net of amounts capitalized)	$5,820	$8,525
Income taxes paid	$4,333	$12,477

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2008, December 31, 2007 and June 30, 2007 financial information and are of a normal recurring nature. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of January 1, 2008, the Company adopted the provisions of SFAS 157 for all assets and liabilities measured at fair value except for non-financial assets and liabilities measured at fair value on a non-recurring basis, as permitted by FSP FAS 157-2. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with instruments carried at fair value. This additional disclosure is provided in Note 7. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

(4)	OTHER COMPREHENSIVE INCOME

The following table presents the components of the Company’s Other comprehensive income (in thousands):

	Three Months Ended
	June 30,
	2008	2007

Net income	$5,251	$4,881
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges (net of
tax of $(6) and $(30), respectively)	10	55
Reclassification adjustments included
in net income (net of tax of $(6)	—	11
Total comprehensive income	$5,261	$4,947

	Six Months Ended
	June 30,
	2008	2007

Net income	$10,827	$11,580
Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges (net of
tax of $(12) and $163, respectively)	20	(303)
Reclassification adjustments included
in net income (net of tax of $60 and $160,
respectively)	(110)	(296)
Total comprehensive income	$10,737	$10,981

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	Derivatives	Employee
	Designated as	Benefit
	Cash Flow Hedges	Plans	Total

As of June 30, 2008	$(951)	$(416)	$(1,367)

As of December 31, 2007	$(861)	$(416)	$(1,277)

(5)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

The Company has accounts receivable balances related to transactions with other BHC subsidiaries. The balances were $2.3 million and $8.9 million as of June 30, 2008 and December 31, 2007, respectively. The Company also has accounts payable balances related to transactions with other BHC subsidiaries. The balances were $10.5 million and $3.2 million as of June 30, 2008 and December 31, 2007, respectively.

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

The Company through the Utility Money Pool had note payable balances to Cheyenne Light of $1.8 million and BHC of $11.5 million as of June 30, 2008 and a net note receivable from Cheyenne Light of $10.3 million as of December 31, 2007. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (which equates to 3.16 percent at June 30, 2008). Net interest expense of $0.1 million and less than $0.1 million was recorded for the three months and six months ended June 30, 2008, respectively. Net interest income of $0.2 million and $0.4 million was recorded for the three months and six months ended June 30, 2007, respectively.

Other Balances and Transactions

The Company also received revenues of approximately $0.4 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively; and $0.7 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively, from Black Hills Wyoming for the transmission of electricity.

The Company recorded revenues of $0.2 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively, relating to payments received pursuant to a natural gas swap entered into with Enserco, with a third party transacted by Enserco on the Company’s behalf.

The Company received revenues of approximately $0.4 million and $1.1 million for the three months and six months ended June 30, 2008, respectively, from Cheyenne Light for the sale of electricity.

The Company purchases coal from WRDC. The amount purchased during the three months ended June 30, 2008 and 2007 was $2.8 million, respectively; and $5.9 million and $5.5 million for the six months ended June 30, 2008 and 2007, respectively.

The Company purchases excess power generated by Cheyenne Light. The amount purchased during the three months and six months ended June 30, 2008 was $1.6 million and $3.1 million, respectively. Cheyenne Light placed a 95 MW base load coal-fired power plant into service on January 1, 2008.

In order to fuel its combustion turbine, the Company purchased natural gas from Enserco. The amount purchased during the three months ended June 30, 2008 and 2007 was $3.5 million and $1.4 million, respectively; and $3.5 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. These amounts are included in Fuel and purchased power on the accompanying Condensed Statements of Income.

In addition, the Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $3.0 million and $2.9 million for the three months ended June 30, 2008 and 2007, respectively; and $6.1 million and $5.6 million for the six months ended June 30, 2008 and 2007, respectively.

The Company has funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $1.9 million as of June 30, 2008 and $1.8 million as of December 31, 2007, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets. Interest on the funds accrues quarterly at an average prime rate (6.77 percent at June 30, 2008).

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$279	$284	$558	$568
Interest cost	758	731	1,516	1,462
Expected return on plan assets	(1,094)	(971)	(2,188)	(1,942)
Prior service cost	28	26	56	52
Net loss	—	102	—	204

Net periodic benefit cost	$(29)	$172	$(58)	$344

The Company does not anticipate that it will need to make a contribution to the Plan in the 2008 fiscal year.

Supplemental Nonqualified Defined Benefit Plans

The Company has various supplemental retirement plans for key executives of the Company (Supplemental Plans). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest cost	$30	$28	$60	$56
Net loss	11	14	22	28

Net periodic benefit cost	$41	$42	$82	$84

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

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$52	$52	$104	$104
Interest cost	104	100	208	200
Net transition obligation	13	13	26	26

Net periodic benefit cost	$169	$165	$338	$330

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

The Company is subject to various legal proceedings, claims and litigation as described in Note 11 of the Notes to Financial Statements in the Company’s 2007 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first six months of 2008.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Revenue	$57,978	$44,972	$115,610	$92,739
Fuel and purchased power	28,226	16,670	55,725	33,705
Gross margin	29,752	28,302	59,885	59,034

Operating expenses	20,482	18,242	40,023	36,429
Operating income	$9,270	$10,060	$19,862	$22,605

Net income	$5,251	$4,881	$10,827	$11,580

The following tables provide certain operating statistics for the Company:

	Electric Revenue
	(in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Customer Base	2008	Change	2007	2008	Change	2007

Commercial	$13,063	—%	$13,094	$26,535	1%	$26,193
Residential	10,002	3	9,667	22,980	4	22,079
Industrial	5,542	1	5,482	10,838	2	10,578
Municipal sales	639	(1)	647	1,264	3	1,226
Total retail sales	29,246	1	28,890	61,617	3	60,076
Contract wholesale	6,270	8	5,832	13,202	7	12,289
Wholesale off system	19,238	159	7,415	34,335	145	13,998
Total electric sales	54,754	30	42,137	109,154	26	86,363
Other revenue	3,224	14	2,835	6,456	1	6,376
Total revenue	$57,978	29%	$44,972	$115,610	25%	$92,739

	Megawatt Hours Sold

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Customer Base	2008	Change	2007	2008	Change	2007

Commercial	162,313	1%	160,482	335,772	3%	326,576
Residential	114,106	7	106,788	277,140	7	259,524
Industrial	109,028	(1)	110,004	211,697	1	209,258
Municipal sales	7,637	(2)	7,788	15,845	4	15,208
Total retail sales	393,084	2	385,062	840,454	4	810,566
Contract wholesale	156,965	3	151,828	328,585	4	316,938
Wholesale off system	283,770	89	150,363	511,511	80	284,212
Total electric sales	833,819	21%	687,253	1,680,550	19%	1,411,716

	Electric Utility Power Plant Availability

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Coal-fired plants	75.7%*	93.9%	84.0%*	94.6%
Other plants	85.6%	99.1%	91.0%	99.5%
Total availability	80.6%	96.2%	87.5%	96.8%

___________________________

*

Reflects major maintenance outages at our Ben French, Neil Simpson I and Osage coal-fired plants. The Ben French outage was scheduled for 25 days and was subsequently extended to accelerate major maintenance originally scheduled for 2009. The actual outage was 88 days and resulted in the plant’s output being restored to its full rated capacity. The Osage outage was originally scheduled for approximately 10 days and lasted 52 days as a result of additional unplanned required maintenance. The plants were all online by the end of the second quarter.

	Megawatt Hours Generated and Purchased

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Resources	2008	Change	2007	2008	Change	2007

Coal	384,748	(11)%	434,707	817,630	(7)%	875,225
Gas	4,831	(83)	28,643	41,831	22	34,341
	389,579	(16)%	463,350	859,461	(6)%	909,566

MWhs purchased	467,284	84%	254,588	851,865	55%	549,051
Total resources	856,863	19%	717,938	1,711,326	17%	1,458,617

	Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Heating and cooling degree days:
Actual
Heating degree days	1,230	857	4,591	3,912
Cooling degree days	29	203	29	203

Percent of normal
Heating degree days	123%	86%	107%	91%
Cooling degree days	29%	201%	29%	201%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007. Income from continuing operations increased $0.4 million from the prior period primarily due to the following:

•     Margins from wholesale off-system sales increased $2.0 million. Total wholesale off-system MWhs sold increased 89 percent as we were able to take advantage of favorable market conditions and high availability of the AC/DC tie which enables us to move power between the east and west power grids; and

• Income related to the impact of $0.9 million of AFUDC attributable to the ongoing construction of Wygen III.

Partially offsetting the increases were the following:

•     A $1.0 million reduction in retail and wholesale sales margins due to increased fuel and purchased power costs, primarily due to scheduled and unscheduled outages at our Ben French, Osage and Neil Simpson I coal-fired plants. The plants were back online by the end of the second quarter. The duration of the Ben French Plant outage was approximately three months as we accelerated the completion of maintenance projects that were originally scheduled for this plant in 2009. We have a pass-through mechanism for increased purchase power costs for South Dakota customers, which is subject to a $2.0 million threshold before those costs can be passed on to customers. As of June 30, 2008, we have met the $2.0 million threshold; and

• Increased operating expense due to increased repair and maintenance expenses and outside services, primarily related to the plant outages and personnel costs.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007. Income from continuing operations decreased $0.8 million from the prior period primarily due to the following:

•     A $2.0 million reduction in retail and wholesale sales margins due to increased fuel and purchased power costs, primarily due to scheduled and unscheduled outages at our Ben French, Osage and Neil Simpson I coal-fired plants. The plants were back online at the end of the second quarter. The duration of the Ben French Plant outage was approximately three months as we accelerated the completion of maintenance projects that were originally scheduled for this plant in 2009. We have a pass-through mechanism for increased purchase power costs for South Dakota customers, which is subject to a $2.0 million threshold before those costs can be passed on to South Dakota customers. As of June 30, 2008, we have met the $2.0 million threshold; and

• Increased operating expense due to increased repair and maintenance expenses and outside services primarily related to the plant outages and personnel costs.

Partially offsetting the increased costs were the following:

•     Margins from wholesale off-system sales increased $2.7 million. Total MWhs increased 80 percent as we were able to take advantage of favorable market conditions and high availability of the AC/DC tie which enables us to move power between the east and west power grids; and

• Income related to the impact of $1.5 million of AFUDC attributable to the ongoing construction of Wygen III.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, who is also currently serving as interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2008. Based on his evaluation, he has concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of the Company’s 2007 Annual Report on Form 10-K and Note 7 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 7 is incorporated by reference into this item.

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

Dated: August 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31	Certification pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.