Form 10-Q
period 2008-09-30
BLACK HILLS POWER INC
filed 2008-11-14
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
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

As of October 31, 2008, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

	GLOSSARY OF TERMS	3

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three and Nine Months Ended September 30, 2008 and 2007	4

	Condensed Balance Sheets –
	September 30, 2008 and December 31, 2007	5

	Condensed Statements of Cash Flows –
	Nine Months Ended September 30, 2008 and 2007	6

	Notes to Condensed Financial Statements	7-12

Item 2.	Results of Operations	13-18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18-20

Item 6.	Exhibits	20

	Signatures	21

	Exhibit Index	22

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility
Holdings, a direct subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, Inc., an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
Colorado Electric	Black Hills Colorado Electric Utility Company, LP, (doing business as
Black Hills Energy), an indirect, wholly-owned subsidiary of
Black Hills Utility Holdings, formed to hold the Colorado electric utility properties acquired from Aquila
CT	Combustion Turbine
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
FSP FAS 157-2	FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
FSP FAS 157-3	FSP FAS 157-3, “Determining the Fair Value of a Financial Asset when that
Asset is Not Active”
GAAP	Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
MDU	MDU Resources Group, Inc.
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 157	SFAS 157, “Fair Value Measurements”
SFAS 159	SFAS 159, “The Fair Value Option for Financial Assets and Financial
Liabilities”
SFAS 161	SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities –
an amendment of FASB Statement No. 133”
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent
Company

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Operating revenue	$59,358	$51,774	$174,968	$144,513

Operating expenses:
Fuel and purchased power	30,119	22,315	85,844	56,020
Operations and maintenance	7,604	6,392	23,615	19,073
Administrative and general	4,538	5,326	14,612	14,953
Depreciation and amortization	5,275	5,197	15,805	15,535
Taxes, other than income taxes	1,594	1,396	5,002	5,179
	49,130	40,626	144,878	110,760

Operating income	10,228	11,148	30,090	33,753

Other income (expense):
Interest expense	(2,751)	(2,937)	(7,957)	(8,856)
Interest income	171	256	290	669
Allowance for funds used
during construction – equity	1,183	161	2,072	402
Other income, net	17	27	185	190
	(1,380)	(2,493)	(5,410)	(7,595)

Income before income taxes	8,848	8,655	24,680	26,158
Income taxes	(2,477)	(2,874)	(7,482)	(8,797)

Net income	$6,371	$5,781	$17,198	$17,361

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2008	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,351	$2,033
Receivables (net of allowance for doubtful accounts
of $560 and $388, respectively) –
Customers	20,531	22,330
Affiliates	3,827	8,882
Other	1,553	2,198
Money pool note receivable – affiliates	—	10,304
Materials, supplies and fuel	18,094	15,628
Other current assets	6,984	3,862
	52,340	65,237

Investments	3,957	3,774

Property, plant and equipment	813,645	695,452
Less accumulated depreciation	(280,479)	(266,583)
	533,166	428,869

Other assets:
Regulatory assets	10,562	9,899
Other	5,483	5,901
	16,045	15,800
	$605,508	$513,680
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$2,014	$2,009
Accounts payable	24,161	12,982
Accounts payable – affiliates	10,721	3,158
Notes payable – affiliates	49,796	—
Accrued liabilities	11,927	13,898
Deferred income taxes	823	18
	99,442	32,065

Long-term debt, net of current maturities	149,209	151,209

Deferred credits and other liabilities:
Deferred income taxes	75,997	69,761
Regulatory liabilities	13,312	11,085
Other	18,009	17,140
	107,318	97,986
Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	187,904	170,706
Accumulated other comprehensive loss	(1,356)	(1,277)
	249,539	232,420
	$605,508	$513,680

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)

Operating activities:
Net income	$17,198	$17,361
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	15,805	15,535
Deferred income tax	6,580	3,034
Allowance for funds used during construction –
equity	(2,072)	(402)
Change in operating assets and liabilities –
Accounts receivable and other current assets	4,088	(5,928)
Accounts payable and other current liabilities	(1,048)	(4,948)
Other operating activities	(1,680)	2,063
	38,871	26,715
Investing activities:
Property, plant and equipment additions	(97,475)	(19,726)
Change in affiliate money pool borrowings, net	10,304	(4,918)
Other investing activities	(183)	(177)
	(87,354)	(24,821)

Financing activities:
Notes payable – affiliate	49,796	—
Long-term debt – repayments	(1,995)	(1,989)
	47,801	(1,989)

Decrease in cash and cash equivalents	(682)	(95)

Cash and cash equivalents:
Beginning of period	2,033	1,223
End of period	$1,351	$1,128

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired
with accrued liabilities	$15,750	$764

Cash paid during the period for:
Interest (net of amounts capitalized)	$9,833	$9,935
Income taxes paid	$3,396	$14,847

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2008, December 31, 2007 and September 30, 2007 financial information and are of a normal recurring nature. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of January 1, 2008, the Company adopted the provisions of SFAS 157 for all assets and liabilities measured at fair value except for non-financial assets and liabilities measured at fair value on a non-recurring basis, as permitted by FSP FAS 157-2. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with instruments carried at fair value. On October 10, 2008, the FASB issued FSP FAS 157-3. It was effective upon issuance including prior periods for which financial statements have not been issued. This FSP clarifies the application of FAS 157 in a market that is not active. The adoption of SFAS 157 and related FSPs did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

(4)	OTHER COMPREHENSIVE INCOME

The following table presents the components of the Company’s Other comprehensive income (in thousands):

	Three Months Ended
	September 30,
	2008	2007

Net income	$6,371	$5,781
Other comprehensive income, net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges (net of
tax of $(6) and $34, respectively)	10	(62)
Reclassification adjustments included
in net income (net of tax of $0 and $(5))	—	10
Total comprehensive income	$6,381	$5,729

	Nine Months Ended
	September 30,
	2008	2007

Net income	$17,198	$17,361
Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges (net of
tax of $(18) and $197, respectively)	30	(366)
Reclassification adjustments included
in net income (net of tax of $60 and $154,
respectively)	(109)	(285)
Total comprehensive income	$17,119	$16,710

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	Derivatives	Employee
	Designated as	Benefit
	Cash Flow Hedges	Plans	Total

As of September 30, 2008	$(940)	$(416)	$(1,356)

As of December 31, 2007	$(861)	$(416)	$(1,277)

(5)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

The Company has accounts receivable balances related to transactions with other BHC subsidiaries. The balances were $3.8 million and $8.9 million as of September 30, 2008 and December 31, 2007, respectively. The Company also has accounts payable balances related to transactions with other BHC subsidiaries. The balances were $10.7 million and $3.2 million as of September 30, 2008 and December 31, 2007, respectively.

Money Pool Notes Receivable and Notes Payable

The Company has entered into a Utility Money Pool Agreement with BHC, Cheyenne Light and Black Hills Energy. Under the agreement, the Company may borrow from the Parent. The Agreement restricts the Company from loaning funds to the Parent or to any of the Parent’s non-utility subsidiaries; the Agreement does not restrict the Company from making dividends to the Parent. Borrowings under the agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one month LIBOR rate plus 100 basis points.

The Company through the Utility Money Pool had net note payable balances of $49.8 million as of September 30, 2008 and a net note receivable of $10.3 million as of December 31, 2007. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (which equates to 4.63 percent at September 30, 2008). Net interest expense was approximately $0.4 million and $0.4 million for the three months and nine months ended September 30, 2008, respectively. Net interest income of $0.3 million and $0.7 million was recorded for the three months and nine months ended September 30, 2007, respectively.

Other Balances and Transactions

The Company also received revenues of approximately $0.3 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively; and $1.0 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively, from Black Hills Wyoming for the transmission of electricity.

The Company recorded revenues of $0.2 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively, relating to payments received pursuant to a natural gas swap entered into with Enserco, with a third party transacted by Enserco on the Company’s behalf.

The Company received revenues of approximately $0.4 million and $1.5 million for the three months and nine months ended September 30, 2008, respectively, from Cheyenne Light for the sale of electricity and dispatch services.

On July 14, 2008, BHC purchased one electric utility in Colorado and four gas utilities in Colorado, Nebraska, Iowa and Kansas from Aquila, Inc. Through this acquisition, the Company became affiliated with these utilities now known as Black Hills Energy. Under a General Dispatch and Energy Management Agreement approved by FERC, the Company commenced providing services to Colorado Electric. The Company received revenues of $0.2 million for the three and nine months ended September 30, 2008.

The Company purchases coal from WRDC. The amount purchased during the three months ended September 30, 2008 and 2007 was $4.9 million and $2.9 million, respectively; and $10.8 million and $8.4 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company purchases excess power generated by Cheyenne Light. The amount purchased during the three months and nine months ended September 30, 2008 was $1.5 million and $4.6 million, respectively. Cheyenne Light placed a 95 MW base load coal-fired power plant into service on January 1, 2008.

In order to fuel its combustion turbine, the Company purchased natural gas from Enserco. The amount purchased during the three months ended September 30, 2008 and 2007 was $3.0 million and $2.7 million, respectively; and $6.6 million and $4.3 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts are included in Fuel and purchased power on the accompanying Condensed Statements of Income.

In addition, the Company also pays the Parent for allocated corporate support service cost incurred on its behalf. Corporate costs allocated from the Parent were $2.8 million and $3.0 million for the three months ended September 30, 2008 and 2007, respectively; and $8.9 million and $8.5 million for the nine months ended September 30, 2008 and 2007, respectively.

The Company has funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $1.9 million as of September 30, 2008 and $1.8 million as of December 31, 2007, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets. Interest on the funds accrues quarterly at an average quarterly prime rate (5.3 percent at September 30, 2008).

On August 28, 2008 the Company entered into a contract with Cheyenne Light under which Cheyenne Light will sell up to 20 MW wind-generated, renewable energy to the Company until 2028.

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (Plan) covering the employees of the Company who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$279	$284	$837	$852
Interest cost	758	731	2,274	2,193
Expected return on plan assets	(1,094)	(971)	(3,282)	(2,913)
Prior service cost	28	26	84	78
Net loss	—	102	—	306

Net periodic benefit cost	$(29)	$172	$(87)	$516

The Company does not anticipate that it will need to make a contribution to the Plan in the 2008 fiscal year.

Supplemental Nonqualified Defined Benefit Plans

The Company has various supplemental retirement plans for key executives of the Company (Supplemental Plans). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest cost	$30	$28	$90	$84
Net loss	11	14	33	42

Net periodic benefit cost	$41	$42	$123	$126

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

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$52	$52	$156	$156
Interest cost	104	100	312	300
Net transition obligation	13	13	39	39

Net periodic benefit cost	$169	$165	$507	$495

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

The Company is subject to various legal proceedings, claims and litigation as described in Note 11 of the Notes to Financial Statements in the Company’s 2007 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first nine months of 2008.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Revenue	$59,358	$51,774	$174,968	$144,513
Fuel and purchased power	30,119	22,315	85,844	56,020
Gross margin	29,239	29,459	89,124	88,493

Operating expenses	19,011	18,311	59,034	54,740
Operating income	$10,228	$11,148	$30,090	$33,753

Net income	$6,371	$5,781	$17,198	$17,361

The following tables provide certain operating statistics for the Company:

	Electric Revenue
	(in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Customer Base	2008	Change	2007	2008	Change	2007

Commercial	$15,735	(4)%	$16,328	$42,231	(1)%	$42,502
Residential	11,168	(11)	12,564	34,187	(1)	34,662
Industrial	5,500	(1)	5,558	16,337	1	16,137
Municipal sales	783	(3)	808	2,047	1	2,033
Total retail sales	33,186	(6)	35,258	94,802	(1)	95,334
Contract wholesale	6,862	5	6,566	20,064	7	18,855
Wholesale off system	13,315	86	7,157	47,650	125	21,155
Total electric sales	53,363	9	48,981	162,516	20	135,344
Other revenue	5,995	115	2,793	12,452	36	9,169
Total revenue	$59,358	15%	$51,774	$174,968	21%	$144,513

	Megawatt Hours Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Customer Base	2008	Change	2007	2008	Change	2007

Commercial	195,661	(2)%	199,239	531,433	1%	525,815
Residential	120,888	(11)	136,297	398,028	1	395,820
Industrial	107,380	(5)	112,541	319,077	(1)	321,798
Municipal sales	10,228	(4)	10,681	26,073	1	25,890
Total retail sales	434,157	(5)	458,758	1,274,611	—	1,269,323
Contract wholesale	165,872	(2)	169,211	494,457	2	486,149
Wholesale off system	241,546	70	141,930	753,057	77	426,143
Total electric sales	841,575	9%	769,899	2,522,125	16%	2,181,615

	Electric Utility Power Plant Availability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Coal-fired plants	95.8%	96.6%	91.8%*	95.5%
Other plants	98.7%	99.8%	90.6%	99.6%
Total availability	97.1%	98.0%	91.3%	97.3%

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

	Megawatt Hours Generated and Purchased

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Resources	2008	Change	2007	2008	Change	2007

Coal	450,884	2%	441,626	1,268,514	(4)%	1,316,851
Gas	11,856	(65)	34,117	53,687	(22)	68,458
	462,740	(3)%	475,743	1,322,201	(5)%	1,385,309

MWhs purchased	404,148	26%	321,396	1,256,835	44%	870,447
Total resources	866,888	9%	797,139	2,579,036	14%	2,255,756

	Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Heating and cooling degree days:
Actual
Heating degree days	223	171	4,814	4,083
Cooling degree days	453	830	482	1,033

Percent of normal
Heating degree days	98%	81%	106%	91%
Cooling degree days	92%	168%	81%	174%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007. Net income increased $0.6 million from the prior period primarily due to the following:

• Income related to the impact of $1.7 million of AFUDC primarily attributable to the ongoing construction of Wygen III.

Partially offsetting the increases were the following:

•     Retail and wholesale sales margins decreased due to increased fuel costs and lower MWhs sold. We have a pass-through mechanism for increased purchase power costs for South Dakota customers, which is subject to a $2.0 million threshold before those costs can be passed on to South Dakota customers. As of September 30, 2008, we have met the $2.0 million threshold;

• Margins from wholesale off-system sales decreased $0.4 million due to increased purchase power cost partially offset by increased wholesale off-system MWhs sold of 70 percent; and

• Increased operating expense due to increased repair and maintenance expenses and labor/overhead costs.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007. Net income decreased $0.2 million from the prior period primarily due to the following:

•     A $1.9 million reduction in retail and wholesale sales margins due to increased fuel and purchased power costs, primarily due to scheduled and unscheduled outages at our Ben French, Osage and Neil Simpson I coal-fired plants. The plants were back online at the end of the second quarter. The duration of the Ben French Plant outage was approximately three months as we accelerated the completion of maintenance projects that were originally scheduled for this plant in 2009. We have a pass-through mechanism for increased purchase power costs for South Dakota customers, which is subject to a $2.0 million threshold before those costs can be passed on to South Dakota customers. As of September 30, 2008, we have met the $2.0 million threshold; and

• Increased operating expense due to increased repair and maintenance expenses and outside services primarily related to the plant outages and personnel costs.

Partially offsetting the increased costs were the following:

•     Margins from wholesale off-system sales increased $2.4 million. Total MWhs increased 77 percent as we were able to take advantage of favorable market conditions and high MIDC pricing due to below normal temperatures, partially offset by higher cost purchased power and increased cost of fuel; and

• Income related to the impact of $3.0 million of AFUDC primarily attributable to the ongoing construction of Wygen III.

Wygen III Power Plant Project

In March 2008, we received final regulatory approval for construction of Wygen III. Construction began immediately and the 100 MW coal-fired base load electric generating facility is expected to take 24 to 30 months to complete. The expected cost of construction is approximately $255 million, which includes estimates for AFUDC. We expect to retain ownership of 75 MW of the facility’s capacity with MDU currently being expected to take ownership of the remaining 25 MW. We will retain responsibility for operations of the facility with a life-of-plant site lease, and operations and coal supply agreements in place with MDU.

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
• Our ability to complete the expected sale to MDU of a minority interest in our Wygen III project under construction;
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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2008. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Except as set forth below, there have been no material changes in our Risk Factors from those reported in Item 1A. of Part I of our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recent events in the global financial crisis have made the credit markets less accessible and created a shortage of available credit. We may, therefore, be unable to obtain the financing needed to refinance debt, fund planned capital expenditures, or otherwise execute our operating strategy.

Our ability to execute our operating strategy is highly dependent on our having access to capital. Historically, we have addressed our liquidity needs (including funds required to make scheduled principal and interest payments, refinance debt, and fund working capital and planned capital expenditures) with operating cash flow, borrowings from BHC and proceeds from debt offerings. Our ability to access the capital markets and the costs and terms of available financing depend on many factors, including changes in our credit ratings, changes in the federal or state regulatory environment affecting energy companies, volatility in electricity prices, and general economic and market conditions.

Recent financial distress within the global economy has caused significant disruption in the credit markets.  Among other things, long-term interest rates on debt securities have increased significantly and the volume of equity and debt security issuances has decreased.  Recent actions taken by the United States government, the Federal Reserve and other governmental and regulatory bodies may be insufficient to stabilize these markets.  The longer such conditions persist, the more significant the implications become for the Company.

National and regional economic conditions may cause increased late payments and uncollectible accounts, which would reduce earnings and cash flows.

Recent concerns over inflation, energy costs, the availability and cost of credit, and increased unemployment have contributed to an economic slowdown and fears of recession. These factors could lead to an increase in late payments from utility customers and uncollectible accounts could increase, which could materially reduce our earnings and cash flows.

Regulatory commissions may refuse to approve some or all of the utility rate increases we have requested or may request in the future, or may determine that amounts passed through to customers were not prudently incurred and, therefore, recoverable.

Our regulated operations are subject to cost-of-service regulation and earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Our rates are regulated on a state-by-state basis by the relevant state regulatory authorities based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. The rates that we are allowed to charge may or may not match our related costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the state public utility commissions will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce a full recovery of our costs and the return on invested capital allowed by the applicable state public utility commission.

Federal and state laws concerning climate change, including emission reduction mandates, and renewable energy portfolio standards may increase our electric generation costs materially and could render some of our electric generating units uneconomical to operate and maintain.

We own regulated coal-fired power plants in Wyoming. Air emissions of coal-fired power plants are subject to federal and state regulation. Recent changes in federal and state laws governing air emissions from coal-burning power plants will result in more stringent emission limitations. As the issue of climate change, particularly with respect to CO2 emissions by coal-fired power plants, receives increased attention, further emission limitations could be imposed. To the extent our coal-fired power plants are included in rate base, we will attempt to recover costs associated with complying with emission standards; however, there can be no assurance that we will be permitted to recover such compliance costs in customer rates. In addition, future changes in environmental regulations governing air pollutants could render some of our electric generating units more expensive or uneconomical to operate and maintain.

We serve electric utility customers in Montana, South Dakota, and Wyoming. Montana has adopted renewable portfolio standards that require electric utilities to source a minimum percentage of the power delivered to customers by a certain date in the future. These renewable energy portfolio standards have increased the power supply costs of our electric operations. If Montana increases their renewable energy portfolio standards, or if similar standards are imposed by the other states in which we operate electric utilities, our power supply costs will further increase (and could increase materially). Although we will seek to recover these higher costs in rates, we can provide no assurance that we will be able to fully recover such costs.

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

BLACK HILLS POWER, INC.

/S/ DAVID R. EMERY
David R. Emery, Chairman
and Chief Executive Officer

/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer

Dated: November 14, 2008

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