Form 10-Q
period 2009-03-31
BLACK HILLS POWER INC
filed 2009-05-14
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes	☐	No	☐

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

As of April 30, 2009, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

	GLOSSARY OF TERMS	3

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three Months Ended March 31, 2009 and 2008	4

	Condensed Balance Sheets –
	March 31, 2009 and December 31, 2008	5

	Condensed Statements of Cash Flows –
	Three Months Ended March 31, 2009 and 2008	6

	Notes to Condensed Financial Statements	7-12

Item 2.	Results of Operations	13-17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

	Signatures	19

	Exhibit Index	20

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility
Holdings, Inc., a direct subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, Inc., an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
CT	Combustion Turbine
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
FSP FAS 107-1	FSP FAS 107-1, “Interim Disclosure About Fair Value of Financial
Instruments”
FSP FAS 157-2	FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
FSP FAS 157-4	FSP FAS 157-4, “Determining Whether a Market is Not Active and a
Transaction is Not Distressed”
GAAP	Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
MDU	MDU Resources Group, Inc.
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 157	SFAS 157, “Fair Value Measurements”
SFAS 161	SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities –
an amendment of FASB Statement No. 133”
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent
Company

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Operating revenue	$54,458	$57,632

Operating expenses:
Fuel and purchased power	22,762	27,499
Operations and maintenance	7,638	7,097
Administrative and general	6,271	5,464
Depreciation and amortization	5,047	5,252
Taxes, other than income taxes	2,035	1,729
	43,753	47,041

Operating income	10,705	10,591

Other income (expense):
Interest expense	(2,585)	(2,693)
Interest income	112	95
Allowance for funds used
during construction – equity	1,401	284
Other income, net	289	115
	(783)	(2,199)

Income before income taxes	9,922	8,392
Income taxes	(2,958)	(2,816)

Net income	$6,964	$5,576

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$620	$4
Receivables (net of allowance for doubtful accounts
of $371 and $370, respectively) –
Customers	19,398	23,881
Affiliates	2,944	12,619
Other	902	2,111
Materials, supplies and fuel	19,571	19,309
Other current assets	6,511	5,730
	49,946	63,654

Investments	4,092	3,999

Property, plant and equipment	884,978	843,691
Less accumulated depreciation	(285,193)	(281,220)
	599,785	562,471

Other assets:
Regulatory assets	33,748	33,818
Other	2,231	2,842
	35,979	36,660
	$689,802	$666,784
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$32,019	$2,016
Accounts payable	28,867	26,567
Accounts payable – affiliates	4,712	10,411
Notes payable – affiliates	85,673	70,184
Accrued liabilities	15,962	15,151
Deferred income taxes	1,119	732
	168,352	125,061

Long-term debt, net of current maturities	119,176	149,193

Deferred credits and other liabilities:
Deferred income taxes	87,093	85,504
Regulatory liabilities	14,026	13,573
Benefit plan liabilities	30,926	29,904
Other	8,331	8,626
	140,376	137,607
Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	200,245	193,281
Accumulated other comprehensive loss	(1,338)	(1,349)
	261,898	254,923
	$689,802	$666,784

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Operating activities:
Net income	$6,964	$5,576
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	5,047	5,252
Provision for valuation allowances	1	185
Deferred income tax	1,867	594
Allowance for funds used during construction –
equity	(1,401)	(284)
Change in operating assets and liabilities –
Accounts receivable and other current assets	14,322	10,001
Accounts payable and other current liabilities	(9,684)	(740)
Other operating activities	1,454	240
	18,570	20,824
Investing activities:
Property, plant and equipment additions	(33,336)	(26,388)
Change in money pool notes receivable from
affiliate, net	—	8,734
Other investing activities	(93)	(115)
	(33,429)	(17,769)

Financing activities:
Long-term debt – repayments	(14)	(14)
Change in money pool note payable to
affiliate, net	15,489	—
	15,475	(14)

Increase in cash and cash equivalents	616	3,041

Cash and cash equivalents:
Beginning of period	4	2,033
End of period	$620	$5,074

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired
with accrued liabilities	$22,524	$5,372

Cash paid during the period for:
Interest (net of amounts capitalized)	$4,017	$4,480
Income taxes refunded	$(218)	$—

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements

(unaudited)

(Reference is made to Notes to Financial Statements

included in the Company’s 2008 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The condensed financial statements included herein have been prepared by Black Hills Power, Inc., (the “Company,” “we,” “us,” “our”) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2008 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2009, December 31, 2008 and March 31, 2008 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

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

We adopted the provisions of SFAS 157 on January 1, 2008 for all assets and liabilities measured at fair value for financial measurements. As permitted by FSP FAS 157-2, we deferred adoption for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with instruments carried at fair value. The adoption of SFAS 157 and related FSPs did not have a material impact on our financial position, results of operations or cash flows.

SFAS 161

In March 2008, the FASB issued SFAS 161 which requires enhanced disclosures about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS 161 encourages, but does not require, disclosures for earlier periods presented for comparative purposes at initial adoption.

At March 31, 2009, we do not hold any derivative instruments. We occasionally hold natural gas in storage for use as fuel for generating electricity with our gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, we occasionally utilize various derivative instruments in managing these risks. Additionally, we engage in activities to manage risk associated with changes in interest rates. In prior years, we entered into floating-to-fixed interest rate swap agreements to minimize our exposure to interest rate fluctuations associated with our floating rate debt obligations. These swaps were designated as cash flow hedges in accordance with SFAS 133, and accordingly the resulting gain or loss is carried in Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets and amortized over the life of the related debt. For the three months ended March 31, 2009 and 2008, respectively, we amortized less than $0.1 million from Accumulated other comprehensive loss to Interest expense related to a settled interest rate swap designated as a cash flow hedge.

(3)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FSP FAS 157-4

In April 2009, the FASB approved FSP FAS 157-4 effective for interim and annual periods ending after June 15, 2009. This FSP amends FAS 157 to address inactive markets. This FSP includes a two step model with the first step determining whether factors exist that indicate a market for an asset is not active. If step one results in the conclusion that there is not an active market, step two evaluates whether the quoted price is not associated with a distressed transaction. Additional disclosures will be required. We do not anticipate that the adoption of FSP FAS 157-4 will have an impact on our operating results, financial position or cash flows.

FSP FAS 107-1

In April 2009, the FASB approved FSP FAS 107-1 effective for interim and annual periods ending after June 15, 2009. This FSP will require more frequent disclosures of fair value for public companies. We are currently assessing the impact that the adoption will have on our disclosures.

(4)	OTHER COMPREHENSIVE INCOME

The following table presents the components of Other comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income	$6,964	$5,576
Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges (net of
tax of $(6) and $(38), respectively)	11	71
Reclassification adjustments included
in net income (net of tax of $93)	—	(171)
Total comprehensive income	$6,975	$5,476

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	Derivatives	Employee
	Designated as	Benefit
	Cash Flow Hedges	Plans	Total

As of March 31, 2009	$(921)	$(417)	$(1,338)

As of December 31, 2008	$(932)	$(417)	$(1,349)

(5)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable balances related to transactions with other BHC subsidiaries. The balances were $2.9 million and $12.6 million as of March 31, 2009 and December 31, 2008, respectively. We also have accounts payable balances related to transactions with other BHC subsidiaries. The balances were $4.7 million and $10.4 million as of March 31, 2009 and December 31, 2008, respectively.

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement with BHC, Cheyenne Light and Black Hills Energy. Under the agreement, we may borrow from the Parent. The Agreement restricts us from loaning funds to the Parent or to any of the Parent’s non-utility subsidiaries; the Agreement does not restrict us from making dividends to the Parent. Borrowings under the agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one month LIBOR rate plus 100 basis points.

Through the Utility Money Pool, we had net note payable balances of $85.7 million and $70.2 million as of March 31, 2009 and December 31, 2008, respectively. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (which equates to 1.2% at March 31, 2009). Net interest expense of $0.4 million was recorded for the three months ended March 31, 2009 and net interest income of less than $0.1 million for the three months ended March 31, 2008.

Other Balances and Transactions

We also received revenues of approximately $0.2 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively, from Black Hills Wyoming for the transmission of electricity.

We recorded revenues of $0.2 million for the three months ended March 31, 2008, relating to payments received pursuant to a natural gas swap entered into with Enserco, with a third party transacted by Enserco on our behalf.

We received revenues of approximately $0.3 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively, from Cheyenne Light for the sale of electricity and dispatch services.

We purchase coal from WRDC. The amount purchased during the three months ended March 31, 2009 and 2008 was $3.9 million and $3.1 million, respectively.

We purchase excess power generated by Cheyenne Light. The amount purchased during the three months ended March 31, 2009 was $2.0 million, including $0.8 million for wind-generated power, and $1.3 million for the three months ended March 31, 2008. On August 28, 2008, we entered into a contract with Cheyenne Light under which Cheyenne Light sells up to 20 MW of wind-generated, renewable energy to us until 2028.

In order to fuel our combustion turbine, we purchase natural gas from Enserco. The amount purchased during the three months ended March 31, 2009 and 2008 was $0.1 million and less than $0.1 million, respectively. These amounts are included in Fuel and purchased power on the accompanying Condensed Statements of Income.

In addition, we also pay the Parent for allocated corporate support service cost incurred on our behalf. Corporate costs allocated from the Parent were $3.6 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively.

We have funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $1.9 million as of March 31, 2009 and December 31, 2008, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets. Interest on the funds accrues quarterly at an average quarterly prime rate (4.52% at March 31, 2009).

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (Plan) covering the employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Service cost	$292	$279
Interest cost	785	758
Expected return on plan assets	(657)	(1,094)
Prior service cost	28	28
Net loss	430	—

Net periodic benefit cost	$878	$(29)

A contribution totaling less than $0.1 million was made to the Plan in the first quarter of 2009. There are no further contributions expected to be made to the Plan in 2009.

Supplemental Nonqualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (Supplemental Plans). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Interest cost	$25	$30
Net loss	11	11

Net periodic benefit cost	$36	$41

We anticipate that we will make contributions to the Supplemental Plans for the 2009 fiscal year of approximately $0.1 million. Contributions are expected to be in the form of benefit payments.

Non-pension Defined Benefit Postretirement Plans

Employees who are participants in the Postretirement Healthcare Plans (Healthcare Plans) and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Service cost	$54	$52
Interest cost	111	104
Net transition obligation	13	13

Net periodic benefit cost	$178	$169

We anticipate that we will make contributions to the Healthcare Plan for the 2009 fiscal year of approximately $0.2 million. Contributions are expected to be made in the form of benefit payments.

It has been determined that the post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy. The decrease in net periodic postretirement benefit cost due to the subsidy was $0.1 million.

(7)	LEGAL PROCEEDINGS

We are subject to various legal proceedings, claims and litigation as described in Note 11 of the Notes to Financial Statements in our 2008 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first three months of 2009.

(8)	SUBSEQUENT EVENTS

On April 9, 2009, we sold a 25% ownership interest in our Wygen III generation facility to MDU. At closing, MDU made a payment to us for its 25% share of the costs to date on the ongoing construction of the facility. MDU will continue to reimburse us for its 25% of the total costs paid to complete the project. In conjunction with the sales transaction, we also modified a 2004 power purchase agreement under which we supplied MDU with 74 MW of capacity and energy through 2016.

Extension of Long-Term Power Sales Agreement with MEAN

In March 2009, our 10-year power sales contract with MEAN that originally expired in 2013 was re-negotiated and extended until 2023. Under the new contract, MEAN will purchase 20 MW of unit-contingent capacity from the Neil Simpson II and the Wygen III plants with capacity purchase decreasing to 15 MW in 2018, 12 MW in 2020 and 10 MW in 2022. The unit-contingent capacity from Wygen III and Neil Simpson II plants are as follows:

20 MW – 10 MW contingent on Wygen III and 10 MW contingent on Neil Simpson II
15 MW – 10 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II
12 MW – 6 MW contingent on Wygen III and 6 MW contingent on Neil Simpson II
10 MW – 5 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Revenue	$54,458	$57,632
Fuel and purchased power	22,762	27,499
Gross margin	31,696	30,133

Operating expenses	20,991	19,542
Operating income	$10,705	$10,591

Net income	$6,964	$5,576

The following tables provide certain operating statistics:

	Electric Revenue
	(in thousands)

	Three Months Ended March 31,
		Percentage
Customer Base	2009	Change	2008

Commercial	$14,643	9%	$13,484
Residential	14,281	10	12,966
Industrial	4,750	(10)	5,296
Municipal sales	636	2	625
Total retail sales	34,310	6	32,371
Contract wholesale	6,553	(5)	6,931
Wholesale off system	9,220	(39)	15,097
Total electric sales	50,083	(8)	54,399
Other revenue	4,375	34	3,233
Total revenue	$54,458	(6)%	$57,632

	Megawatt Hours Sold

	Three Months Ended March 31,
		Percentage
Customer Base	2009	Change	2008

Commercial	175,256	1%	173,459
Residential	163,476	—	163,034
Industrial	85,984	(16)	102,669
Municipal sales	8,095	(1)	8,208
Total retail sales	432,811	(3)	447,370
Contract wholesale	168,679	(2)	171,620
Wholesale off system	243,786	7	227,741
Total electric sales	845,276	—%	846,731

	Electric Utility Power Plant Availability

	Three Months Ended March 31,
	2009	2008

Coal-fired plants	96.5%	94.9%
Other plants	99.5%	94.9%
Total availability	97.8%	94.9%

	Megawatt Hours Generated and Purchased

	Three Months Ended March 31,
		Percentage
Resources	2009	Change	2008

Coal	437,551	1%	432,882
Gas	1,075	(97)	37,000
	438,626	(7)	469,882

MWhs purchased	432,839	13	384,581
Total resources	871,465	2%	854,463

	Heating Degree Days

	Three Months Ended
	March 31,
	2009	2008
Heating degree days:
Actual
Heating degree days	3,254	3,361

Variance from normal
Heating degree days	(1)%	2%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008. Net income increased $1.4 million from the prior period primarily due to the following:

• Retail and wholesale sales margins increased $1.4 million primarily due to transmission rate increases effective January 1, 2009; and

• Increased AFUDC of $1.6 million primarily attributable to the ongoing construction of Wygen III.

Partially offsetting the increases were the following:

• Margins from wholesale off-system sales decreased $1.0 million due to decreases in energy prices; and

• Increased benefit plan costs of $1.0 million.

Wygen III Power Plant Project

In March 2008, we received final regulatory approval for construction of Wygen III. Construction began immediately and the 110 MW coal-fired base load electric generating facility is expected to be completed in June 2010. The expected cost of construction is approximately $255 million, which includes estimates for AFUDC. A 2004 agreement with MDU included an option to purchase an ownership interest in Wygen III. In April 2009, MDU exercised this option, and we sold a 25% ownership interest in Wygen III to MDU. We will retain ownership of 75% of the facility’s capacity with MDU owning the remaining 25%. We will retain responsibility for operations of the facility with a life-of-plant site lease, and agreements with MDU for operations and coal supply.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including the risk factors described in Item 1A of our 2008 Annual Report on Form 10-K and in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2009. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2008 Annual Report on Form 10-K and Note 7 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 7 is incorporated by reference into this item.

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors from those reported in Item 1A. of Part I of our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

BLACK HILLS POWER, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

/S/ DAVID R. EMERY
David R. Emery, Chairman
and Chief Executive Officer

/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer

Dated: May 14, 2009

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.