Form 10-Q
period 2009-06-30
BLACK HILLS POWER INC
filed 2009-08-14
CIK 12400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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

As of July 31, 2009, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

	GLOSSARY OF TERMS	3

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three and Six Months Ended June 30, 2009 and 2008	4

	Condensed Balance Sheets –
	June 30, 2009 and December 31, 2008	5

	Condensed Statements of Cash Flows –
	Six Months Ended June 30, 2009 and 2008	6

	Notes to Condensed Financial Statements	7-15

Item 2.	Results of Operations	15-20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22-23

Item 6.	Exhibits	24

	Signatures	25

	Exhibit Index	26

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility
Holdings, Inc., a direct subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
CO2	Carbon dioxide
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
EPA	U.S. Environmental Protection Agency
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
FSP FAS 107-1	FSP FAS 107-1, “Interim Disclosure About Fair Value of Financial
Instruments”
FSP FAS 132(R)-1	FSP FAS 132(R)-1, “Employer’s Disclosures about Pensions and Other
Postretirement Benefits” (Revised)
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
LIBOR	London Interbank Offered Rate
MDU	MDU Resources Group, Inc.
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 157	SFAS 157, “Fair Value Measurements”
SFAS 161	SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities –
an amendment of FASB Statement No. 133”
SFAS 165	SFAS 165, “Subsequent Events”
SFAS 167	SFAS 167, “Amendment to FASB Interpretation No. 46(R)”
SFAS 168	SFAS 168, “FASB Accounting Standards Codification and the
Hierarchy of Generally Accepted Accounting Principles – a
replacement of FASB Standard No. 162”
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent
Company

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Operating revenue	$46,836	$57,978	$101,294	$115,610

Operating expenses:
Fuel and purchased power	19,753	28,226	42,515	55,725
Operations and maintenance	8,486	8,914	16,124	16,011
Administrative and general	6,972	4,610	13,243	10,073
Depreciation and amortization	5,006	5,278	10,052	10,530
Taxes, other than income taxes	1,613	1,680	3,649	3,409
	41,830	48,708	85,583	95,748

Operating income	5,006	9,270	15,711	19,862

Other income (expense):
Interest expense	(2,838)	(2,513)	(5,410)	(5,206)
Interest income	65	25	164	119
Allowance for funds used
during construction – equity	1,276	606	2,677	890
Other income, net	508	53	797	168
	(989)	(1,829)	(1,772)	(4,029)

Income before income taxes	4,017	7,441	13,939	15,833
Income taxes	(912)	(2,190)	(3,870)	(5,006)

Net income	$3,105	$5,251	$10,069	$10,827

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$626	$4
Receivables (net of allowance for doubtful accounts
of $365 and $370, respectively) –
Customers	15,251	23,881
Affiliates	2,707	12,619
Other	6,384	2,111
Materials, supplies and fuel	19,149	19,309
Other current assets	7,399	5,730
	51,516	63,654

Investments	4,138	3,999

Property, plant and equipment	897,660	843,691
Less accumulated depreciation	(289,885)	(281,220)
	607,775	562,471

Other assets:
Regulatory assets	33,732	33,818
Other	1,601	2,842
	35,333	36,660
	$698,762	$666,784
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$32,021	$2,016
Accounts payable	38,175	26,567
Accounts payable – affiliates	9,155	10,411
Notes payable – affiliates	75,826	70,184
Accrued liabilities	16,767	15,151
Deferred income taxes	1,331	732
	173,275	125,061

Long-term debt, net of current maturities	117,204	149,193

Deferred credits and other liabilities:
Deferred income taxes	88,758	85,504
Regulatory liabilities	14,340	13,573
Benefit plan liabilities	31,962	29,904
Other	8,210	8,626
	143,270	137,607
Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	203,350	193,281
Accumulated other comprehensive loss	(1,328)	(1,349)
	265,013	254,923
	$698,762	$666,784

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)
Operating activities:
Net income	$10,069	$10,827
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	10,052	10,530
Provision for valuation allowances	(5)	48
Deferred income tax	3,634	3,041
Allowance for funds used during construction –
equity	(2,677)	(890)
Change in operating assets and liabilities –
Accounts receivable and other current assets	10,255	8,617
Accounts payable and other current liabilities	11,011	1,859
Other operating activities	3,529	1,299
	45,868	35,331
Investing activities:
Property, plant and equipment additions	(76,911)	(58,841)
Proceeds from sale of ownership interest in plant	32,321	—
Change in money pool notes receivable from
affiliate, net	—	10,304
Other investing activities	(4,314)	(166)
	(48,904)	(48,703)

Financing activities:
Long-term debt – repayments	(1,984)	(1,982)
Change in money pool note payable to
affiliate, net	5,642	13,325
	3,658	11,343

Increase (decrease) in cash and
cash equivalents	622	(2,029)

Cash and cash equivalents:
Beginning of period	4	2,033
End of period	$626	$4

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired
with accrued liabilities	$27,782	$11,449

Cash paid during the period for:
Interest (net of amounts capitalized)	$4,970	$5,820
Income taxes paid	$621	$4,333

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements

(unaudited)

(Reference is made to Notes to Financial Statements

included in our 2008 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The condensed financial statements included herein have been prepared by Black Hills Power, Inc., (the “Company,” “we,” “us,” “our”) without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2008 Annual Report on Form 10-K filed with the SEC. These financial statements include consideration of events through August 14, 2009.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2009, December 31, 2008 and June 30, 2008 financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 and our financial condition as of June 30, 2009 and December 31, 2008 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

(2)	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

SFAS 157

During September 2006, the FASB issued SFAS 157. This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 does not expand the application of fair value accounting to any new circumstances, but applies the framework to other accounting pronouncements that require or permit fair value measurement. We adopted the provisions of SFAS 157 on January 1, 2008 for all assets and liabilities measured at fair value. The adoption of SFAS 157 and related FSPs did not have a material impact on our financial position, results of operations or cash flows.

SFAS 161

In March 2008, the FASB issued SFAS 161 which requires enhanced disclosures about derivative and hedging activities and their affect on an entity’s financial position, financial performance and cash flows. SFAS 161 encourages, but does not require, disclosures for earlier periods presented for comparative purposes at initial adoption. We adopted the provisions of SFAS 161 on January 1, 2009.

At June 30, 2009, we do not hold any derivative instruments. We occasionally hold natural gas in storage for use as fuel for generating electricity with our gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, we occasionally utilize various derivative instruments in managing these risks. Additionally, we engage in activities to manage risk associated with changes in interest rates. In prior years, we entered into floating-to-fixed interest rate swap agreements to minimize our exposure to interest rate fluctuations associated with our floating rate debt obligations. These swaps were designated as cash flow hedges in accordance with SFAS 133, and accordingly the resulting gain or loss is carried in Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets and amortized over the life of the related debt. For the six months ended June 30, 2009 and 2008, respectively, we amortized less than $0.1 million from Accumulated other comprehensive loss to Interest expense related to a settled interest rate swap designated as a cash flow hedge.

SFAS 165

In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We adopted and applied the provisions of SFAS 165 for our financial statements issued after June 15, 2009.

FSP FAS 107-1

In April 2009, the FASB approved FSP FAS 107-1 effective for interim and annual periods ending after June 15, 2009. This FSP requires public companies to provide more frequent disclosures about the fair value of their financial instruments. These disclosures are included in Note 7.

(3)	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 167

In June 2009, the FASB issued SFAS 167 which is a revision to FASB Interpretation No. 46(R). This Statement amends the analysis performed by a company in determining whether an entity that is insufficiently capitalized or is not controlled through a voting interest should be consolidated. It will require additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. We are currently assessing the impact that the adoption of this Statement will have on our financial condition, results of operations, and cash flows.

SFAS 168

On July 1, 2009, the FASB Accounting Standards CodificationTM will become the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will update GAAP references for financial statements issued after September 15, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification.

FSP FAS 132(R)-1

During December 2008, the FASB issued FSP FAS 132(R)-1, which provides guidance on an employer’s disclosures about plan assets in a defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of:

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

FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. We do not expect the adoption of FSP FAS 132(R)-1 to have a significant effect on our financial statements.

(4)	OTHER COMPREHENSIVE INCOME

The following table presents the components of Other comprehensive income (in thousands):

	Three Months Ended
	June 30,
	2009	2008

Net income	$3,105	$5,251
Other comprehensive income (loss), net of tax:
Reclassification adjustments included in
net income (net of tax of $(6) and $(6),
respectively)	11	10
Total comprehensive income	$3,116	$5,261

	Six Months Ended
	June 30,
	2009	2008

Net income	$10,069	$10,827
Other comprehensive income (loss), net of tax:
Reclassification adjustments included
in net income (net of tax of $(11) and $48,
respectively)	21	(90)
Total comprehensive income	$10,090	$10,737

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	Derivatives	Employee
	Designated as	Benefit
	Cash Flow Hedges	Plans	Total

As of June 30, 2009	$(911)	$(417)	$(1,328)

As of December 31, 2008	$(932)	$(417)	$(1,349)

(5)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable balances related to transactions with other BHC subsidiaries. The balances were $2.7 million and $12.6 million as of June 30, 2009 and December 31, 2008, respectively. We also have accounts payable balances related to transactions with other BHC subsidiaries. The balances were $9.2 million and $10.4 million as of June 30, 2009 and December 31, 2008, respectively.

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

Through the Utility Money Pool, we had net note payable balances and interest payable of $76.3 million and $70.2 million as of June 30, 2009 and December 31, 2008, respectively. Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (which equates to 1.01% at June 30, 2009). Net interest expense of $0.7 million and $1.1 million was recorded for the three months and six months ended June 30, 2009, respectively. Net interest expense was less than $0.1 million for the three and six months ended June 30, 2008.

Other Balances and Transactions

We also received revenues of approximately $0.2 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively; and $0.4 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively, from Black Hills Wyoming for the transmission of electricity.

We recorded revenues of $0.2 million for the six months ended June 30, 2008 relating to payments received pursuant to a natural gas swap entered into with Enserco, with a third party transacted by Enserco on our behalf.

We received revenues of approximately $0.4 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively; and $0.7 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively, from Cheyenne Light for the sale of electricity and dispatch services.

We purchase coal from WRDC. The amount purchased during the three months ended June 30, 2009 and 2008 was $3.2 million and $2.8 million, respectively; and $7.1 million and $5.9 million for the six months ended June 30, 2009 and 2008.

We purchase excess power generated by Cheyenne Light. The amount purchased during the three months and six months ended June 30, 2009 was $2.0 million and $3.9 million, respectively and includes $0.5 million and $1.3 million for wind-generated power for the three and six months ended June 30, 2009, respectively. The amount purchased for the three and six month periods ended June 30, 2008 was $1.6 million and $3.1 million, respectively. On August 28, 2008, we entered into a contract with Cheyenne Light under which Cheyenne Light sells up to 20 MW of wind-generated, renewable energy to us until 2028.

In order to fuel our combustion turbine, we purchase natural gas from Enserco. The amount purchased during the three months ended June 30, 2009 and 2008 was $0.5 million and $3.5 million, respectively; and $0.6 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively. These amounts are included in Fuel and purchased power on the accompanying Condensed Statements of Income.

In addition, we also pay the Parent for allocated corporate support service cost incurred on our behalf. Corporate costs allocated from the Parent were $3.8 million and $3.0 million for the three months ended June 30, 2009 and 2008, respectively; and $7.4 million and $6.1 million for the six months ended June 30, 2009 and 2008, respectively.

We have funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $1.9 million as of June 30, 2009 and December 31, 2008, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets. Interest on the funds accrues quarterly at an average quarterly prime rate (3.37% at June 30, 2009).

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the “Plan”) covering the employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$292	$279	$584	$558
Interest cost	785	758	1,570	1,516
Expected return on plan assets	(657)	(1,094)	(1,314)	(2,188)
Prior service cost	28	28	56	56
Net loss	430	—	860	—

Net periodic benefit cost	$878	$(29)	$1,756	$(58)

A contribution totaling less than $0.1 million was made to the Plan in the first quarter of 2009. There are no further contributions expected to be made to the Plan in 2009.

Supplemental Nonqualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the “Supplemental Plans”). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest cost	$25	$30	$50	$60
Net loss	11	11	22	22

Net periodic benefit cost	$36	$41	$72	$82

We anticipate that we will make contributions to the Supplemental Plans for the 2009 fiscal year of approximately $0.1 million. Contributions are expected to be in the form of benefit payments.

Non-pension Defined Benefit Postretirement Plans

Employees who are participants in the Postretirement Healthcare Plans (“Healthcare Plans”) and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$54	$52	$108	$104
Interest cost	111	104	222	208
Net transition obligation	13	13	26	26

Net periodic benefit cost	$178	$169	$356	$338

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

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at June 30 are as follows (in thousands):

	2009
	Carrying Amount	Fair Value

Cash and cash equivalents	$626	$626
Long-term debt	$149,225	$157,081

The following methods and assumptions were used to estimate the fair value of each class of our financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short maturity of these instruments.

Long-Term Debt

The fair value of our long-term debt is estimated based on quoted market rates for debt instruments having similar maturities and similar debt ratings.

(8)	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, claims and litigation as described in Note 11 of the Notes to Financial Statements in our 2008 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first six months of 2009.

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our financial statements are adequate in light of the probable and estimable contingencies.  However, there can be no assurance that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2009, cannot be reasonably determined and could have a material adverse effect on our results of operations, financial position or cash flows.

Extension of Long-Term Power Sales Agreement with MEAN

In March 2009, our 10-year power sales contract between MEAN that originally expired in 2013 was re-negotiated and extended until 2023. Under the new contract, MEAN will purchase 20 MW of unit-contingent capacity from the Neil Simpson II and the Wygen III plants with capacity purchase decreasing to 15 MW in 2018, 12 MW in 2020 and 10 MW in 2022. The unit-contingent capacity amounts from Wygen III and Neil Simpson II plants are as follows:

2009-2017	20 MW – 10 MW contingent on Wygen III and 10 MW contingent on Neil Simpson II
2018-2019	15 MW – 10 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II
2020-2021	12 MW – 6 MW contingent on Wygen III and 6 MW contingent on Neil Simpson II
2022-2023	10 MW – 5 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II

Sale to MDU

On April 9, 2009, we sold to MDU a 25% ownership interest in our Wygen III generation facility currently under construction. At closing, MDU made a payment to us for its 25% share of the costs to date on the ongoing construction of the facility. Proceeds of $32.8 million were received. MDU will continue to reimburse us for its 25% of the total costs paid to complete the project. In conjunction with the sales transaction, we also modified a 2004 power purchase agreement with MDU under which we supplied MDU with 74 MW of capacity and energy through 2016.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Revenue	$46,836	$57,978	$101,294	$115,610
Fuel and purchased power	19,753	28,226	42,515	55,725
Gross margin	27,083	29,752	58,779	59,885

Operating expenses	22,077	20,482	43,068	40,023
Operating income	$5,006	$9,270	$15,711	$19,862

Net income	$3,105	$5,251	$10,069	$10,827

The following tables provide certain operating statistics:

	Electric Revenue
	(in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Customer Base	2009	Change	2008	2009	Change	2008

Commercial	$14,551	11%	$13,063	$29,194	10%	$26,535
Residential	10,391	4	10,002	24,672	7	22,980
Industrial	5,030	(9)	5,542	9,780	(10)	10,838
Municipal sales	660	3	639	1,296	3	1,264
Total retail sales	30,632	5	29,246	64,942	5	61,617
Contract wholesale	5,631	(10)	6,270	12,184	(8)	13,202
Wholesale off system	5,765	(70)	19,238	14,985	(56)	34,335
Total electric sales	42,028	(23)	54,754	92,111	(16)	109,154
Other revenue	4,808	49	3,224	9,183	42	6,456
Total revenue	$46,836	(19)%	$57,978	$101,294	(12)%	$115,610

	Megawatt Hours Sold

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Customer Base	2009	Change	2008	2009	Change	2008

Commercial	169,955	5%	162,313	345,211	3%	335,772
Residential	119,123	4	114,106	282,599	2	277,140
Industrial	93,984	(14)	109,028	179,968	(15)	211,697
Municipal sales	7,567	(1)	7,637	15,662	(1)	15,845
Total retail sales	390,629	(1)	393,084	823,440	(2)	840,454
Contract wholesale	143,248	(9)	156,965	311,927	(5)	328,585
Wholesale off system	230,617	(19)	283,770	474,403	(7)	511,511
Total electric sales	764,494	(8)	833,819	1,609,770	(4)	1,680,550
Losses and company
use	41,104	78	23,044	67,293	119	30,776
Total energy	805,598	(6)%	856,863	1,677,063	(2)%	1,711,326

	Electric Utility Power Plant Availability

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Coal-fired plants	77.4%*	75.7%**	87.0%*	84.0%**
Other plants	92.2%	85.6%	95.8%	91.0%
Total availability	83.9%	80.6%	90.8%	87.5%

___________________________

*

Reflects major outages at Neil Simpson I and Neil Simpson II coal-fired plants. The Neil Simpson I outage was scheduled for 31 days and was subsequently extended to 39 days. The Neil Simpson II outage was scheduled for 18 days and was subsequently extended to 27 days. The outages were extended on both units for major rotor damage discovered during the overhauls.

**

Reflects major maintenance outages at our Ben French, Neil Simpson I and Osage coal-fired plants. The Ben French outage was scheduled for 25 days and was subsequently extended to accelerate major maintenance originally scheduled for 2009. The actual outage was 88 days and resulted in the plant’s output being restored to its full rated capacity. The Osage outage was originally scheduled for approximately 10 days and lasted 52 days as a result of additional unplanned required maintenance. All the plants were online by the end of the second quarter of 2008.

	Megawatt Hours Generated and Purchased

	Three Months Ended June 30,			Six Months Ended June 30,
		Percentage			Percentage
Resources	2009	Change	2008	2009	Change	2008

Coal	348,657	(9)%	384,748	786,208	(4)%	817,630
Gas	5,750	19	4,831	6,825	(84)	41,831
	354,407	(9)	389,579	793,033	(8)	859,461

MWhs purchased	451,191	(3)	467,284	884,030	4	851,865
Total resources	805,598	(6)%	856,863	1,677,063	(2)%	1,711,326

	Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Heating and cooling degree days:
Actual
Heating degree days	1,273	1,230	4,527	4,591
Cooling degree days	51	29	51	29

Variance from normal
Heating degree days	28%	23%	5%	7%
Cooling degree days	(50)%	(71)%	(50)%	(71)%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008. Net income decreased $2.1 million from the prior period primarily due to the following:

• A $2.8 million decrease in margins from off-system sales reflecting the lower margins available in the industry’s current low energy price environment;

•     A $1.8 million decrease in retail margins primarily due to outages at Neil Simpson I, Neil Simpson II and Wyodak, partially offset by a full quarter of operations at Ben French which had outages in the second quarter of 2008; and

• A $1.5 million increase in employee benefit costs.

Partially offsetting the decreases were the following:

• Increased gross margins of $1.9 million due to an increase in transmission rates effective January 1, 2009; and

• Increased AFUDC of $0.9 million primarily due to construction of Wygen III in 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008. Net income decreased $0.8 million from the prior period primarily due to the following:

• A $3.8 million decrease in margins from off-system sales reflecting the lower margins available to the industry’s current low energy price environment; and

• A $2.3 million increase in employee benefit costs.

Partially offsetting the decreases were the following:

• Increased gross margins of $3.0 million due to an increase in transmission rates effective January 1, 2009; and

• Increased AFUDC of $2.5 million primarily due to construction of Wygen III in 2009.

Wygen III Power Plant Project and Sale to MDU

In March 2008, we received final regulatory approval for construction of Wygen III. Construction began immediately and the 110 MW coal-fired base load electric generating facility is expected to be completed by June, 2010. The expected cost of construction is approximately $255 million, which includes estimates for AFUDC. Our 2004 Purchase Power Agreement with MDU included an option for MDU to purchase an ownership interest in Wygen III. MDU exercised this option, and under an agreement entered into in April 2009, we will retain an undivided ownership of 75% of the facility with MDU owning the remaining 25%. At closing, MDU reimbursed us for its 25%, or $32.8 million, of the total costs incurred to date on the ongoing construction of the facility. We will retain responsibility for operations of the facility with a life-of-plant site lease and agreements with MDU for operations and coal supply. In conjunction with the sales transaction, we also modified our 2004 power purchase agreement with MDU under which we supplied MDU with 74 MW of capacity and energy through 2016.

Extension of Long-Term Power Sales Agreement with MEAN

In March 2009, our 10-year power sales contract between MEAN that originally expired in 2013 was re-negotiated and extended until 2023. Under the new contract, MEAN will purchase 20 MW of unit-contingent capacity from the Neil Simpson II and the Wygen III plants with capacity purchase decreasing to 15 MW in 2018, 12 MW in 2020 and 10 MW in 2022. The unit-contingent capacity amounts from Wygen III and Neil Simpson II plants are as follows:

2009-2017	20 MW – 10 MW contingent on Wygen III and 10 MW contingent on Neil Simpson II
2018-2019	15 MW – 10 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II
2020-2021	12 MW – 6 MW contingent on Wygen III and 6 MW contingent on Neil Simpson II
2022-2023	10 MW – 5 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II

Purchase Power Agreement with MEAN

In July 2009, we entered into a five-year PPA with MEAN. The contract commences the month following the commercial operations of Wygen III. Under this contract, MEAN will purchase 5 MW of unit-contingent capacity from Neil Simpson II and 5 MW of unit-contingent capacity from Wygen III.

Financing Transactions and Short-Term Liquidity

Future Financing Plans

We anticipate issuing a long-term first mortgage bond of approximately $180 million. The offering is expected to be completed in the Fall of 2009; proceeds of the transaction will be used to fund capital expenditures, including construction costs related to the Wygen III facility, and to fund the approximate $30 million maturity of our Series AC, 8.06% first mortgage bonds due in February 2010.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of June 30, 2009, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating	Outlook
Moody’s	Baa1	Stable
S&P	BBB	Stable
Fitch	A-	Stable

In August 2009, Moody’s upgraded the senior secured debt rating to A3.

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. Forward-looking statements involve risks and uncertainties, and certain important factors can cause actual results to differ materially from those anticipated. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potentials,” or “continue” or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurances that such indicated results will be realized. The forward-looking statements include the factors discussed above, the risk factors described in Item 1A of our 2008 Annual Report on Form 10-K, in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:

•

Our ability to obtain adequate cost recovery for our retail utility operations through regulatory proceedings; to receive favorable rulings in the periodic applications to recover costs for fuel and purchased power; and our ability to add power generation assets into regulatory rate base;

•

Our ability to access the bank loan and debt capital markets depends on market conditions beyond our control. If the credit markets remain tight and do not improve, we may not be able to permanently refinance some short-term debt and fund our power generation projects on reasonable terms, if at all;

•

Our ability to raise capital in the debt capital markets depends upon our financial condition and credit ratings, among other things. If our financial condition deteriorates unexpectedly, or our credit ratings are lowered, we may not be able to refinance some short-term debt and fund our power generation projects on reasonable terms, if at all;

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

•

Federal and state laws concerning climate change and air emissions, including emission reduction mandates and renewable energy portfolio standards, may materially increase our generation and production costs and could render some of our generating units uneconomical to operate and maintain;

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2009. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II – Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2008 Annual Report on Form 10-K and Note 8 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.

Item 1A.	Risk Factors

Except to the extent updated or described below, our Risk Factors are documented in Item IA. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2008.

Federal and state laws concerning climate change and air emissions, including emission reduction mandates and renewable energy portfolio standards, may materially increase our generation and production costs and could render some of our generating units uneconomical to operate and maintain.

We own and operate regulated fossil-fuel generating plants in South Dakota and Wyoming. We are constructing another fossil-fuel generating plant in Wyoming. Air emissions of fossil-fuel generating plants are subject to federal, state and tribal regulation. Recent developments under federal and state laws and regulation governing air emissions from fossil-fuel generating plants will likely result in more stringent emission limitations.

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U.S. Environmental Protection Agency, holding that CO2 and other GHG emissions are pollutants subject to regulation under the motor vehicle provisions of the Clean Air Act. The case was remanded to the EPA for further rulemaking to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or alternatively, to explain why GHG emissions should not be regulated. On April 17, 2008, the EPA issued its proposed endangerment finding under Section 202 of the Clean Air Act. Although this proposal does not specifically address stationary sources, such as power generation plants, the general endangerment finding relative to GHG’s could support such a proposal by the EPA for stationary sources. On March 10, 2009, the EPA released proposed rules regarding a mandatory GHG reporting regimen, the purpose of which would be to collect data to inform future policy and regulatory decisions. Finally, federal legislation is currently under consideration in the U.S. Congress, including H.R. 2454, “the American Clean Energy and Security Act of 2009”, which was approved by the U.S. House of Representatives on June 26, 2009. This legislation would affect electric generation and electric and natural gas distribution companies. H.R. 2454 would establish mandatory GHG reduction targets, utilizing a Federal emissions cap-and-trade program. H.R.2454 also proposes a national renewable electricity standard, which would implement a phased process ultimately mandating that 20% of electricity sold by retail suppliers be met by energy efficiency improvements and renewable energy resources by 2020. The Senate is expected to consider its own version of the legislation later in 2009 or in 2010.

Due to the uncertainty as to the final outcome of federal climate change legislation, or regulatory changes under the Clean Air Act, we cannot definitively estimate the effect of GHG regulation on our results of operations, cash flows or financial position. The impact of GHG legislation or regulation upon our company will depend upon many factors, including but not limited to the timing of implementation, the GHG sources that are regulated, the overall GHG emissions cap level, and the availability of technologies to control or reduce GHG emissions. If a “cap and trade” structure is implemented, the impact will also be affected by the degree to which offsets are allowed, the allocation of emission allowances to specific sources, and the affect of carbon regulation on natural gas and coal prices.

More stringent GHG emissions limitations or other energy efficiency requirements, however, could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, and the closure of certain generating facilities. To the extent our regulated fossil-fuel generating plants are included in rate base, we will attempt to recover costs associated with complying with emission standards or other requirements. We will also attempt to recover the emission compliance costs of our non-regulated fossil-fuel generating plants from utility and other purchasers of the power generated by our non-regulated power plants. Any unrecovered costs could have a material impact on our results of operations and financial condition. In addition, future changes in environmental regulations governing air emissions could render some of our power generating units more expensive or uneconomical to operate and maintain.

We own electric utilities that serve customers in Montana, South Dakota and Wyoming. Montana has adopted mandatory renewable portfolio standards that require electric utilities to supply a minimum percentage of the power delivered to customers from renewable resources (e.g., wind, solar, biomass) by a certain date in the future. These renewable energy portfolio standards have increased the power supply costs of our electric operations. If this state increases its renewable energy portfolio standards, or if similar standards are imposed by the other states in which we operate electric utilities, our power supply costs will further increase. Although we will seek to recover these higher costs in rates, any unrecovered costs could have a material negative impact on our results of operations and financial condition.

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
and Chief Financial Officer

Dated: August 14, 2009

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