Form 10-Q
period 2009-09-30
BLACK HILLS POWER INC
filed 2009-11-12
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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

As of October 30, 2009, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

	GLOSSARY OF TERMS AND ABBREVIATIONS	3

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income –
	Three and Nine Months Ended September 30, 2009 and 2008	4

	Condensed Balance Sheets –
	September 30, 2009 and December 31, 2008	5

	Condensed Statements of Cash Flows –
	Nine Months Ended September 30, 2009 and 2008	6

	Notes to Condensed Financial Statements	7-16

Item 2.	Results of Operations	17-23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25-27

Item 6.	Exhibits	28

	Signatures	29

	Exhibit Index	30

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC 105	ASC 105, “FASB Accounting Standards Codification and the Hierarchy of
Generally Accepted Accounting Principles – a replacement of FASB
Standard No. 162”
ASC 715	ASC 715, “Compensation – Retirement Benefits”
ASC 810-10-15	ASC 810-10-15, “Consolidation of Variable Interest Entities”
ASC 815	ASC 815, “Derivative and Hedging”
ASC 820	ASC 820 “Fair Value Measurements and Disclosures”
ASC 825	ASC 825, “Financial Instruments”
ASC 855	ASC 855, “Subsequent Events”
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the
Parent Company
CO2	Carbon dioxide
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
EPA	U.S. Environmental Protection Agency
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
FSP FAS 107-1	FSP FAS 107-1, “Interim Disclosure About Fair Value of Financial Instruments”
FSP FAS 132(R)-1	FSP FAS 132(R)-1, “Employer’s Disclosures about Pensions and Other
Postretirement Benefits” (Revised)
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse gas
LIBOR	London Interbank Offered Rate
MEAN	Municipal Energy Agency of Nebraska
MDU	MDU Resources Group, Inc.
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt-hours
PPA	Purchase Power Agreement
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SFAS 157	SFAS 157, “Fair Value Measurements”
SFAS 161	SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”
SFAS 165	SFAS 165, “Subsequent Events”
SFAS 167	SFAS 167, “Amendment to FASB Interpretation No. 46(R)”
SFAS 168	SFAS 168, “FASB Accounting Standards Codification and the Hierarchy of Generally
Accepted Accounting Principles – a replacement of FASB Standard No. 162”
Silver Sage	Silver Sage Wind Power, LLC, a subsidiary of Duke Energy Corporation
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent
Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Operating revenue	$53,086	$59,358	$154,380	$174,968

Operating expenses:
Fuel and purchased power	24,254	30,119	66,769	85,844
Operations and maintenance	7,460	7,604	23,584	23,615
Administrative and general	6,385	4,538	19,628	14,612
Depreciation and amortization	4,708	5,275	14,761	15,805
Taxes, other than income taxes	1,359	1,594	5,007	5,002
	44,166	49,130	129,749	144,878

Operating income	8,920	10,228	24,631	30,090

Other income (expense):
Interest expense	(2,837)	(2,751)	(8,246)	(7,957)
Interest income	48	171	211	290
Allowance for funds used
during construction – equity	2,593	1,183	5,270	2,072
Other income, net	17	17	814	185
	(179)	(1,380)	(1,951)	(5,410)

Income before income taxes	8,741	8,848	22,680	24,680
Income taxes	(1,575)	(2,477)	(5,445)	(7,482)

Net income	$7,166	$6,371	$17,235	$17,198

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,150	$4
Receivables, net –
Customers	19,025	23,881
Affiliates	2,236	12,619
Other	4,071	2,111
Materials, supplies and fuel	18,836	19,309
Other current assets	9,422	5,730
	54,740	63,654

Investments	4,156	3,999

Property, plant and equipment	919,746	843,691
Less accumulated depreciation	(292,610)	(281,220)
	627,136	562,471

Other assets:
Regulatory assets	26,965	33,818
Other	1,546	2,842
	28,511	36,660
	$714,543	$666,784
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$32,023	$2,016
Accounts payable	24,568	26,567
Accounts payable – affiliates	5,895	10,411
Notes payable – affiliates	104,898	70,184
Accrued liabilities	16,618	15,151
Deferred income taxes	1,043	732
	185,045	125,061

Long-term debt, net of current maturities	117,186	149,193

Deferred credits and other liabilities:
Deferred income taxes	90,088	85,504
Regulatory liabilities	14,791	13,573
Benefit plan liabilities	26,057	29,904
Other	9,214	8,626
	140,150	137,607
Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized;
23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	210,516	193,281
Accumulated other comprehensive loss	(1,345)	(1,349)
	272,162	254,923
	$714,543	$666,784

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Operating activities:
Net income	$17,235	$17,198
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	14,761	15,805
Provision for valuation allowances	(111)	172
Deferred income tax	5,304	6,580
Allowance for funds used during construction –
equity	(5,270)	(2,072)
Change in operating assets and liabilities –
Accounts receivable and other current assets	13,494	4,088
Accounts payable and other current liabilities	(9,249)	(1,048)
Regulatory assets and liabilities	6,517	(3,811)
Other operating activities	(2,668)	1,959
	40,013	38,871
Investing activities:
Property, plant and equipment additions	(106,150)	(97,475)
Proceeds from sale of ownership interest in plant	32,783	—
Change in money pool notes receivable from
affiliate, net	—	10,304
Other investing activities	1,786	(183)
	(71,581)	(87,354)
Financing activities:
Long-term debt – repayments	(2,000)	(1,995)
Change in money pool note payable to
affiliate, net	34,714	49,796
	32,714	47,801
Increase (decrease) in cash and
cash equivalents	1,146	(682)

Cash and cash equivalents:
Beginning of period	4	2,033
End of period	$1,150	$1,351

Supplemental disclosure of cash flow information:

Non-cash investing and financing activities:
Property, plant and equipment acquired
with accrued liabilities	$19,344	$15,750

Cash paid during the period for:
Interest (net of amounts capitalized)	$9,098	$9,833
Income taxes paid	$494	$3,396

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2008 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The condensed financial statements included herein have been prepared by Black Hills Power, Inc., (the “Company,” “we,” “us,” “our”) without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2008 Annual Report on Form 10-K filed with the SEC.  These financial statements include consideration of events through November 11, 2009.

Accounting methods historically employed require certain estimates as of interim dates.  The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2009, December 31, 2008 and September 30, 2008 financial information and are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2009 and our financial condition as of September 30, 2009 and December 31, 2008 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

(2)	RECENTLY ADOPTED ACCOUNTING STANDARDS

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Standard No. 162, ASC 105 (SFAS 168)

On July 1, 2009, the FASB Accounting Standards CodificationTM became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Fair Value Measurements and Disclosures, ASC 820 (SFAS 157)

The ASC for Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This does not expand the application of fair value accounting to any new circumstances, but applies the framework to other applicable GAAP that requires or permits fair value measurement.  We apply fair value measurements to certain assets and liabilities, primarily commodity derivatives.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Derivative and Hedging, ASC 815 (SFAS 161)

The ASC for Derivative and Hedging Disclosures requires enhanced disclosures about derivative and hedging activities and their affect on an entity’s financial position, financial performance and cash flows.  ASC 815 encourages, but does not require, disclosures for earlier periods presented for comparative purposes at initial adoption.  Required comparative disclosures for periods subsequent to January 1, 2009 are provided in Note 9.

Subsequent Events, ASC 855 (SFAS 165)

The ASC for Subsequent Events establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  These standards and disclosures were applied to our financial statements issued after June 15, 2009.

Financial Instruments, ASC 825 (FSP FAS 107-1)

The ASC for Financial Instruments requires public companies to provide more frequent disclosures about the fair value of their financial instruments for interim and annual periods ending after June 15, 2009.  These disclosures are included in Note 8.

(3)	RECENTLY ISSUED ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities, ASC 810-10-15 (SFAS 167)

In June 2009, the FASB issued a revision regarding consolidations.  The amendment requires a Company to consider whether an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  It will require additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  This standard is effective for annual periods that begin after November 15, 2009.  We are currently assessing the impact that the adoption of this standard will have on our financial condition, results of operations, and cash flows.

Compensation – Retirement Benefits, ASC 715 (FSP FAS 132(R)-1)

The ASC for Compensation – Retirement Benefits provides guidance on an employer’s disclosures about plan assets in a defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of:

•	How investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

•	The major categories of plan assets;

•	The input and valuation techniques used to measure the fair value of plan assets;

•	The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and

•	Significant concentrations of risk within plan assets.

These disclosures are effective for fiscal years ending after December 15, 2009.

(4)	ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables.  We regularly review our trade receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the receivable balances and current economic conditions that may affect the ability to pay.

Following is a summary of receivables (in thousands):

	September 30,	December 31,
	2009	2008

Accounts receivable – customers	$19,284	$24,251
Allowance for doubtful accounts	(259)	(370)
Net accounts receivable	$19,025	$23,881

(5)	OTHER COMPREHENSIVE INCOME

The following table presents the components of Other comprehensive income (loss) (in thousands):

	Three Months Ended
	September 30,
	2009	2008

Net income	$7,166	$6,371
Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges (net of
tax of $15 and $0, respectively)	(27)	—
Reclassification adjustments included in
net income (net of tax of $(6) and $(6),
respectively)	10	10
Total comprehensive income	$7,149	$6,381

	Nine Months Ended
	September 30,
	2009	2008

Net income	$17,235	$17,198
Other comprehensive income (loss), net of tax:
Fair value adjustment on derivatives
designated as cash flow hedges (net of
tax of $15 and $(18), respectively	(27)	30
Reclassification adjustments included
in net income (net of tax of $(17) and $60,
respectively)	31	(109)
Total comprehensive income	$17,239	$17,119

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	September 30,	December 31,
	2009	2008

Derivatives designated as cash flow hedges	$(928)	$(932)

Employee benefit plans	$(417)	$(417)

Total	$(1,345)	$(1,349)

(6)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable balances related to transactions with other BHC subsidiaries.  The balances were $2.2 million and $12.6 million as of September 30, 2009 and December 31, 2008, respectively.  We also have accounts payable balances related to transactions with other BHC subsidiaries.  The balances were $5.9 million and $10.4 million as of September 30, 2009 and December 31, 2008, respectively.

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

Through the Utility Money Pool, we had net note payable balances and interest payable of $105.1 million and $70.2 million as of September 30, 2009 and December 31, 2008, respectively.  Advances under this note bear interest at 0.70 percent above the daily LIBOR rate (which equates to 0.95% at September 30, 2009).  Net interest expense of less than $0.1 million and $1.1 million was recorded for the three months and nine months ended September 30, 2009, respectively.  Net interest expense was approximately $0.4 million and $0.4 million for the three and nine months ended September 30, 2008, respectively.

Other Balances and Transactions

We also received revenues of approximately $0.2 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively; and $0.7 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively, from Black Hills Wyoming for the transmission of electricity.

We received revenues of approximately $0.6 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively; and $1.3 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively, from Cheyenne Light for the sale of electricity and dispatch services.

We recorded revenues of $0.2 million for the nine months ended September 30, 2008 relating to payments received pursuant to a natural gas swap entered into with Enserco, with a third party transacted by Enserco on our behalf.

We purchase coal from WRDC.  The amount purchased during the three months ended September 30, 2009 and 2008 was $4.2 million and $4.9 million, respectively; and $11.3 million and $10.8 million for the nine months ended September 30, 2009 and 2008, respectively.

We purchase excess power generated by Cheyenne Light.  The amount purchased during the three months and nine months ended September 30, 2009 was $1.9 million and $5.8 million, respectively and includes $0.3 million and $1.5 million for wind-generated power for the three and nine months ended September 30, 2009, respectively.  The amount purchased for the three and nine month periods ended September 30, 2008 was $1.5 million and $4.6 million, respectively.  On August 28, 2008, we entered into a contract with Cheyenne Light under which Cheyenne Light sells up to 20 MW of wind-generated, renewable energy to us until 2028.

In order to fuel our combustion turbine, we purchase natural gas from Enserco.  The amount purchased during the three months ended September 30, 2009 and 2008 was $0.9 million and $3.0 million, respectively; and $1.5 million and $6.6 million for the nine months ended September 30, 2009 and 2008, respectively.  These amounts are included in Fuel and purchased power on the accompanying Condensed Statements of Income.

In addition, we also pay the Parent for allocated corporate support service cost incurred on our behalf.  Corporate costs allocated from the Parent were $3.8 million and $2.8 million for the three months ended September 30, 2009 and 2008, respectively; and $11.3 million and $8.9 million for the nine months ended September 30, 2009 and 2008, respectively.

We have funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $2.0 million as of September 30, 2009 and $1.9 million as of December 31, 2008, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets.  Interest on the funds accrues quarterly at an average quarterly prime rate (3.25% at September 30, 2009).

(7)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the “Plan”) covering the employees who meet certain eligibility requirements.

In July 2009, the Board of Directors approved a resolution, effective January 1, 2010, to freeze our Defined Benefit Pension Plan to new participants and to transfer certain existing participants to an age and service based defined contribution plan.  Plan assets and obligations were revalued July 31, 2009 in conjunction with the curtailment of these plans and we recognized curtailment expense of approximately $0.2 million in the three months ended September 30, 2009.

The following table sets forth the projected benefit obligation as of December 31, 2008 and July 31, 2009.  The July 31, 2009 projected benefit obligation reflects the curtailment of the plan:

Defined Benefit
Pension Plans
July 31, 2009
(in thousands)

Change in benefit obligation:

Projected benefit obligation at
December 31, 2008	$51,965

Service cost	682
Interest cost	1,831
Actuarial gain	(88)
Benefits paid	(1,317)
Benefits curtailed	(1,048)
Change in discount rate	(335)
Net increase (decrease)	(275)
Projected benefit obligation at
July 31, 2009	$51,690

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$287	$279	$871	$837
Interest cost	786	758	2,357	2,274
Expected return on plan assets	(718)	(1,094)	(2,032)	(3,282)
Prior service cost	18	28	74	84
Net loss	377	—	1,236	—
Curtailment expense	189	—	189	—

Net periodic benefit cost (gain)	$939	$(29)	$2,695	$(87)

A contribution totaling less than $0.1 million was made to the Plan in the first quarter of 2009.  There are no further contributions expected to be made to the Plan in 2009.

Supplemental Nonqualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the “Supplemental Plans”).  The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest cost	$25	$30	$75	$90
Net loss	11	11	33	33

Net periodic benefit cost	$36	$41	$108	$123

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

The components of net periodic benefit cost for the Healthcare Plans are as follows (in ousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$54	$52	$162	$156
Interest cost	111	104	333	312
Net transition obligation	13	13	39	39

Net periodic benefit cost	$178	$169	$534	$507

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

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at September 30 are as follows (in thousands):

	2009
	Carrying Amount	Fair Value

Cash and cash equivalents	$1,150	$1,150
Derivative financial instruments – liabilities	$42	$42
Long-term debt, including current maturities	$149,209	$171,273

The following methods and assumptions were used to estimate the fair value of each class of our financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short maturity of these instruments.

Derivative Financial Instruments

These instruments are carried at fair value.  Pricing is based on quoted prices for identical or similar assets and liabilities in active and inactive markets, inputs other than quoted prices that are observable and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.

Long-Term Debt

The fair value of our long-term debt is estimated based on quoted market rates for debt instruments having similar maturities and similar debt ratings.

(9)	RISK MANAGEMENT ACTIVITIES AND DERIVATIVES

We occasionally hold natural gas in storage for use as fuel for generating electricity with our gas-fired combustion turbines.  To minimize associated price risk and seasonal storage level requirements, we occasionally utilize various derivative instruments.  These transactions are marked-to-market, designated as cash flow hedges, and recorded in Accrued liabilities and Accumulated other comprehensive loss on the accompanying Condensed Balance Sheet.  Gains or losses on these transactions will be recorded in gross margins upon settlement.

On September 30, 2009, we had the following swaps and related balances (dollars, in thousands):

Natural Gas Swaps

Notional*	232,500
Maximum terms in months	12
Current derivative asset	$—
Non-current derivative asset	$—
Current derivative liability	$42
Non-current derivative liability	$—
Pre-tax accumulated other comprehensive
income (loss)	$(42)
Unrealized gain/(loss)	$—
___________________________
*	Gas in MMBtus.

Additionally, we engage in activities to manage risk associated with changes in interest rates.  We occasionally enter into floating-to-fixed interest rate swap agreements to minimize our exposure to interest rate fluctuations associated with our floating rate debt obligations.  These swaps were designated as cash flow hedges in accordance with generally accepted accounting for derivatives, and accordingly the resulting gain or loss is carried in Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets and amortized over the life of the related debt.  For the nine months ended September 30, 2009 and 2008, respectively, we amortized less than $0.1 million from Accumulated other comprehensive loss to Interest expense related to a settled interest rate swap designated as a cash flow hedge.

(10)	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, claims and litigation as described in Note 11 of the Notes to our Financial Statements in our 2008 Annual Report on Form 10-K.  There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first nine months of 2009.

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our financial statements are adequate in light of the probable and estimable contingencies.  However, there can be no assurance that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2009, cannot be reasonably determined and could have a material adverse effect on our results of operations, financial position or cash flows.

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

Partial Sale of Wygen III to MDU

On April 9, 2009, we sold to MDU a 25% ownership interest in our Wygen III generation facility currently under construction.  At closing, MDU made a payment to us for its 25% share of the costs to date on the ongoing construction of the facility.   Proceeds of $32.8 million were received.  MDU will continue to reimburse us for its 25% of the total costs paid to complete the project.  We will retain responsibility for operations of the facility with a life-of-plant site lease and agreements with MDU for operations and coal supply.  In conjunction with the sales transaction, we also modified our 2004 PPA with MDU under which we supplied MDU with 74 MW of capacity and energy through 2016.  The PPA with MDU now provides that once online, the first 25 MW of MDU’s required 74 MW will be supplied from its ownership interest in Wygen III.  During periods of reduced production at Wygen III, or during periods when Wygen III is offline, we will provide MDU with its 25 MW from our other generation facilities or system purchases.

(11)	SUBSEQUENT EVENT

Bond Issuance

On October 27, 2009, we completed a $180 million first mortgage bond issuance.  The bonds were priced at 99.931% of par and a reoffer yield of 6.13%.  The bonds mature November 1, 2039 and carry an annual interest rate of 6.125%, which will be paid semi-annually.  We received proceeds of $178.3 million net of underwriting fees which were used to repay intercompany borrowings from BHC, primarily incurred to fund the construction of Wygen III.  Estimated deferred finance costs of $1.9 million were capitalized and will be amortized over the life of the bonds.

Renewable Energy Contracts

On October 1, 2009, we entered into a renewable energy sales agreement with Cheyenne Light to purchase renewable energy and associated environmental energy credits produced by Silver Sage.  Silver Sage commenced commercial operations on October 1, 2009.  This agreement allows us to buy 20 MW of the unit-contingent renewable energy purchased by Cheyenne Light from Silver Sage.

ITEM 2.	RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Revenue	$53,086	$59,358	$154,380	$174,968
Fuel and purchased power	24,254	30,119	66,769	85,844
Gross margin	28,832	29,239	87,611	89,124

Operating expenses	19,912	19,011	62,980	59,034
Operating income	$8,920	$10,228	$24,631	$30,090

Net income	$7,166	$6,371	$17,235	$17,198

The following tables provide certain operating statistics:

	Electric Revenue
	(in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Customer Base	2009	Change	2008	2009	Change	2008

Commercial	$15,694	(5)%	$16,581	$44,888	2%	$43,804
Residential	11,132	(16)	13,189	35,804	—	35,784
Industrial	4,714	(14)	5,500	14,494	(11)	16,338
Municipal sales	778	(3)	802	2,074	—	2,069
Total retail sales	32,318	(10)	36,072	97,260	(1)	97,995
Contract wholesale	6,488	(5)	6,862	18,672	(7)	20,063
Wholesale off system	9,625	(27)	13,213	24,610	(48)	47,548
Total electric sales	48,431	(14)	56,147	140,542	(15)	165,606
Other revenue	4,655	45	3,211	13,838	48	9,362
Total revenue	$53,086	(11)%	$59,358	$154,380	(12)%	$174,968

	Megawatt Hours Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Customer Base	2009	Change	2008	2009	Change	2008

Commercial	207,939	6%	195,661	553,150	4%	531,433
Residential	113,266	(6)	120,888	395,865	(1)	398,028
Industrial	80,222	(25)	107,380	260,190	(18)	319,077
Municipal sales	9,894	(3)	10,228	25,556	(2)	26,073
Total retail sales	411,321	(5)	434,157	1,234,761	(3)	1,274,611
Contract wholesale	161,796	(2)	165,872	473,723	(4)	494,457
Wholesale off system	309,770	28	241,546	784,173	4	753,057
Total electric sales	882,887	5	841,575	2,492,657	(1)	2,522,125
Losses and company
use	30,764	22	25,313	98,057	72	56,911
Total energy	913,651	5%	866,888	2,590,714	—	2,579,036

	Electric Utility Power Plant Availability

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Coal-fired plants	97.7%	95.8%**	90.5%*	91.8%**
Other plants	99.6%	98.7%	97.1%	90.6%
Total availability	98.5%	97.1%	93.4%	91.3%
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

	Megawatt Hours Generated and Purchased

	Three Months Ended September 30,			Nine Months Ended September 30,
		Percentage			Percentage
Resources	2009	Change	2008	2009	Change	2008

Coal	465,068	3%	450,884	1,251,276	(1)%	1,268,514
Gas	28,251	138	11,856	35,076	(35)	53,687
	493,319	7	462,740	1,286,352	(3)	1,322,201

MWhs purchased	420,332	4	404,148	1,304,362	4	1,256,835
Total resources	913,651	5%	866,888	2,590,714	—	2,579,036

	Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Heating and cooling degree days:
Actual
Heating degree days	178	223	4,705	4,814
Cooling degree days	303	453	354	482

Variance from normal
Heating degree days	(22)%	(2)%	4%	6%
Cooling degree days	(39)%	(8)%	(41)%	(19)%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.  Net income increased $0.8 million from the prior period primarily due to the following:

•	Increased other margins of $1.5 million primarily due to an increase in transmission rates effective January 1, 2009;

•	A $0.3 million increase in retail margins primarily due to lower purchase power and fuel costs partially offset by lower MWh sold due to lower industrial sales; and

•	Increased AFUDC of $1.5 million primarily due to construction of Wygen III in 2009.

Partially offsetting the increases were the following:

•	A $2.2 million decrease in margins from off-system sales reflecting the lower margins available in the current low energy price environment; and

•	A $0.7 million increase in employee benefit costs.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.  Net income was comparable to the prior period primarily due to the following:

•	A $6.0 million decrease in margins from off-system sales reflecting the lower margins available in the current low energy price environment; and

•	A $2.8 million increase in employee benefit costs.

Partially offsetting the decreases were the following:

•	Increased gross margins of $4.5 million primarily due to an increase in transmission rates effective January 1, 2009; and

•	Increased AFUDC of $4.0 million primarily due to construction of Wygen III in 2009.

Wygen III Power Plant Project and Partial Sale of Wygen III to MDU

In March 2008, we received final regulatory approval for construction of Wygen III.  Construction began immediately and the 110 MW coal-fired base load electric generating facility is expected to be completed by June, 2010.  The expected cost of construction is approximately $255 million, which includes estimates for AFUDC.  Our 2004 PPA with MDU included an option for MDU to purchase an ownership interest in Wygen III.  MDU exercised this option, and under an agreement entered into in April 2009, we will retain an undivided ownership of 75% of the facility with MDU owning the remaining 25%.  At closing, MDU reimbursed us for its 25%, or $32.8 million, of the total costs incurred to date on the ongoing construction of the facility.  We will retain responsibility for operations of the facility with a life-of-plant site lease and agreements with MDU for operations and coal supply.  In conjunction with the sales transaction, we also modified our 2004 PPA with MDU under which we supplied MDU with 74 MW of capacity and energy through 2016.  The PPA with MDU now provides that once online, the first 25 MW of MDU’s required 74 MW will be supplied from its ownership interest in Wygen III.  During periods of reduced production at Wygen III, or during periods when Wygen III is offline, we will provide MDU with such 25 MW from our other generation facilities or system purchases.

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

Purchase Power Agreement with MEAN

In July 2009, we entered into a five-year PPA with MEAN.  The contract commences the month following the onset of commercial operations at Wygen III.  Under this contract, MEAN will purchase 5 MW of unit-contingent capacity from Neil Simpson II and 5 MW of unit-contingent capacity from Wygen III.

Rate Case Filed with the SDPUC

On September 30, 2009, we filed a rate case with the SDPUC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred during the past four years.  We are seeking a 26.6%, increase in annual utility revenues and we anticipate that the new rates will be effective for our South Dakota customers on or around April 1, 2010.  The proposed rate increase is subject to approval by the SDPUC.

Rate Case Filed with the WPSC

On October 19, 2009, we filed a rate case with the WPSC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets, and increased operating expenses incurred since 1995.  We are seeking a 38.95%, increase in annual utility revenues and we anticipate that the new rates will be effective for our Wyoming customers on or around April 1, 2010, although recovery could be delayed until August 2010 as part of the regulatory process.  The proposed rate increase is subject to approval by the WPSC.

Financing Transactions and Short-Term Liquidity

Financing Plans

In October 2009, we completed the issuance of a long-term first mortgage bond of approximately $180 million.  Proceeds of the transaction will be used to fund capital expenditures, including construction costs related to the Wygen III facility, and to fund the approximate $30 million maturity of our Series AC, 8.06% first mortgage bonds due in February 2010.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements.  As of September 30, 2009, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating	Outlook
Moody’s	A3	Stable
S&P	BBB	Stable
Fitch	A-	Stable

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2009.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition, the EPA published in the October 27, 2009 Federal Register a proposed rule that would tailor the major source applicability thresholds for GHG emissions under the Prevention of Significant Deterioration (PSD) and Title V programs of the Clean Air Act and set a PSD significance level for GHG emissions.  EPA states this rule is necessary because they expect to soon promulgate regulations under the Clean Air Act to control GHG emissions and as a result, trigger PSD and Title V applicability requirements.  This proposed rule would phase in the applicability thresholds for both the PSD and Title V programs for sources of GHG emissions.  The first phase, which would last 6 years, would establish a temporary level for the PSD and Title V applicability thresholds at 25,000 tons per year on a carbon dioxide equivalent basis and would also establish temporary PSD significance levels.  All our generating units would exceed this threshold and if the pending rule to control GHG emissions is published and finalized, we would be required upon Title V permit renewal, to evaluate options for reducing GHG emissions, to possibly include a Best Available Control Technology review that could result in more stringent emissions control practices and technologies.  In the second phase of this proposed rule, EPA would within 5 years of the rule being final, review the first phase and promulgate revised applicability and significance level thresholds as appropriate.

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

Exhibit 4
Second Supplemental Indenture, dated as of October 27, 2009, between Black Hills Power, Inc. and The Bank of New York Mellon, as Trustee to Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (previously filed as Exhibit 4.21 to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-150669) and incorporated by reference herein).

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

/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer

Dated: November 12, 2009

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 4
Second Supplemental Indenture, dated as of October 27, 2009, between Black Hills Power, Inc. and The Bank of New York Mellon, as Trustee to Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (previously filed as Exhibit 4.21 to the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-150669) and incorporated by reference herein).

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