Form 10-Q
period 2010-03-31
BLACK HILLS POWER INC
filed 2010-05-11
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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

As of April 30, 2010, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

TABLE OF CONTENTS

		Page

	GLOSSARY OF TERMS AND ABBREVIATIONS	3

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Income – unaudited Three Months Ended March 31, 2010 and 2009	4

	Condensed Balance Sheets - unaudited March 31, 2010 and December 31, 2009	5

	Condensed Statements of Cash Flows - unaudited Three Months Ended March 31, 2010 and 2009	6

	Notes to Condensed Financial Statements - unaudited	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 6.	Exhibits	25

	Signatures	26

	Exhibit Index	27

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC 810-10-15	ASC 810-10-15, "Consolidation of Variable Interest Entities"
ASC 820	ASC 820, "Fair Value Measurements"
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
LIBOR	London Interbank Offered Rate
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt-hours
PPA	Purchase Power Agreement
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Operating revenues	$54,489	$54,458

Operating expenses:
Fuel and purchased power	24,236	22,762
Operations and maintenance	8,026	7,638
Administrative and general	6,192	6,271
Depreciation and amortization	4,734	5,047
Taxes, other than income taxes	1,940	2,035
	45,128	43,753

Operating income	9,361	10,705

Other income (expense):
Interest expense	(3,866)	(2,585)
Interest income	395	112
AFUDC - equity	2,007	1,401
Other income, net	120	289
	(1,344)	(783)

Income before income taxes	8,017	9,922
Income taxes	(2,083)	(2,958)

Net income	$5,934	$6,964

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2010	December 31, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,560	$1,709
Receivables – customers, net	20,678	19,991
Receivables – affiliates, net	3,036	4,146
Other receivables, net	2,543	5,293
Money pool note receivable	10,770	57,737
Materials, supplies and fuel	19,483	18,825
Regulatory assets, current	7,908	7,467
Other current assets	4,539	1,639
Total current assets	71,517	116,807

Investments	4,318	4,197

Property, plant and equipment	972,466	950,577
Less accumulated depreciation and amortization	(296,989)	(293,823)
Total property, plant and equipment, net	675,477	656,754

Other assets:
Regulatory assets – non-current	31,118	31,305
Other, non-current assets	6,556	3,730
Total other assets	37,674	35,035
TOTAL ASSETS	$788,986	$812,793

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$20,053	$32,025
Accounts payable	19,729	24,175
Accounts payable – affiliate	8,968	10,030
Accrued liabilities	19,634	17,892
Regulatory liability, current	1,238	1,238
Deferred income tax liability - current	2,078	1,853
Total current liabilities	71,700	87,213

Long-term debt, net of current maturities	276,481	297,044

Deferred credits and other liabilities:
Deferred income tax liability – non-current	101,830	96,207
Regulatory liabilities, non-current	15,367	14,955
Benefit plan liabilities	29,179	28,224
Other, deferred credits and other liabilities	10,074	10,952
Total deferred credits and other liabilities	156,450	150,338

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	222,354	216,420
Accumulated other comprehensive loss	(990)	(1,213)
Total stockholder's equity	284,355	278,198
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$788,986	$812,793

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Operating activities:
Net income	$5,934	$6,964
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,734	5,047
Deferred income tax	5,855	1,867
Employee benefits	1,021	1,090
AFUDC – equity	(2,007)	(1,401)
Other non-cash adjustments	92	75
Change in operating assets and liabilities -
Accounts receivable and other current assets	3,164	14,322
Accounts payable and other current liabilities	(2,147)	(9,684)
Regulatory assets	(441)	30
Regulatory liabilities	-	(74)
Other operating activities	(3,474)	334
Net cash provided by operating activities	12,731	18,570

Investing activities:
Property, plant and equipment additions	(22,648)	(33,336)
Change in money pool note receivable from affiliate, net	46,967	-
Other investing activities	(3,344)	(93)
Net cash provided by (used in) investing activities	20,975	(33,429)

Financing activities:
Long-term debt - repayments	(32,535)	(14)
Change in money pool note payable to affiliate, net	-	15,489
Other financing activities	(320)	-
Net cash (used in) provided by financing activities	(32,855)	15,475

Increase in cash and cash equivalents	851	616

Cash and cash equivalents:
Beginning of period	1,709	4
End of period	$2,560	$620

See Note 11 for supplemental cash flow information

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2009 Annual Report on Form 10-K)

(1)	MANAGEMENT'S STATEMENT

The condensed financial statements included herein have been prepared by Black Hills Power, Inc., (the "Company," "we," "us," "our") without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented.  These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2009 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates.  The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2010, December 31, 2009 and March 31, 2009 financial information and are of a normal recurring nature.  The results of operations for the three months ended March 31, 2010 and our financial condition as of March 31, 2010 and December 31, 2009 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

(2)	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS AND LEGISLATION

Recently Adopted Accounting Standards

Consolidation of Variable Interest Entities, ASC 810-10-15

In June 2009, the FASB issued a revision regarding consolidations.  The amendment requires a Company to consider whether an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  It also requires additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  This standard was effective for annual periods that begin after November 15, 2009.  The adoption of this standard had no impact on our financial statements.

Fair Value Measurements, ASC 820

In January 2010, the FASB issued guidance related to improving disclosures about fair value measurements.  The guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers.  In the reconciliation for Level 3, fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately.  These disclosures are required for interim and annual reporting periods and were effective for the Company on January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011.  The guidance will require additional disclosures, but will not impact our financial position, results of operations or cash flows.

Recently Issued Accounting Standards and Legislation

Patient Protection and Affordable Care Act (HR 3590)

On March 23, 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act.  Included among the provisions of the law is a change in the tax treatment of the Medicare Part D subsidy (the "subsidy") which could have an effect on our Non-Pension Postretirement Benefit Plan.  Internal Revenue Code Section 139A has been amended to eliminate the deduction of the subsidy in reducing income for years beginning after December 31, 2012.  The application of this legislation resulted in an adjustment to Regulatory assets and is not expected to have a significant impact on our financial position or results of operations.

(3)	ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables.  We regularly review our trade receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the receivable balances and current economic conditions that may affect the ability to pay.

Following is a summary of receivables (in thousands):

	March 31, 2010	December 31, 2009

Accounts receivable trade	$16,718	$14,703
Unbilled revenues	4,216	5,547
Total accounts receivable - customers	20,934	20,250
Allowance for doubtful accounts	(256)	(259)
Net accounts receivable	$20,678	$19,991

(4)	REGULATORY ACCOUNTING

We had the following regulatory assets and liabilities (in thousands):

	Recovery Period	March 31, 2010	December 31, 2009

Regulatory assets:
Unamortized loss on reacquired debt	14 years	$2,258	$2,207
AFUDC	Up to 45 years	7,106	7,579
Defined benefit postretirement plans	Up to 17 years	21,024	21,024
Deferred energy costs	Less than one year	7,908	7,467
Other		730	495
Total regulatory assets		$39,026	$38,772

Regulatory liabilities:
Cost of removal for utility plant	Up to 53 years	$14,160	$13,678
Other		2,445	2,515
Total regulatory liabilities		$16,605	$16,193

Regulatory assets are primarily recorded for the probable future revenue to recover the costs associated with defined benefit postretirement plans, future income taxes related to the deferred tax liability for the equity component of AFUDC of utility assets and unamortized losses on reacquired debt.  To the extent that energy costs are under-recovered or over-recovered during the year, they are recorded as a regulatory asset or liability, respectively.  Regulatory liabilities include the probable future decrease in rate revenues related to a decrease in deferred tax liabilities for prior reductions in statutory federal income tax rates, gains associated with regulated utilities' defined benefit postretirement plans and the cost of removal for utility plant, recovered through our electric utility rates.  Regulatory assets are included in Regulatory assets, current and Regulatory assets, non-current on the accompanying Condensed Balance Sheet.  Regulatory liabilities are included in Regulatory liabilities, current and Regulatory liabilities, non-current on the accompanying Condensed Balance Sheet.

(5)	OTHER COMPREHENSIVE INCOME

The following table presents the components of Other comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income	$5,934	$6,964
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges (net of tax of $115)	212	-
Reclassification adjustments included in net income (net of tax of $(6) and $(6), respectively)	11	11
Comprehensive income	$6,157	$6,975

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	March 31, 2010	December 31, 2009

Derivatives designated as cash flow hedges	$(670)	$(893)
Employee benefit plans	(320)	(320)
Accumulated other comprehensive loss	$(990)	$(1,213)

(6)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable balances related to transactions with other BHC subsidiaries.  The balances were $3.0 million and $4.1 million as of March 31, 2010 and December 31, 2009, respectively.  We also have accounts payable balances related to transactions with other BHC subsidiaries.  The balances were $9.0 million and $10.0 million as of March 31, 2010 and December 31, 2009, respectively.

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the "Agreement") with BHC, Cheyenne Light and Black Hills Energy.  Under the agreement, we may borrow from our Parent.  The Agreement restricts us from loaning funds to our Parent or to any of our Parent's non-utility subsidiaries; the Agreement does not restrict us from making dividends to our Parent.  Borrowings under the agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one month LIBOR rate plus 100 basis points.

Through the Utility Money Pool, we had net note receivable balance of $10.8 million and $57.7 million as of March 31, 2010 and December 31, 2009, respectively.  Advances under this note bear interest at 0.70% above the daily LIBOR rate (which equates to 0.95% at March 31, 2010).  Net interest expense of $0.2 million was recorded for the three months ended March 31, 2010 and net interest expense was $0.4 million for the three months ended March 31, 2009.

Other Balances and Transactions

We also received revenues of approximately $0.2 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively, from Black Hills Wyoming for the transmission of electricity.

We received revenues of approximately $0.5 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, from Cheyenne Light for the sale of electricity and dispatch services.

We purchase coal from WRDC.  The amount purchased during the three months ended March 31, 2010 and 2009 was $4.1 million and $3.9 million, respectively.

We purchase excess power generated by Cheyenne Light.  The amount purchased during the three months ended March 31, 2010 was $2.6 million and includes $1.2 million for wind-generated power.  The amount purchased for the three month period ended March 31, 2009 was $2.0 million and includes $0.8 million of wind-generated power.

In order to fuel our combustion turbine, we purchase natural gas from Enserco.  The amount purchased during the three months ended March 31, 2010 and 2009 was $0.5 million and $0.1 million, respectively.  These amounts are included in Fuel and purchased power on the accompanying Condensed Statements of Income.

In addition, we also pay our Parent for allocated corporate support service cost incurred on our behalf.  Corporate costs allocated from our Parent were $4.0 million and $3.6 million for the three months ended March 31, 2010 and 2009, respectively.

We have funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $2.0 million as of March 31, 2010 and $2.0 million as of December 31, 2009, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets.  Interest on the funds accrues quarterly at an average quarterly prime rate (3.25% at March 31, 2010) and was less than $0.1 million at March 31, 2010 and 2009, respectively.

(7)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the "Plan") covering the employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Service cost	$304	$292
Interest cost	820	785
Expected return on plan assets	(752)	(657)
Prior service cost	15	28
Net loss	344	430

Net periodic benefit cost	$731	$878

There were no contributions made to the Plan in the first quarter of 2010.  There are no further contributions expected to be made to the Plan in 2010.

Non-pension Defined Benefit Postretirement Plans

Employees who are participants in the Postretirement Healthcare Plans (the "Healthcare Plans") and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Service cost	$94	$54
Interest cost	149	111
Amortization of prior service cost	(42)	-
Net loss	56	-
Net transition obligation	-	13

Net periodic benefit cost	$257	$178

We anticipate that we will make contributions to the Healthcare Plan for the 2010 fiscal year of approximately $0.3 million.  Contributions are expected to be made in the form of benefit payments.

It has been determined that the post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy.  The decrease in net periodic postretirement benefit cost due to the subsidy was less than $0.1 million.

Supplemental Nonqualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the "Supplemental Plans").  The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Interest cost	$25	$25
Net loss	7	11

Net periodic benefit cost	$32	$36

We anticipate that we will make contributions to the Supplemental Plans for the 2010 fiscal year of approximately $0.1 million.  Contributions are expected to be in the form of benefit payments.

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$2,560	$2,560	$1,709	$1,709
Derivative financial instruments – other current assets	$322	$322	$-	$-
Derivative financial instruments – accrued liabilities	$-	$-	$5	$5
Long-term debt, including current maturities	$296,534	$313,991	$329,069	$344,942

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

As of March 31, 2010 and December 31, 2009, we had the following swaps and related balances (dollars, in thousands):

	Natural Gas Swaps

	March 31, 2010	December 31, 2009

Notional*	232,500	232,500
Maximum terms in months	7	10
Current derivative asset	$322	$-
Non-current derivative asset	$-	$-
Current derivative liability	$-	$5
Non-current derivative liability	$-	$-
Pre-tax accumulated other comprehensive income (loss)	$327	$(5)
Unrealized gain/(loss)	$-	$-
___________________________
*	Gas in MMBtus.

(10)	LONG-TERM DEBT

In February 2010, our Series AC bonds matured.  These were paid in full for $30.0 million plus accrued interest of $1.2 million.

In February 2010, we provided notice to the bondholders of our intent to call our Series Y bonds in full.  These bonds were originally due in 2018.  The balance of $2.7 million was paid on March 31, 2010, which includes the balance of $2.5 million plus accrued interest and an early redemption premium of 2.6%.  The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Condensed Balance Sheets and will be amortized over the remaining term of the original bonds.

(11)	SUPPLEMENTAL CASH FLOWS INFORMATION

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment financed with accrued liabilities	$8,467	$22,524

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(3,851)	$(4,017)
Income taxes refunded	$1,018	$218

(12)	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, claims and litigation as described in Note 12 of the Notes to our Financial Statements in our 2009 Annual Report on Form 10-K.  There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first three months of 2010.

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our financial statements are adequate in light of the probable and estimable contingencies.  However, there can be no assurance that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2010, cannot be reasonably determined and could have a material adverse effect on our results of operations, financial position or cash flows.

Purchase Power Agreement

In March 2010, we entered into a seven-year PPA and Purchase Option Agreement with the City of Gillette, Wyoming effective April 2010 that replaces a previous agreement.  The PPA provides for 23 MW of system-firm electricity capacity and 23 MWh of electric energy per hour on a take-or-pay basis.  This PPA also provides the City of Gillette with an option to purchase a 23% ownership interest in our Wygen III facility which commenced commercial operations on April 1, 2010.  As an incentive for the City of Gillette to complete the purchase, the capacity rate is structured to escalate commencing July 2010.  In addition, the purchase price would increase on January 1, 2011, and escalate each year throughout the term of the PPA.  If the City of Gillette exercises the option, the PPA will terminate upon the closing of the transaction.

(13)	SUBSEQUENT EVENT

In April 2010, we provided notice to the bondholders of our intent to call our Series Z bonds in full.  These bonds were originally due in 2021.  The principal amount due has been reclassified to Current maturities of long-term debt on the accompanying Condensed Balance Sheet.  A payment of $19.2 million for principal of $18.3 million, accrued interest and an early redemption premium of 4.675% will be made on May 31, 2010.  The call premium will be recorded in unamortized loss on reacquired debt, which is included in Regulatory assets on the accompanying Condensed Balance Sheets and will be amortized over the remaining term of the original bonds.  The call premium will be recorded in Regulatory assets and amortized over the remaining original term of the bonds.

ITEM 2.	MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Revenues	$54,489	$54,458
Fuel and purchased power	24,236	22,762
Gross margin	30,253	31,696

Operating expenses	20,892	20,991
Operating income	9,361	10,705

Interest expense, net	(3,471)	(2,473)
Other income	2,127	1,690
Income tax expense	(2,083)	(2,958)
Net income	$5,934	$6,964

The following tables provide certain operating statistics:

	Electric Revenue (in thousands)

	Three Months Ended March 31,
Customer Base	2010	Percentage Change	2009

Commercial	$14,539	(1)%	$14,643
Residential	14,479	1	14,281
Industrial	4,637	(2)	4,750
Municipal sales	653	3	636
Total retail sales	34,308	-	34,310
Contract wholesale	6,718	3	6,553
Wholesale off system	8,716	(5)	9,220
Total electric sales	49,742	(1)	50,083
Other revenues	4,747	9	4,375
Total revenues	$54,489	-%	$54,458

	Megawatt Hours Sold

	Three Months Ended March 31,
Customer Base	2010	Percentage Change	2009

Commercial	184,438	5%	175,256
Residential	174,535	7	163,476
Industrial	86,663	1	85,984
Municipal sales	8,226	2	8,095
Total retail sales	453,862	5	432,811
Contract wholesale	168,465	-	168,679
Wholesale off system	231,047	(5)	243,786
Total electric sales	853,374	1	845,276
Losses and company use	9,719	(63)	26,191
Total energy	863,093	(1)%	871,467

	Electric Utility Power Plant Availability

	Three Months Ended March 31,
	2010	2009

Coal-fired plants	93.9%	96.5%
Other plants	99.8%	99.5%
Total availability	96.5%	97.8%

	Megawatt Hours Generated and Purchased

	Three Months Ended March 31,
Resources	2010	Percentage Change	2009

Coal	430,573	(2)%	437,551
Gas	2,838	164	1,075
	433,411	(1)	438,626

MWhs purchased	429,682	(1)	432,839
Total resources	863,093	(1)	871,465

	Heating Degree Days

	Three Months Ended March 31,
	2010	2009
Heating and cooling degree days:
Actual
Heating degree days	3,392	3,254

Variance from normal
Heating degree days	3%	(1)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.  Net income decreased $1.0 million from the prior period primarily due to the following:

Gross margin:  Gross margin decreased $1.4 million primarily due to a decrease in retail margins of $2.4 million as a result of increased purchased power costs not recoverable through the energy cost adjustment and $0.3 million decrease from lower margins and 5% decrease in MWh sold from off-system sales.

Operating expenses:  Operating expenses were comparable to the same period in the prior year.

Interest expense, net:  Interest expense, net increased $1.0 million primarily due to a higher interest expense of $2.3 million on the bonds offset by a $0.9 million increase in AFUDC associated with the borrowed funds from the construction at Wygen III.

Other income, net:  Other income increased $0.4 million primarily due to an increase in AFUDC-equity.

Income tax, expense:  Income tax expense decreased $0.9 million primarily due to a $1.9 million decrease in earnings before taxes and a favorable tax impact as a result of the increase in AFUDC-equity.

Significant Events

Purchase Power Agreement

In March 2010, we entered into a seven-year PPA and Purchase Option Agreement with the City of Gillette, Wyoming to provide 23 MW of system-firm electricity capacity and 23 MWh of electric energy per hour, on a take-or-pay basis.  The Agreement replaces a previous agreement that expired in April 2010.  This PPA also provides the City of Gillette with an option to purchase a 23% ownership interest in our Wygen III facility which commenced commercial operations on April 1, 2010.  As an incentive for the City of Gillette to complete the purchase, the capacity rate is structured to escalate commencing July 2010.  In addition, the purchase price would increase on January 1, 2011 and escalate each year throughout the term of the PPA.  If the City of Gillette exercises the option, the PPA will terminate upon the closing of the transaction.

Smart Grid Funding

In April 2010, we reached an agreement with the Department of Energy for smart grid funding through grants totaling $9.6 million.  The funds are made available through the American Recovery and Reinvestment Act of 2009 and, combined with matching investment funds from us, will enable us to install 69,000 smart meters and related communications infrastructure and information technology software and equipment.

Wygen III Power Plant Project

Construction of our 110 MW coal-fired base load electric generation facility, Wygen III, was completed and it began commercial operation on April 1, 2010.  The expected cost of construction is approximately $255 million, which includes estimates of AFUDC.  In April 2009, we sold a 25% ownership interest to MDU.  At closing, MDU made a payment to us for its 25% share of the costs to date for the on-going construction of the facility.  MDU will continue to reimburse us monthly for its 25% of the total costs paid to complete the project.  We will retain responsibility for operation of the facility with a life-of-plant site lease, and operations and coal supply agreements in place with MDU.

Rate Case Filed with the SDPUC

On September 30, 2009, we filed a rate case with the SDPUC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred during the past four years.  We are seeking a 26.6% increase in annual utility revenues.  In March 2010, the SDPUC approved interim rates for a 20% increase in rates effective April 1, 2010 for South Dakota customers.  The proposed rate increase is subject to approval by the SDPUC.

Rate Case Filed with the WPSC

On October 19, 2009, we filed a rate case with the WPSC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred since 1995.  We are seeking a 38.95% increase in annual utility revenues.  On May 4, 2010, we filed a settlement stipulation agreement with the WPSC for a $3.1 million increase in annual revenues.  The proposed rate increase is subject to approval by the WPSC.

Financing Transactions and Short-Term Liquidity

Financing Plans

In February 2010, our Series AC bonds matured.  These were paid in full for $30.0 million plus accrued interest of $1.2 million.

In February 2010, we provided notice to the bondholders of our intent to call our Series Y bonds in full.  These bonds were originally due in 2018.  The balance of $2.7 million was paid on March 31, 2010, which includes the balance of $2.5 million plus accrued interest and an early redemption premium of 2.6%.  The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Condensed Balance Sheets and will be amortized over the remaining term of the original bonds.

In April 2010, we provided notice to the bondholders of our intent to call the Series Z bonds in full.  These bonds, originally due in 2010, will be paid in full on May 31, 2010 with an early redemption premium of 4.675%.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements.  As of March 31, 2010, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating	Outlook
Moody's	A3	Stable
S&P	BBB	Stable
Fitch	A-	Stable

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" as defined by the SEC.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business.  Forward-looking statements involve risks and uncertainties, and certain important factors can cause actual results to differ materially from those anticipated.  In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potentials," or "continue" or the negative of these terms or other similar terminology.  There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurances that such indicated results will be realized.  The forward-looking statements include the factors discussed above, the risk factors described in Item 1A. of our 2009 Annual Report on Form 10-K, in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:

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

•	Our ability to obtain from utility commissions any requisite determination of prudency to support resource planning and development programs we propose to implement;

•	The timing and extent of scheduled and unscheduled outages of power generation facilities;

•	The possibility that we may be required to take impairment charges to reduce the carrying value of some of our long-lived assets when indicators of impairment emerge;

•	Changes in business and financial reporting practices arising from the enactment of the Energy Policy Act of 2005 and subsequent rules and regulations promulgated thereunder;

•	Our ability to remedy any deficiencies that may be identified in the review of our internal controls;

•	Our ability to successfully complete labor negotiations with our union;

•	Our ability to recover our borrowing costs, including debt service costs, in our customer rates;

•	Liabilities of environmental conditions, including remediation and reclamation obligations under environmental laws;

•	Our ability to complete the permitting, construction, start-up and operations of power generating facilities in a cost-effective and timely manner;

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

•	Weather and other natural phenomena;

•	Industry, market, political and economic changes, including the impact of consolidations and changes in competition;

•	The effect of accounting policies issued periodically by accounting standard-setting bodies;

•	The cost and effects on our business, including insurance, resulting from terrorist actions or responses to such actions or events;

•	The outcome of any ongoing or future litigation or similar disputes and the impact on any such outcome or related settlements on our financial condition or results of operations;

•	Price risk due to marketable securities held as investments in benefit plans;

•	General economic and political conditions, including tax rates or policies and inflation rates; and

•	Other factors discussed from time to time in our other filings with the SEC.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2010.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2009 Annual Report on Form 10-K and Note 8 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.

Item 1A.                      Risk Factors

Except to the extent updated or described below, our Risk Factors are documented in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2009.

Municipal governments within our utility service territories possess the power of condemnation, and could seek a municipal utility within a portion of our current service territories by limiting or denying franchise privileges for our operations, and exercising powers of condemnation over all or part of our utility assets within municipal boundaries. Although condemnation is a process that is subject to constitutional protections requiring just compensation, as with any judicial procedure, the outcome is uncertain.  If a municipality sought to pursue this course of action, we cannot assure that we would secure adequate recovery of our investment in assets subject to condemnation.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

BLACK HILLS POWER, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

/S/ DAVID R. EMERY
David R. Emery, Chairman and Chief Executive Officer

/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President and Chief Financial Officer

Dated: May 11, 2010

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.