Form 10-Q
period 2010-06-30
BLACK HILLS POWER INC
filed 2010-08-11
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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

As of July 31, 2010, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC 810-10-15	ASC 810-10-15, "Consolidation of Variable Interest Entities"
ASC 820	ASC 820, "Fair Value Measurements"
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
DOE	Department of Energy
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
LIBOR	London Interbank Offered Rate
JPB	Consolidated Wyoming Municipalities Electric Power System Joint Power Board
MDU	MDU Resources Group, Inc.
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt-hours
Participation Agreement	Amendment and Restated Wygen III Participation Agreement dated July 14, 2010 between the Company, MDU and JPB, which includes JPB as partial owner of Wygen III
PPA	Purchase Power Agreement
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Operating revenue	$56,438	$46,836	$110,927	$101,294

Operating expenses:
Fuel and purchased power	21,616	19,753	45,852	42,515
Operations and maintenance	9,390	8,486	17,416	16,124
Administrative and general	7,441	6,972	13,633	13,243
Depreciation and amortization	5,684	5,006	10,418	10,052
Taxes, other than income taxes	1,797	1,613	3,737	3,649
Total operating expenses	45,928	41,830	91,056	85,583

Operating income	10,510	5,006	19,871	15,711

Other income (expense):
Interest expense	(5,616)	(2,838)	(9,482)	(5,410)
Interest income	1,029	65	1,424	164
AFUDC - equity	230	1,276	2,237	2,677
Other income, net	18	508	138	797
Total other income (expense)	(4,339)	(989)	(5,683)	(1,772)

Income before income taxes	6,171	4,017	14,188	13,939
Income tax expense	(2,069)	(912)	(4,152)	(3,870)
Net income	$4,102	$3,105	$10,036	$10,069

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)
	June 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,503	$1,709
Receivables - customers, net	19,000	19,991
Receivables - affiliates, net	4,929	4,146
Other receivables, net	2,428	5,293
Money pool notes receivable	—	57,737
Materials, supplies and fuel	19,422	18,825
Regulatory assets, current	6,438	7,467
Other current assets	2,884	1,639
Total current assets	57,604	116,807

Investments	4,337	4,197

Property, plant and equipment	984,695	950,577
Less accumulated depreciation and amortization	(298,811)	(293,823)
Total property, plant and equipment, net	685,884	656,754

Other assets:
Regulatory assets - non-current	32,227	31,305
Other, non-current assets	4,403	3,730
Total other assets	36,630	35,035
TOTAL ASSETS	$784,455	$812,793

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$75	$32,025
Accounts payable	14,248	24,175
Accounts payable - affiliates	6,984	10,030
Notes Payable - affiliates	13,028	—
Accrued liabilities	16,624	17,892
Regulatory liabilities, current	3,138	1,238
Deferred income tax liabilities - current	1,781	1,853
Total current liabilities	55,878	87,213

Long-term debt, net of current maturities	276,462	297,044

Deferred credits and other liabilities:
Deferred income tax liability - non-current	107,058	96,207
Regulatory liabilities, non-current	16,783	14,955
Benefit plan liabilities	30,093	28,224
Other, deferred credits and other liabilities	9,720	10,952
Total deferred credits and other liabilities	163,654	150,338

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	226,456	216,420
Accumulated other comprehensive loss	(986)	(1,213)
Total stockholder's equity	288,461	278,198
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$784,455	$812,793

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2010	2009
	(in thousands)
Operating activities:
Net income	$10,036	$10,069
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,418	10,052
Deferred income tax	11,029	3,634
Employee benefits	2,043	2,180
AFUDC - equity	(2,237)	(2,677)
Other non-cash adjustments	159	175
Change in operating assets and liabilities -
Accounts receivable and other current assets	(1,953)	10,255
Accounts payable and other current liabilities	(10,495)	11,011
Regulatory assets	(441)	6
Regulatory liabilities	—	(142)
Other operating activities	2,027	1,305
Net cash provided by operating activities	20,586	45,868

Investing activities:
Property, plant and equipment additions	(40,241)	(76,911)
Proceeds from sale of ownership interest in plant	—	32,321
Change in money pool note receivable from affiliate, net	57,737	—
Other investing activities	3,392	(4,314)
Net cash provided by (used in) investing activities	20,888	(48,904)

Financing activities:
Long-term debt - repayments	(52,532)	(1,984)
Change in money pool note payable to affiliates, net	13,028	5,642
Other financing activities	(1,176)	—
Net cash (used in) provided by financing activities	(40,680)	3,658

Increase in cash and cash equivalents	794	622

Cash and cash equivalents:
Beginning of period	1,709	4
End of period	$2,503	$626

See Note 11 for supplemental cash flow information

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2009 Annual Report on Form 10-K)

(1)  MANAGEMENT'S STATEMENT

The condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the "Company," "we," "us," or "our"), without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2009 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2010, December 31, 2009 and June 30, 2009 financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2010 and our financial condition as of June 30, 2010 and December 31, 2009 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Certain prior year data presented in the financial statements has been reclassified to conform to the current year presentation. These reclassifications had no effect on total assets, net income, cash flows or earnings per share.

(2)  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS AND LEGISLATION

Recently Adopted Accounting Standards

Consolidation of Variable Interest Entities, ASC 810-10-15

In June 2009, the FASB issued a revision regarding consolidations. The amendment requires a company to consider whether an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. It also requires additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for annual periods that begin after November 15, 2009 with ongoing re-evaluation. The adoption of this standard had no impact on our financial statements.

Fair Value Measurements, ASC 820

In January 2010, the FASB issued guidance related to improving disclosures about fair value measurements. The guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3, fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements are required to be presented separately. These disclosures are required for interim and annual reporting periods and were effective for us on January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. The guidance requires additional disclosures, but did not and will not impact our financial position, results of operations or cash flows.

Recently Issued Accounting Standards and Legislation

Patient Protection and Affordable Care Act (HR 3590)

On March 23, 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act. Included among the provisions of the law is a change in the tax treatment of the Medicare Part D subsidy (the "subsidy") which would affect our Non-Pension Postretirement Benefit Plan. Internal Revenue Code Section 139A has been amended to eliminate the deduction of the subsidy in reducing income for years beginning after December 31, 2012. The application of this legislation resulted in an adjustment to Regulatory assets and is not expected to have a significant impact on our financial position, results of operations or cash flows.

(3)  ACCOUNTS RECEIVABLE

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. We regularly review our trade receivables allowances by considering such factors as historical experience, credit-worthiness, the age of the receivable balances and current economic conditions that may affect the ability to pay.

Following is a summary of accounts receivable balances (in thousands):

	June 30, 2010	December 31, 2009

Accounts receivable trade	$14,003	$14,703
Unbilled revenues	5,220	5,547
Total accounts receivable - customers	19,223	20,250
Allowance for doubtful accounts	(223)	(259)
Receivables - customers, net	$19,000	$19,991

(4)  REGULATORY ACCOUNTING

We had the following regulatory assets and liabilities (in thousands):

	Recovery Period	June 30, 2010	December 31, 2009

Regulatory assets:
Unamortized loss on reacquired debt	14 years	$3,141	$2,207
AFUDC	Up to 45 years	7,106	7,579
Defined benefit postretirement plans	Up to 17 years	21,024	21,024
Deferred energy costs	Less than one year	6,438	7,467
Other		956	495
Total regulatory assets		$38,665	$38,772

Regulatory liabilities:
Cost of removal for utility plant	Up to 53 years	$14,663	$13,678
Other		5,258	2,515
Total regulatory liabilities		$19,921	$16,193

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

(5)  OTHER COMPREHENSIVE INCOME

The following table presents the components of Other comprehensive income (in thousands):

	Three Months Ended June 30,
	2010	2009
Net income	$4,102	$3,105
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges (net of tax of $4)	(6)	—
Reclassification adjustments included in net income (net of tax of $(6) and $(6), respectively)	10	11
Comprehensive income	$4,106	$3,116

	Six Months Ended June 30,
	2010	2009
Net income	$10,036	$10,069
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges (net of tax of $(115))	206	—
Reclassification adjustments included in net income (net of tax of $(11) and $(11), respectively)	21	21
Comprehensive income	$10,263	$10,090

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	June 30, 2010	December 31, 2009
Derivatives designated as cash flow hedges	$(666)	$(893)
Employee benefit plans	(320)	(320)
Total Accumulated other comprehensive loss	$(986)	$(1,213)

(6)  RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable balances related to transactions with other BHC subsidiaries. The balances were $4.9 million and $4.1 million as of June 30, 2010 and December 31, 2009, respectively. We also have accounts payable balances related to transactions with other BHC subsidiaries. The balances were $7.0 million and $10.0 million as of June 30, 2010 and December 31, 2009, respectively.

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

Through the Utility Money Pool, we had a net notes payable balance of $13.1 million on June 30, 2010 and a net notes receivable balance of $57.7 million as of December 31, 2009. Advances under these notes bear interest at 2.75% above the daily LIBOR rate (which equates to 0.35% at June 30, 2010). Net interest income of less than $0.1 million and $0.1 million was recorded for the three and six months ended June 30, 2010, respectively. Net interest expense was $0.7 million and $1.1 million for the three and six months ended June 30, 2009, respectively.

Other Balances and Transactions

We also received revenues of approximately $0.8 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively from Black Hills Wyoming for the transmission of electricity.

We received revenues of approximately $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2010 and June 30, 2009 from Cheyenne Light for the sale of electricity and dispatch services.

We purchase coal from WRDC. The amount purchased during the three months ended June 30, 2010 and 2009 was $3.9 million and $3.2 million, respectively; and $8.0 million and $7.1 million for the six months ended June 30, 2010 and June 30, 2009, respectively.

We purchase excess power generated by Cheyenne Light. The amount purchased during the three and six months ended June 30, 2010 was $2.1 million and $4.7 million and includes $1.3 million and $2.5 million for wind-generated power, respectively. The amount purchased for the three and six month periods ended June 30, 2009 was $2.0 million and $3.9 million and includes $0.5 million and $1.3 million of wind-generated power, respectively.

In order to fuel our combustion turbine, we purchase natural gas from Enserco. The amount purchased during the three months ended June 30, 2010 and 2009 was $0.2 million and $0.5 million, respectively; and $0.7 million and $0.6 million for the six months ended June 30, 2010 and 2009. These amounts are included in Fuel and purchased power on the accompanying Condensed Statements of Income.

In addition, we also pay our Parent for allocated corporate support service cost incurred on our behalf. Corporate costs allocated from our Parent were $4.2 million and $3.8 million for the three months ended June 30, 2010 and 2009, respectively; and $8.2 million and $7.4 million for the six months ended June 30, 2010 and 2009, respectively.

We have funds on deposit from Black Hills Wyoming for transmission system reserve in the amount of $2.0 million as of June 30, 2010 and $2.0 million as of December 31, 2009, respectively, which is included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets. Interest on the funds accrues quarterly at an average quarterly prime rate (3.10% at June 30, 2010) and was less than $0.1 million for the three and six months ended June 30, 2010 and 2009, respectively.

(7)  EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the "Plan") covering the employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$304	$292	$608	$584
Interest cost	820	785	1,641	1,570
Expected return on plan assets	(752)	(657)	(1,504)	(1,314)
Prior service cost	15	28	30	56
Net loss	344	430	687	860
Net periodic benefit cost	$731	$878	$1,462	$1,756

There were no contributions made to the Plan in the first quarter of 2010. There are no further contributions expected to be made to the Plan in 2010.

Non-pension Defined Benefit Postretirement Plans

Employees who are participants in the Postretirement Healthcare Plans (the "Healthcare Plans") and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$94	$54	$188	$108
Interest cost	149	111	298	222
Amortization of prior service cost	(42)	—	(84)	—
Net loss	56	—	112	—
Net transition obligation	—	13	—	26
Net periodic benefit cost	$257	$178	$514	$356

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

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest cost	$25	$25	$50	$50
Net loss	7	11	14	22
Net periodic benefit cost	$32	$36	$64	$72

We anticipate that we will make contributions to the Supplemental Plans for the 2010 fiscal year of approximately $0.1 million. Contributions are expected to be in the form of benefit payments.

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,503	$2,503	$1,709	$1,709
Derivative financial instruments - other current assets	$312	$312	$—	$—
Derivative financial instruments - accrued liabilities	$—	$—	$5	$5
Long-term debt, including current maturities	$276,537	$313,767	$329,069	$344,942

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

As of June 30, 2010 and December 31, 2009, we had the following swaps and related balances (dollars, in thousands):

	Natural Gas Swaps
	June 30, 2010	December 31, 2009
Notional*	232,500	232,500
Maximum terms in months	4	10
Current derivative asset	$312	$—
Non-current derivative asset	$—	$—
Current derivative liability	$—	$5
Non-current derivative liability	$—	$—
Pre-tax accumulated other comprehensive income (loss) included in the Condensed Balance Sheets	$312	$(5)
Unrealized gain/(loss)	$—	$—

* Gas in MMBtus.

(10)  LONG-TERM DEBT

In February 2010, our Series AC bonds matured. These were paid in full for $30.0 million plus accrued interest of $1.2 million.

In February 2010, we provided notice to the bondholders of our intent to call the Series Y bonds in full. These bonds were originally due in 2018. A total of $2.7 million was paid on March 31, 2010, which included the principal balance of $2.5 million plus accrued interest and an early redemption premium of 2.618%. The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Condensed Balance Sheets and will be amortized over the remaining term of the original bonds.

In April 2010, we provided notice to the bondholders of our intent to call the Series Z bonds in full. These bonds were originally due to mature in 2021. A total of $21.8 million was paid on June 1, 2010, which included the principal balance of $20.0 million plus accrued interest and an early redemption premium of 4.675%. The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Condensed Balance Sheets and will be amortized over the remaining term of the original bonds.

(11)  SUPPLEMENTAL CASH FLOWS INFORMATION

	Six Months ended
	June 30, 2010	June 30, 2009
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment financed with accrued liabilities	$5,897	$27,782

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(10,959)	$(4,970)
Income taxes	$6,517	$(621)

(12)  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, claims and litigation as described in Note 12 of the Notes to our Financial Statements in our 2009 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first six months of 2010.

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our financial statements are adequate in light of the probable and estimable contingencies.  However, there can be no assurance that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2010, cannot be reasonably determined and could have a material adverse effect on our results of operations, financial position or cash flows.

Purchase Power Agreement

In March 2010, we entered into a seven-year PPA and Purchase Option Agreement with the City of Gillette, Wyoming effective April 2010 that replaces a previous agreement. This PPA provided the City of Gillette, through JPB, with an option to purchase a 23% ownership interest in our Wygen III facility which commenced commercial operations on April 1, 2010. The City of Gillette notified us of their intent to exercise the option to purchase the 23% ownership interest in Wygen III and the transaction closed in July 2010. The PPA terminated upon the closing of the transaction. (See Note 13)

(13)  SUBSEQUENT EVENT

Partial Sale of Wygen III

On July 14, 2010, we sold a 23% ownership interest in Wygen III to the JPB for $62.0 million. The JPB exists for the purpose of, among other things, financing the electrical system of the City of Gillette. The transaction entitles the JPB to approximately 25.3 MW for the life of the plant. The purchase terminates the current PPA with the City of Gillette, and the Participation Agreement provides that the City of Gillette pay us for administrative services and share in the costs of operating the plant for the life of the facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues	$56,438	$46,836	$110,927	$101,294
Fuel and purchased power	21,616	19,753	45,852	42,515
Gross margin	34,822	27,083	65,075	58,779

Operating, general and administrative expenses	24,312	22,077	45,204	43,068
Operating income	10,510	5,006	19,871	15,711

Interest expense, net	(4,587)	(2,773)	(8,058)	(5,246)
Other income	18	508	138	797
AFUDC - equity	230	1,276	2,237	2,677
Income tax expense	(2,069)	(912)	(4,152)	(3,870)
Net income	$4,102	$3,105	$10,036	$10,069

The following tables provide certain operating statistics (dollars in thousands):

	Electric Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
Customer Base	2010	Percentage Change	2009	2010	Percentage Change	2009
Commercial	$16,104	11%	$14,551	$30,643	5%	$29,194
Residential	11,546	11%	10,391	26,025	5%	24,672
Industrial	6,204	23%	5,030	10,841	11%	9,780
Municipal Sales	748	13%	660	1,401	8%	1,296
Total retail sales	34,602	13%	30,632	68,910	6%	64,942
Contract wholesale	7,078	26%	5,631	13,796	13%	12,184
Wholesale off system	8,539	48%	5,765	17,255	15%	14,985
Total electric sale	50,219	19%	42,028	99,961	9%	92,111
Other revenues	6,219	29%	4,808	10,966	19%	9,183
Total revenues	$56,438	21%	$46,836	$110,927	10%	$101,294

	Megawatt Hours Sold
	Three Months Ended June 30,			Six Months Ended June 30,
Customer Base	2010	Percentage Change	2009	2010	Percentage Change	2009
Commercial	164,863	(3)%	169,955	349,301	1%	345,211
Residential	113,903	(4)%	119,123	288,438	2%	282,599
Industrial	101,425	8%	93,984	188,088	5%	179,968
Municipal sales	7,577	0%	7,567	15,803	1%	15,662
Total retail sales	387,768	(1)%	390,629	841,630	2%	823,440
Contract wholesale	120,258	(16)%	143,248	288,723	(7)%	311,927
Wholesale off system	299,064	30%	230,617	530,111	12%	474,403
Total electric sales	807,090	6%	764,494	1,660,464	3%	1,609,770
Losses and company use	43,792	7%	41,104	53,511	(20)%	67,293
Total energy	850,882	6%	805,598	1,713,975	2%	1,677,063

	Electric Utility Power Plant Availability
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Coal-fired plants *	90.9%	77.4%	91.4%	87.0%
Other plants	98.8%	92.2%	99.3%	95.8%
Total availability	93.8%	83.9%	94.4%	90.8%

*    2009 reflects major outages at Neil Simpson I and Neil Simpson II coal-fired plants. The Neil Simpson I outage was scheduled for 31 days and was subsequently extended to 39 days. The Neil Simpson II outage was scheduled for 18 days and was subsequently extended to 27 days. The outages were extended on both units for major rotor damage discovered during the overhauls.

	Megawatt Hours Generated and Purchased
	Three Months Ended June 30,			Six Months Ended June 30,
Generated -	2010	Percentage Change	2009	2010	Percentage Change	2009
Coal-fired	559,258	60%	348,657	989,831	26%	786,208
Gas-fired	1,106	(81)%	5,750	3,944	(42)%	6,825
	560,364	58%	354,407	993,775	25%	793,033

Purchased	290,518	(36)%	451,191	720,200	(19)%	884,030
Total Generated and Purchased	850,882	6%	805,598	1,713,975	2%	1,677,063

	Degree Days		Degree Days
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Heating and cooling degree days:
Actual -
Heating degree days	904	1,273	4,296	4,527
Cooling degree days	65	51	65	51

Variance from normal -
Heating degree days	9%	28%	4%	5%
Cooling degree days	(37)%	(50)%	(37)%	(50)%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. Net income was $4.1 million compared to $3.1 million for the same period in the prior year primarily due to the following:

Gross margin: Gross margin increased $7.7 million primarily due to the impact of $5.9 million related to the outcome of the rate case where interim rates were put into effect on April 1, 2010, an increase of $0.3 million in off-system sales, a decrease in purchased power costs of $0.9 million due to the commencement of commercial operations of Wygen III, and increased intercompany revenues of $0.6 million related to a shared services agreement.

Operating expenses: Operating expenses increased $2.2 million primarily due to an increase of $0.9 million in depreciation expense associated with depreciation for the Wygen III plant which commenced commercial operations on April 1, 2010, an increase of $0.4 million in labor and employee benefit costs, an increase in property taxes of $0.2 million and an increase of $0.8 million in intercompany costs associated with a shared services agreement.

Interest expense, net: Interest expense, net increased $1.8 million primarily due to higher interest expense of $1.9 million on the bonds and a $0.6 million decrease in AFUDC associated with the borrowed funds with the completed construction at Wygen III.

Other income, net: Other income, net decreased $1.5 million primarily due to a decrease in AFUDC-equity.

Income tax, expense: Income tax expense increased $1.2 million primarily due to an increase in earnings before taxes compared to the same period in the prior year and a higher effective tax rate resulting from the lower benefit from AFUDC-equity which decreased upon commercial operations of Wygen III.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009. Net income was $10.0 million compared to $10.1 million for the same period in prior year primarily due to the following:

Gross margin: Gross margin increased $6.3 million primarily due to the impact of $5.9 million related to the outcome of the rate case where interim rates that went into effect on April 1, 2010, an increase of $0.7 million from off-system sales, and increased intercompany revenues of $1.2 million associated with a shared services agreement, partially offset by an increase in purchased power costs of $2.1 million not recoverable through the energy cost adjustment.

Operating expenses: Operating expenses increased $2.1 million primarily due to an increase of $0.9 million in depreciation expense associated with depreciation for the Wygen III plant which commenced commercial operations on April 1, 2010, an increase of $0.2 million in labor and employee benefit costs and an increase of $1.2 million in intercompany costs associated with a shared services agreement.

Interest expense, net: Interest expense, net increased $2.8 million primarily due to a higher interest expense on the bonds offset by a $0.2 million increase in AFUDC associated with the borrowed funds from the construction at Wygen III.

Other income, net: Other income decreased $1.1 million primarily due to a decrease in AFUDC-equity and prior year's recognition of $0.5 million from the sale of Wygen III.

Income tax, expense: The effective tax rate for the six months ended June 30, 2010 was comparable to the effective tax rate for the six months ended June 30, 2009.

Significant Events

Sale of Partial Ownership in Wygen III

In March 2010, we entered into a seven-year PPA and Purchase Option Agreement with the City of Gillette, Wyoming effective April 2010 that replaced a previous PPA entered into in 1998. This new agreement also provided the City of Gillette, through JPB, with an option to purchase a 23% ownership interest, or approximately 25.3 MW, in our Wygen III facility which commenced commercial operations on April 1, 2010. the JBP exists for the purpose of, among other things, financing the electrical system of the City of Gillette. The City of Gillette exercised this option on July 14, 2010 and the JPB purchased the 23% ownership interest in Wygen III for $62.0 million for which we will recognize a gain on the sale of approximately $5.0 million to $6.0 million. We will continue to operate Wygen III and, through the Participation Agreement, the City of Gillette will pay us for administrative services and its share in the costs of operating the plant. The PPA dated March 2010 terminated upon the closing of the transaction.

Smart Grid Funding

In April 2010, we reached an agreement with the DOE for smart grid funding through grants totaling $9.6 million. The funds are made available through the American Recovery and Reinvestment Act of 2009 and, combined with matching investment funds from us, will enable us to install 69,000 smart meters and related communications infrastructure and information technology software and equipment. We expect to complete installation of these meters in 2011 and have spent $0.3 million of the DOE grant funds during 2010.

Wygen III Power Plant Project

Construction of our 110 MW coal-fired base load electric generation facility, Wygen III, was completed and it commenced commercial operations on April 1, 2010. The expected cost of construction is approximately $255 million, which includes estimates of AFUDC. In April 2009, we sold a 25% ownership interest to MDU. At closing, MDU made a payment to us for its 25% share of the costs to date for the on-going construction of the facility. As described above, in July 2010, we sold an additional 23% ownership in Wygen III to the City of Gillette.

Rate Case Filed with the SDPUC

In 2009, we filed a rate case with the SDPUC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred during the past four years. We were seeking a $32.0 million, or 26.6%, increase in annual utility revenues. In March 2010, the SDPUC approved interim rates for a 20% increase in rates effective April 1, 2010 for South Dakota customers. On July 8, 2010, the SDPUC approved a final revenue increase of $15.2 million or 12.7%. The final settlement represented a rate base increase of $22.0 million, or 19.4%. A refund to customers will be provided and has been accrued for the difference in rates.

As part of the rate case settlement, we have agreed that (a) 65% of our off-system sales income will be credited to ratepayers with a minimum credit of $2.0 million per year; (b) our rates will reflect an SD Surplus Energy Credit of $2.5 million in year one (fiscal year ending March 2011), $2.25 million in year two, $2.0 million in year three and zero thereafter; and (c) a three year moratorium on any rate case filings excluding any extraordinary events as defined in the stipulation agreement.

Rate Case Filed with the WPSC

On October 19, 2009, we filed a rate case with the WPSC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred since 1995. We were seeking a $3.8 million, or 38.95%, increase in annual utility revenues. On May 13, 2010, the WPSC approved an annual rate increase of $3.1 million effective June 1, 2010.

Financing Transactions and Short-Term Liquidity

Financing

In February 2010, our Series AC bonds matured. These were paid in full for $30.0 million plus accrued interest of $1.2 million.

In February 2010, we provided notice to the bondholders of our intent to call our Series Y bonds in full. These bonds were originally due in 2018. The balance of $2.7 million was paid on March 31, 2010, which includes the balance of $2.5 million plus accrued interest and an early redemption premium of 2.618%. The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Condensed Balance Sheets and will be amortized over the remaining term of the original bonds.

In April 2010, we provided notice to the bondholders of our intent to call the Series Z bonds in full. These bonds, originally due in 2021, were paid in full on June 1, 2010 with a payment of $21.8 million which included principal of $20.0 million, accrued interest and an early redemption premium of 4.675%. The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Condensed Balance Sheets and will be amortized over the remaining term of the original bonds.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of June 30, 2010, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating	Outlook
Moody's	A3	Stable
S&P *	BBB	Stable
Fitch	A-	Stable

* In July 2010, S&P upgraded our senior secured debt rating to BBB+.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2010. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 10, 2010

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