Form 10-Q
period 2010-09-30
BLACK HILLS POWER INC
filed 2010-11-10
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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

As of October 29, 2010, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASC 310-10-50	ASC 310-10-50, "Receivables"
ASC 810-10-15	ASC 810-10-15, "Consolidation of Variable Interest Entities"
ASC 820	ASC 820, "Fair Value Measurements"
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	Department of Energy
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
JPB	Consolidated Wyoming Municipalities Electric Power System Joint Power Board
MDU	MDU Resources Group, Inc.
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt-hours
NOx	Nitrogen Oxide
Participation Agreement	Amendment and Restated Wygen III Participation Agreement dated July 14, 2010 between the Company, MDU and JPB, which includes JPB as partial owner of Wygen III
PPA	Purchase Power Agreement
PPACA	Patient Protection and Affordability Care Act
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
SOx	Sulfur Dioxide
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Operating revenue	$59,051	$53,086	$169,978	$154,380

Operating expenses:
Fuel and purchased power	20,944	24,254	66,796	66,769
Operations and maintenance	8,522	7,460	25,938	23,584
Gain on sale of operating assets	(6,238)	—	(6,238)	—
Administrative and general	6,883	6,385	20,516	19,628
Depreciation and amortization	6,043	4,708	16,461	14,761
Taxes, other than income taxes	1,805	1,359	5,542	5,007
Total operating expenses	37,959	44,166	129,015	129,749

Operating income	21,092	8,920	40,963	24,631

Other income (expense):
Interest expense	(4,212)	(2,837)	(13,694)	(8,246)
Interest income	68	48	1,492	211
AFUDC - equity	266	2,593	2,503	5,270
Other income, net	22	17	160	814
Total other income (expense)	(3,856)	(179)	(9,539)	(1,951)

Income before income taxes	17,236	8,741	31,424	22,680
Income tax expense	(3,158)	(1,575)	(7,310)	(5,445)
Net income	$14,078	$7,166	$24,114	$17,235

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)
	September 30, 2010	December 31, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,641	$1,709
Receivables - customers, net	20,661	19,991
Receivables - affiliates, net	11,491	4,146
Other receivables, net	3,147	5,293
Money pool notes receivable	57,143	57,737
Materials, supplies and fuel	20,620	18,825
Regulatory assets, current	8,805	7,467
Other current assets	6,653	1,639
Total current assets	131,161	116,807

Investments	4,354	4,197

Property, plant and equipment	951,127	950,577
Less accumulated depreciation and amortization	(304,879)	(293,823)
Total property, plant and equipment, net	646,248	656,754

Other assets:
Regulatory assets - non-current	32,153	31,305
Other, non-current assets	3,688	3,730
Total other assets	35,841	35,035
TOTAL ASSETS	$817,604	$812,793

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$84	$32,025
Accounts payable	14,808	24,175
Accounts payable - affiliates	34,569	10,030
Accrued liabilities	18,213	17,892
Regulatory liabilities, current	852	1,238
Deferred income tax liabilities - current	1,131	1,853
Total current liabilities	69,657	87,213

Long-term debt, net of current maturities	276,442	297,044

Deferred credits and other liabilities:
Deferred income tax liability - non-current	108,860	96,207
Regulatory liabilities, non-current	27,634	14,955
Benefit plan liabilities	22,249	28,224
Other, deferred credits and other liabilities	10,185	10,952
Total deferred credits and other liabilities	168,928	150,338

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	240,534	216,420
Accumulated other comprehensive loss	(948)	(1,213)
Total stockholder's equity	302,577	278,198
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$817,604	$812,793

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Operating activities:
Net income	$24,114	$17,235
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,461	14,761
Deferred income tax	20,467	5,304
Employee benefits	3,060	3,337
Gain on sale of operating assets	(6,238)	—
AFUDC - equity	(2,503)	(5,270)
Other non-cash adjustments	5,615	142
Change in operating assets and liabilities -
Accounts receivable and other current assets	(14,663)	13,494
Accounts payable and other current liabilities	20,143	(9,249)
Regulatory assets	2,665	6,733
Regulatory liabilities	1,245	(216)
Contributions to employee benefit plans	(8,800)	—
Other operating activities	(8,818)	(6,258)
Net cash provided by operating activities	52,748	40,013

Investing activities:
Property, plant and equipment additions	(62,935)	(106,150)
Proceeds from sale of ownership interest in plant	62,000	32,783
Change in money pool note receivable from affiliate, net	594	—
Other investing activities	2,244	1,786
Net cash provided by (used in) investing activities	1,903	(71,581)

Financing activities:
Long-term debt - repayments	(52,543)	(2,000)
Change in money pool note payable to affiliates, net	—	34,714
Other financing activities	(1,176)	—
Net cash (used in) provided by financing activities	(53,719)	32,714

Increase in cash and cash equivalents	932	1,146

Cash and cash equivalents:
Beginning of period	1,709	4
End of period	$2,641	$1,150

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2010, December 31, 2009 and September 30, 2009 financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2010 and our financial condition as of September 30, 2010 and December 31, 2009 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

Recently Issued Accounting Standards and Legislation

Patient Protection and Affordable Care Act (HR 3590)

In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the PPACA as amended by the Healthcare and Education Reconciliation Act. The potential impact on the Company, if any, cannot be determined until regulations are promulgated under the PPACA.  Included among the provisions of the PPACA is a change in the tax treatment of the Medicare Part D subsidy (the "subsidy") which affects our Non-Pension Postretirement Benefit Plan. Internal Revenue Code Section 139A has been amended to eliminate the deduction of the subsidy in reducing income for years beginning after December 31, 2012. The impact of this change in the tax treatment of the subsidy had an immaterial effect on our financial position, results of operations and cash flows. The Company will continue to assess the accounting implications of the PPACA as related regulations and interpretations become available.

Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173)

In July 2010, the President of the United States signed into law comprehensive financial reform legislation under Dodd-Frank. Title VII of Dodd-Frank effectively regulates many derivative transactions in the United States that were previously unregulated, including swap transactions in the over-the-counter market. Among other things, Dodd-Frank (i) mandates the clearing of some swaps through regulated central clearing organizations and the trading of clearing swaps through regulated exchanges or swap execution facilities, in each case subject to certain key exemptions, and (ii) authorizes regulators to establish collateral and margin requirements for certain swap transactions that are not cleared. Dodd-Frank provides for a potential exception from these clearing and cash collateral requirements for commercial end-users and it includes a number of defined terms that will be used in determining how this exception applies to particular derivative transactions and the parties to those transactions. Significant rule-making by numerous governmental agencies, particularly the CFTC with respect to non-security commodities, will be required over the next several months to implement the restrictions, limitations, and requirements contemplated by Dodd-Frank, and we will continue to evaluate the impact as these rules become available.

Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASC 310-10-50)

In July 2010, the FASB issued an amendment to ASC 310-10-50, Receivables - Disclosures. The guidance requires additional disclosures that will facilitate financial statement user's evaluation of the nature of credit risk inherent in financing receivables, how that risk is analyzed in arriving at the allowance for credit losses, and the reason for any changes in the allowance for credit losses. These disclosures should be provided on a disaggregated basis but exempts trade receivables that have a contractual maturity of one year or less, receivables measured at lower of cost or fair value, and receivables measured at fair value with the changes in fair value reported in earnings. The adoption of this amendment should have no impact on our financial position, results of operations or cash flows. It is effective for interim and annual reporting periods ending on or after December 15, 2010.
(3)     ACCOUNTS RECEIVABLE

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. We regularly review our trade receivable allowance by considering such factors as historical experience, credit-worthiness, the age of the receivable balances and current economic conditions that may affect the ability to pay.

Following is a summary of accounts receivable balances (in thousands):

	September 30, 2010	December 31, 2009

Accounts receivable trade	$14,544	$14,703
Unbilled revenues	6,315	5,547
Total accounts receivable - customers	20,859	20,250
Allowance for doubtful accounts	(198)	(259)
Receivables - customers, net	$20,661	$19,991

(4)     REGULATORY ACCOUNTING

We had the following regulatory assets and liabilities (in thousands):

	Recovery Period	September 30, 2010	December 31, 2009

Regulatory assets:
Unamortized loss on reacquired debt	14 years	$3,079	$2,207
AFUDC	Up to 45 years	7,106	7,579
Defined benefit postretirement plans	Up to 17 years	21,024	21,024
Deferred energy costs	Less than one year	5,817	7,467
Other		3,932	495
Total regulatory assets		$40,958	$38,772

Regulatory liabilities:
Cost of removal for utility plant	Up to 53 years	$14,836	$13,678
Defined benefit postretirement plan	Up to 17 years	11,320	11
Other		2,330	2,504
Total regulatory liabilities		$28,486	$16,193

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

(5)     OTHER COMPREHENSIVE INCOME

The following table presents the components of Other comprehensive income (in thousands):

	Three Months Ended September 30, 2010
Net income		$14,078
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	43
Taxes	(15)
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		28

Reclassification adjustments included in net income	16
Taxes	(6)
Reclassification adjustments included in net income, net of tax		10

Comprehensive income		$14,116

	Nine Months Ended September 30, 2010
Net income		$24,114
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	360
Tax	(125)
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		235

Reclassification adjustments included in net income	48
Tax	(18)
Reclassification adjustments included in net income, net of tax		30

Comprehensive income		$24,379

	Three Months Ended September 30, 2009
Net income		$7,166
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	(42)
Taxes	15
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		(27)

Reclassification adjustments included in net income	16
Taxes	(6)
Reclassification adjustments included in net income, net of tax		10

Comprehensive income		$7,149

	Nine Months Ended September 30, 2009
Net income		$17,235
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	(42)
Tax	15
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		(27)

Reclassification adjustments included in net income	48
Tax	(17)
Reclassification adjustments included in net income, net of tax		31

Comprehensive income		$17,239

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets are as follows (in thousands):

	September 30, 2010	December 31, 2009
Derivatives designated as cash flow hedges	$(628)	$(893)
Employee benefit plans	(320)	(320)
Total Accumulated other comprehensive loss	$(948)	$(1,213)

(6)     RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands):

	September 30, 2010	December 31, 2009

Accounts receivable with related parties	$11,491	$4,146
Accounts payable with related parties	$34,569	$10,030

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

We had the following balances with the Utility Money Pool (in thousands):

	September 30, 2010	December 31, 2009

Notes receivable with Utility Money Pool, net	$57,143	$57,737

Advances under these notes bear interest at 2.75% above the daily LIBOR rate (which equates to 3.01% at September 30, 2010). Net interest income relating to balances for the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net interest expense (income)	$(121)	$42	$(171)	$1,126

Other Balances and Transactions

We transact various activities with related parties. The sales and purchases with related parties were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Transmission of electricity sold to Black Hills Wyoming	$216	$223	$1,158	$653
Electricity and dispatch services sold to Cheyenne Light	$171	$598	$1,045	$1,286

Expenses:
Coal purchases from WRDC	$4,033	$4,183	$13,569	$11,254
Excess power generated at Cheyenne Light	$2,545	$1,864	$7,255	$5,810
Natural gas from Enserco	$611	$934	$1,333	$1,512
Corporate support services from Parent	$3,101	$3,840	$11,317	$11,274

We have funds on deposit from Black Hills Wyoming for transmission system reserve which are included in Other, Deferred credits and other liabilities on the accompanying Condensed Balance Sheets. Interest on the funds accrues quarterly at an average quarterly prime rate (3.25% at September 30, 2010). We have transmission system reserve balances as follows (in thousands)

	September 30, 2010	December 31, 2009

Deferred credits and other liabilities	2,027	$1,978

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest expense	$16	$16	$48	$53

(7)     EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the "Plan") covering employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Plan are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$304	$287	$912	$871
Interest cost	820	786	2,462	2,357
Expected return on plan assets	(752)	(718)	(2,256)	(2,032)
Prior service cost	15	18	45	74
Net loss	344	377	1,030	1,236
Curtailment expense	—	189	—	189
Net periodic benefit cost	$731	$939	$2,193	$2,695

Pension Plan

In September 2010, bargaining unit participants in the Black Hills Corporation Pension Plan (the “Pension Plan”) voted to ratify a partial freeze to the Pension Plan which is effective January 1, 2011. The partial freeze eliminates new bargaining unit employees from participation in the Pension Plan, and freezes the benefits of current participants except for the following group: those participants who both 1) are age 45 or older as of December 31, 2010 and have 10 years or more of credited service as of January 1, 2011; and 2) elect to continue to accrue additional benefits under the pension plan and consequently forgo the additional age- and points-based employer contribution under the Company's 401(k) retirement savings plan. The assets and obligations for the Black Hills Corporation Pension Plan will be revalued at December 31, 2010 during the year-end valuation process and any pre-tax curtailment expense related to this partial freeze will be recorded by the Company in the fourth quarter of 2010.

Non-pension Defined Benefit Postretirement Plans

Employees who are participants in the Postretirement Healthcare Plans (the "Healthcare Plans") and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$94	$54	$282	$162
Interest cost	149	111	447	333
Amortization of prior service cost	(42)	—	(126)	—
Net loss	56	—	168	—
Net transition obligation	—	13	—	39
Net periodic benefit cost	$257	$178	$771	$534

It has been determined that the post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy. The decrease in net periodic postretirement benefit cost due to the subsidy was less than $0.1 million.

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the "Supplemental Plans"). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest cost	$25	$25	$75	$75
Net loss	7	11	21	33
Net periodic benefit cost	$32	$36	$96	$108

Contributions

We anticipate that we will make contributions to each of the benefit plans during 2010 and 2011. Contributions to the Healthcare Plan and the Supplemental Plan are expected to be made in the form of benefit payments. Contributions are as follows (in thousands):

	Nine Months Ended September 30, 2010	Remaining Anticipated Contributions for 2010	Anticipated Contributions for 2011

Defined Benefit Pension Plan	$8,800	$—	$—
Non-Pension Defined Benefit Postretirement Healthcare Plan	$244	$81	$400
Supplemental Non-qualified Defined Benefit Plan	$74	$24	$112

(8)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$2,641	$2,641	$1,709	$1,709
Derivative financial instruments - other current assets	$355	$355	$—	$—
Derivative financial instruments - accrued liabilities	$—	$—	$5	$5
Long-term debt, including current maturities	$276,526	$293,009	$329,069	$344,942

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

(9)     RISK MANAGEMENT ACTIVITIES AND DERIVATIVES

We hold natural gas in storage for use as fuel for generating electricity with our gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, we utilize various derivative instruments in managing risks associated with prices and seasonal level requirements.

As of September 30, 2010 and December 31, 2009, we had the following swaps and related balances (dollars, in thousands):

	Natural Gas Swaps
	September 30, 2010	December 31, 2009
Notional - forward purchase *	232,500	232,500
Notional - forward sale *	232,500	—
Maximum terms in months	1	10
Current derivative asset	$355	$—
Non-current derivative asset	$—	$—
Current derivative liability	$—	$5
Non-current derivative liability	$—	$—
Pre-tax accumulated other comprehensive income (loss) included in the Condensed Balance Sheets	$355	$(5)
Unrealized gain/(loss)	$—	$—

* Gas in MMBtus.

(10)     LONG-TERM DEBT

In February 2010, our Series AC bonds matured. These were paid in full for $30.0 million of principal plus accrued interest of $1.2 million.

In March 2010, we completed redemption of our Series Y 9.49% bonds in full. These bonds were originally due in 2018. A total of $2.7 million was paid on March 31, 2010, which included the principal balance of $2.5 million plus accrued interest and an early redemption premium of 2.618%. The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Condensed Balance Sheets and is being amortized over the remaining term of the original bonds.

In June 2010, we completed redemption of our Series Z 9.35% bonds in full. These bonds were originally due to mature in 2021. A total of $21.8 million was paid on June 1, 2010, which included the principal balance of $20.0 million plus accrued interest and an early redemption premium of 4.675%. The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Condensed Balance Sheets and is being amortized over the remaining term of the original bonds.

(11)     SUPPLEMENTAL CASH FLOWS INFORMATION

	Nine Months Ended September 30,
	January 1, 2010	January 1, 2009
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment financed with accrued liabilities	$2,920	$19,344

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(14,247)	$(9,098)
Income taxes	$8,392	$(494)

(12)     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, claims and litigation as described in Note 12 of the Notes to our Financial Statements in our 2009 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first nine months of 2010.

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our financial statements are adequate in light of the probable and estimable contingencies.  However, there can be no assurance that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2010, cannot be reasonably determined and could have a material adverse effect on our results of operations, financial position or cash flows.

Purchase Power Agreement and Partial Sale of Wygen III

In March 2010, we entered into a seven-year PPA and Purchase Option Agreement with the City of Gillette, Wyoming effective April 2010 that replaces a previous agreement. This PPA provided the City of Gillette, through the JPB, with an option to purchase a 23% ownership interest in our Wygen III facility which commenced commercial operations on April 1, 2010.

On July 14, 2010, we sold a 23% ownership interest in Wygen III to the JPB for $62.0 million. We recognized a gain of $6.2 million on the sale. The JPB exists for the purpose of, among other things, financing the electrical system of the City of Gillette. The transaction entitles the JPB to approximately 25.3 MW for the life of the plant. The purchase terminates the current PPA with the City of Gillette, and the Participation Agreement provides that the City of Gillette pay us for administrative services and share in the costs of operating the plant for the life of the facility.

(13)     SUBSEQUENT EVENT

Osage Power Plant

On October 1, 2010 we suspended the operations of our 62 year old, 34.5 MW coal-fired Osage power plant located in Osage, Wyoming which was put into operations in 1948. Osage will remain an asset in the generation portf olio and maintain all operating permits so the plant will have the ability to resume full operations, if needed.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues	$59,051	$53,086	$169,978	$154,380
Fuel and purchased power	20,944	24,254	66,796	66,769
Gross margin	38,107	28,832	103,182	87,611

Operations and maintenance, administrative and general, depreciation expenses	23,253	19,912	68,457	62,980
Gain on sale of operating assets	(6,238)	—	(6,238)	—
Operating income	21,092	8,920	40,963	24,631

Interest expense, net	(4,144)	(2,789)	(12,202)	(8,035)
Other income, net	22	17	160	814
AFUDC - equity	266	2,593	2,503	5,270
Income tax expense	(3,158)	(1,575)	(7,310)	(5,445)
Net income	$14,078	$7,166	$24,114	$17,235

The following tables provide certain operating statistics (dollars in thousands):

	Electric Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
Customer Base	2010	Percentage Change	2009	2010	Percentage Change	2009
Commercial	$18,529	18%	$15,694	$49,172	10%	$44,888
Residential	13,492	21%	11,132	39,517	10%	35,804
Industrial	5,402	15%	4,714	16,243	12%	14,494
Municipal Sales	850	9%	778	2,251	9%	2,074
Total retail sales	38,273	18%	32,318	107,183	10%	97,260
Contract wholesale	4,758	(27)%	6,488	18,554	(1)%	18,672
Wholesale off system	9,695	1%	9,625	26,950	10%	24,610
Total electric sale	52,726	9%	48,431	152,687	9%	140,542
Other revenues	6,325	36%	4,655	17,291	25%	13,838
Total revenues	$59,051	11%	$53,086	$169,978	10%	$154,380

	Megawatt Hours Sold
	Three Months Ended September 30,			Nine Months Ended September 30,
Customer Base	2010	Percentage Change	2009	2010	Percentage Change	2009
Commercial	195,634	(6)%	207,939	544,935	(1)%	553,150
Residential	122,123	8%	113,266	410,561	4%	395,865
Industrial	90,426	13%	80,222	278,514	7%	260,190
Municipal sales	9,008	(9)%	9,894	24,811	(3)%	25,556
Total retail sales	417,191	1%	411,321	1,258,821	2%	1,234,761
Contract wholesale	83,013	(49)%	161,796	371,736	(22)%	473,723
Wholesale off system	309,297	(0)%	309,770	839,408	7%	784,173
Total electric sales	809,501	(8)%	882,887	2,469,965	(1)%	2,492,657
Losses and company use	42,203	37%	30,764	95,714	(2)%	98,057
Total energy	851,704	(7)%	913,651	2,565,679	(1)%	2,590,714

	Electric Utility Power Plant Availability
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Coal-fired plants *	94.8%	(a)	97.7%	(b)	93.1%	(a)	90.5%	(b)
Other plants	98.2%		99.6%		98.9%		97.1%
Total availability	96.1%		98.5%		95.4%		93.4%
___________________________
(a) 2010 reflect the addition of Wygen III which commenced commercial operations on April 1, 2010. Wygen III's availability during the three and nine months ended September 30, 2010 was 96.6% and 91.2%, respectively.

(b)    2009 reflects major outages at Neil Simpson I and Neil Simpson II coal-fired plants. The Neil Simpson I outage was scheduled for 31 days and was subsequently extended to 39 days. The Neil Simpson II outage was scheduled for 18 days and was subsequently extended to 27 days. The outages were extended on both units for major rotor damage discovered during the overhauls.

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,			Nine Months Ended September 30,
Generated -	2010	Percentage Change	2009	2010	Percentage Change	2009
Coal-fired	525,000	13%	465,068	1,514,831	21%	1,251,276
Gas-fired	11,780	(58)%	28,251	15,724	(55)%	35,076
	536,780	9%	493,319	1,530,555	19%	1,286,352

Purchased	314,924	(25)%	420,332	1,035,124	(21)%	1,304,362
Total Generated and Purchased	851,704	(7)%	913,651	2,565,679	(1)%	2,590,714

	Degree Days		Degree Days
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Heating and cooling degree days:
Actual -
Heating degree days	188	178	4,484	4,705
Cooling degree days	456	303	521	354

Variance from normal -
Heating degree days	(17)%	(22)%	(3)%	4%
Cooling degree days	(8)%	(39)%	(12)%	(41)%

Amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in comparative amounts may result due to rounding.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009. Net income was $14.1 million compared to $7.2 million for the same period in the prior year primarily due to the following:

Gross margin: Gross margin increased $9.3 million primarily due to an increase of $6.2 million related to the impact of the outcome of the rate case during 2010, an increase of $2.1 million in off-system margins, and increased intercompany revenues of $0.3 million related to a shared services agreement.

Operating, general and administrative, depreciation expenses: Operating expenses increased $3.3 million primarily due to additional operating costs of $1.4 million and an increase of $1.3 million in depreciation expense associated with the Wygen III plant which commenced commercial operations on April 1, 2010, and an increase of $0.6 million in intercompany costs associated with a shared services agreement.

Gain on sale of operating assets: Gain on sale of operating assets of $6.2 million resulted from the partial sale of Wygen III to the City of Gillette.

Interest expense, net: Interest expense, net increased $1.4 million primarily due to higher interest expense of $1.0 million on the first mortgage bonds partially offset by a $0.6 million decrease in AFUDC associated with the borrowed funds component due to the completed construction at Wygen III.

Other income, net: Other income, net decreased $2.3 million primarily due to a decrease in AFUDC-equity.

Income tax, expense: The effective tax rate was comparable to the same period in the prior year. However, the effective tax rate was impacted by a $2.2 million tax benefit for a repairs deduction taken for tax purposes and the flow-through treatment of the associated tax benefit resulting from a rate case settlement offset by lower tax benefit from AFUDC-equity which decreased upon commercial operations of Wygen III.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009. Net income was $24.1 million compared to $17.2 million for the same period in prior year primarily due to the following:

Gross margin: Gross margin increased $15.6 million primarily due to the impact of $12.1 million related to the outcome of the rate case during 2010, an increase of $2.6 million from off-system margins, and increased intercompany revenues of $1.5 million associated with a shared services agreement.

Operating expenses: Operating expenses increased $5.5 million primarily due to a $2.7 million increase in operating expenses associated with the Wygen III plant which commenced commercial operations on April 1, 2010, an increase of $1.7 million in depreciation expense primarily associated with the Wygen III plant which commenced commercial operations on April 1, 2010, an increase of $0.7 million in property taxes and an increase of $1.8 million in intercompany costs associated with a shared services agreement.

Gain on sale of operating assets: Gain on sale of operating assets of $6.2 million resulted from the partial sale of Wygen III to the City of Gillette.

Interest expense, net: Interest expense, net increased $4.2 million primarily due to a higher interest expense on the first mortgage bonds partially offset by a $0.4 million decrease in AFUDC associated with the borrowed funds component due to the completed construction at Wygen III.

Other income, net: Other income decreased $3.4 million primarily due to a decrease in AFUDC-equity of $2.8 million and recognition of $0.5 million from the sale of Wygen III in the prior year.

Income tax, expense: The effective tax rate was comparable to the same period in the prior year. However, the effective tax rate was impacted by a $2.2 million tax benefit for a repairs deduction taken for tax purposes and the flow-through treatment of the associated tax benefit resulting from a rate case settlement partially offset by lower tax benefit from AFUDC-equity which decreased upon commercial operations of Wygen III.

Significant Events

Osage Power Plant

On October 1, 2010 we suspended the operations of our 62 year old, 34.5 MW coal-fired Osage Power Plant located in Osage, Wyoming. The Osage plant consumed 103,100 tons of coal during the first six months of 2010 and 247,100 tons of coal during 2009. Osage will remain an asset in the generation portfolio and maintain all operating permits so the plant will have the ability to resume full operations, if needed.

Sale of Partial Ownership in Wygen III

In March 2010, we entered into a seven-year PPA and Purchase Option Agreement with the City of Gillette, Wyoming effective April 2010 that replaced a previous PPA entered into in 1998. This new agreement provided the City of Gillette, through the JPB, with an option to purchase a 23% ownership interest, or approximately 25.3 MW, in our Wygen III facility which commenced commercial operations on April 1, 2010. The JPB exists for the purpose of, among other things, financing the electrical system of the City of Gillette. The City of Gillette exercised this option on July 14, 2010 and the JPB purchased the 23% ownership interest in Wygen III for $62.0 million for which we will recognize a gain on the sale of approximately $6.2 million. Under the Participation Agreement among the owners of Wygen III, we will continue to operate Wygen III and the City of Gillette will pay us for administrative services and its share in the costs of operating the plant for the life of the facility. The PPA dated March 2010 terminated upon the closing of the transaction.

Smart Grid Funding

In April 2010, we reached an agreement with the DOE for smart grid funding through grants totaling $9.6 million made available through the American Recovery and Reinvestment Act of 2009. The grants will enable us to install smart meters and related communications infrastructure and information technology software and equipment. We expect to complete installation of these meters in 2011.

Wygen III Power Plant Project

Construction of our 110 MW coal-fired base load electric generation facility, Wygen III, was completed and it commenced commercial operations on April 1, 2010. The cost of construction is approximately $255 million, which includes estimates of AFUDC. In April 2009, we sold a 25% ownership interest to MDU. At closing, MDU made a payment to us for its 25% share of the costs to date for the on-going construction of the facility. As described above, in July 2010, we sold an additional 23% ownership in Wygen III to the City of Gillette.

Rate Case Filed with the SDPUC

In 2009, we filed a rate case with the SDPUC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred during the past four years. We were seeking a $32.0 million, or 26.6%, increase in annual utility revenues. In March 2010, the SDPUC approved interim rates for a 20% increase in rates effective April 1, 2010 for South Dakota customers. On July 7, 2010, the SDPUC approved a final revenue increase of $15.2 million or 12.7% effective April 1, 2010. The final settlement represented a rate base increase of $22.0 million, or 19.4%.

As part of the rate case settlement, we have agreed that (a) 65% of our off-system sales income will be credited to ratepayers with a minimum credit of $2.0 million per year; (b) our rates will reflect a South Dakota Surplus Energy Credit of $2.5 million in year one (fiscal year ending March 2011), $2.25 million in year two, $2.0 million in year three and zero thereafter; and (c) a three year moratorium on any rate case filings excluding any extraordinary events as defined in the stipulation agreement.

Rate Case Filed with the WPSC

On October 19, 2009, we filed a rate case with the WPSC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred since 1995. We were seeking a $3.8 million increase in annual utility revenues. On May 13, 2010, the WPSC approved an annual rate increase of $3.1 million effective June 1, 2010.

Financing Transactions and Short-Term Liquidity

Financing

In February 2010, our Series AC bonds matured. These were paid in full for $30.0 million plus accrued interest of $1.2 million.

In March 2010, we completed a call of our Series Y 9.49% bonds in full. These bonds were originally due in 2018. A total of $2.7 million was paid on March 31, 2010, which includes the balance of $2.5 million plus accrued interest and an early redemption premium of 2.618%.

In June 2010, we completed a call of our Series Z 9.35% bonds in full. These bonds, originally due in 2021, were paid in full on June 1, 2010 with a payment of $21.8 million which included principal of $20.0 million, accrued interest and an early redemption premium of 4.675%.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of September 30, 2010, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating	Outlook
Fitch	A-	Stable
Moody's	A3	Stable
S&P	BBB+	Stable

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

•Our ability to remedy any deficiencies that may be identified in the review of our internal controls;

•Our ability to successfully complete labor negotiations with our union;

•Our ability to recover our borrowing costs, including debt service costs, in our customer rates;

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

•Our ability to effectively use derivative financial instruments to hedge commodity risks;

•Our ability to minimize defaults on amounts due from counterparty transactions;

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

•Weather and other natural phenomena;

•	Industry, market, political and economic changes, including the impact of consolidations and changes in competition;

•The effect of accounting policies issued periodically by accounting standard-setting bodies;

•	The cost and effects on our business, including insurance, resulting from terrorist actions or responses to such actions or events;

•	The outcome of any ongoing or future litigation or similar disputes and the impact on any such outcome or related settlements on our financial condition or results of operations;

•Price risk due to marketable securities held as investments in benefit plans;

•General economic and political conditions, including tax rates or policies and inflation rates; and

•Other factors discussed from time to time in our other filings with the SEC.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2010. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Effective August 1, 2010, the Company implemented a new financial and human resource system. Although many financial processes were changed, the underlying internal controls did not materially change. The new financial and human resource system was implemented as part of a corporate unification project of Black Hills Corp. and was not undertaken in response to any actual or perceived significant deficiencies in the Company's internal control over financial reporting. The new system streamlines processes by consolidating two financial systems into one, standardizes accounting systems, is intended to improve management reporting and will consolidate accounting functions for the Parent Company and its subsidiaries.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.    Legal Proceedings

For information regarding legal proceedings, see Note 12 of Notes to Financial Statements in Item 8 of our 2009 Annual Report on Form 10-K and Note 12 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 12 is incorporated by reference into this item.

Item 1A.    Risk Factors

Except to the extent updated or described below, our Risk Factors are documented in Item 1A. of     Part I in our Annual Report on Form 10-K for the year ended December 31, 2009.

Municipal governments may seek to limit or deny franchise privileges.

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

Federal and state laws concerning climate change and air emissions may materially increase our generation and production costs and could render some of our generating units uneconomical to operate and maintain.

We own and operate regulated and non-regulated fossil-fuel generating plants in South Dakota and Wyoming. We recently completed another fossil-fuel generating plant in Wyoming. Recent developments under federal and state laws and regulation governing air emissions from fossil-fuel generating plants will likely result in more stringent emission limitations, which could have a material impact on our costs or operations.

On April 2, 2007, the U.S. Supreme Court issued a decision in the case of Massachusetts v. U.S. Environmental Protection Agency, holding that carbon dioxide and other GHG emissions are pollutants subject to regulation under the motor vehicle provisions of the Clean Air Act. The case was remanded to the United States Environmental Protection Agency (the "EPA") for further rule-making to determine whether GHG emissions may reasonably be anticipated to endanger public health or welfare, or alternatively, to explain why GHG emissions should not be regulated.  On April 17, 2009, the EPA signed its proposed Endangerment and Cause or Contribute Finding for Greenhouse Gases under Section 202 of the Clean Air Act.  Although this proposal does not specifically address stationary sources, such as power generation plants, the general endangerment finding relative to GHG's could support such a proposal by the EPA for stationary sources.  On October 30, 2009, the EPA published final rules regarding a mandatory GHG reporting regimen, the purpose of which would be to collect data to inform future policy and regulatory decisions.

On June 23, 2010, the EPA published in the Federal Register the Greenhouse Gas Tailoring Rule, implementing regulation of greenhouse gases for permitting purposes. This rule will impact Black Hills in the event of a major modification at an existing facility or in the event of construction of a new major source. Existing permitted facilities will see monitoring and reporting requirements incorporated into their operating permits upon renewal. New projects or major modifications to existing projects will result in a Best Available Control Technology review that could result in more stringent emissions control practices and technologies.

On April 29, 2010, the EPA published in the Federal Register the proposed Industrial and Commercial Boiler Hazardous Air Pollutant (IB MACT) regulations, proposing hazardous air pollutant related emission limits and monitoring requirements.  The final rule has a court ordered deadline of January 16, 2011 and as proposed, will have a significant impact on our Neil Simpson 1, Osage, and Ben French facilities.  The regulation currently has a three year compliance window and will require engineering evaluations to determine economic viability of continued operations of these units. In our current opinion, the proposed regulations will lead to retirement of these units within three years of the effective date of the final rule.

On June 21, 2010, the EPA published in the Federal Register the proposed coal combustion residuals regulations.  The regulations are complex and contain various options and at this time we cannot determine an accurate impact on our operations.  EPA is expected to propose the Electric Utility MACT regulation for control of hazardous air pollutants, in the first quarter of 2011. Certain requirements of that regulation could have significant impacts on Neil Simpson 2 and Wygen III. Also late in 2011 EPA is scheduled to issue updated regulations for wastewater discharges from electric generating units, which could have a significant impact on all of our generating fleet.

In addition, various climate change bills are under consideration in Congress. Due to uncertainty as to the final outcome of federal climate change legislation, or regulatory changes under the Clean Air Act, we cannot definitively estimate the effect of GHG regulation on our results of operations, cash flows or financial position. The impact of GHG legislation or regulation upon our company will depend upon many factors, including but not limited to the timing of implementation, the GHG sources that are regulated, the overall GHG emissions cap level, and the availability of technologies to control or reduce GHG emissions. If a "cap and trade" structure is implemented, the impact will also be affected by the degree to which offsets are allowed, the allocation of emission allowances to specific sources, and the effect of carbon regulation on natural gas and coal prices.

New or more stringent regulations, including GHG emissions limitations or other energy efficiency requirements, such as the EPA's recently published Greenhouse Gas Tailoring Rule, which will require additional monitoring and reporting requirements for existing and new facilities, would require, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, and the closure of certain generating facilities. To the extent our regulated fossil-fuel generating plants are included in rate base, we will attempt to recover costs associated with complying with emission standards or other requirements. We will also attempt to recover the emission compliance costs of our non-regulated fossil-fuel generating plants from utility and other purchasers of the power generated by our non-regulated power plants. Any unrecovered costs could have a material impact on our results of operations and financial condition. In addition, future changes in environmental regulations governing air emissions could render some of our power generating units more expensive or uneconomical to operate and maintain.

We own regulated electric utilities that serve customers in South Dakota, Wyoming, and Montana. To a varying degree Montana has adopted mandatory renewable portfolio standards that require electric utilities to supply a minimum percentage of the power delivered to customers from renewable resources (e.g., wind, solar, biomass) by a certain date in the future. These renewable energy portfolio standards have increased the power supply costs of our electric operations. If these states increase their renewable energy portfolio standards, or if similar standards are imposed by the other states in which we operate electric utilities, our power supply costs will further increase. Although we will seek to recover these higher costs in rates, any unrecovered costs could have a material negative impact on our results of operations and financial condition.

Increased risks of regulatory penalties could negatively impact our business.
The Energy Policy Act of 2005 increased the Federal Energy Regulatory Commission's (“FERC”) civil penalty authority for violation of FERC statutes, rules and orders.  FERC can now impose penalties of $1.0 million per violation, per day, and other regulatory agencies that impose compliance requirements relative to our business also have civil penalty authority.  In addition, FERC has delegated certain aspects of authority for enforcement of electric system reliability standards to the North American Electric Reliability Corporation, with similar penalty authority for violations. Many rules that were historically subject to voluntary compliance are now mandatory and subject to potential civil penalties for violations.  If a serious violation did occur, and penalties were imposed by FERC or another federal agency, this action could have a material adverse effect on our operations or our financial results.

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

Dated: November 10, 2010

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