Form 10-K/A
period 2009-12-31
BLACK HILLS POWER INC
filed 2011-02-14
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 1-7978

BLACK HILLS POWER, INC.

Incorporated in South Dakota	IRS Identification Number 46-0111677
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“Report”), initially filed with the Securities and Exchange Commission on March 10, 2010, is being filed to correct the contents of Exhibits 31.1 and 31.2, certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 that were originally filed with the Report.  No other information contained in the Report is being amended.  Accordingly, this Amendment should be read in conjunction with the Report and our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

	2.	Schedules

		Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007.

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements included in this Form 10-K.

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

23*	Independent Auditors' Consent (filed as Exhibit 23 to the Registrant’s 2009 Form 10-K filed March 10, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s 2009 Form 10-K filed March 10, 2010).

32.2*
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s 2009 Form 10-K filed March 10, 2010).

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

BLACK HILLS POWER, INC.

	By	/s/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President and Chief Financial Officer

Dated: February 14, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).

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

23*	Independent Auditors' Consent (filed as Exhibit 23 to the Registrant’s 2009 Form 10-K filed March 10, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s 2009 Form 10-K filed March 10, 2010).

32.2*
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s 2009 Form 10-K filed March 10, 2010).

__________________________
*	Previously filed as part of the filing indicated and incorporated by reference herein.