Form 10-Q/A
period 2010-03-31
BLACK HILLS POWER INC
filed 2011-02-15
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number 1-7978

Black Hills Power, Inc.
Incorporated in South Dakota	IRS Identification Number 46-0111677
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (“Report”), initially filed with the Securities and Exchange Commission on May 11, 2010, is being filed to correct the contents of Exhibits 31.1 and 31.2, certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 that were originally filed with the Report.  No other information contained in the Report is being amended.  Accordingly, this Amendment should be read in conjunction with the Report and our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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

Exhibit 32.1*
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Form 10-Q filed May 11, 2010).

Exhibit 32.2*
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Form 10-Q filed May 11, 2010).

*Previously filed as part of the filing indicated and incorporated by reference herein.

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

Exhibit 32.1*
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Form 10-Q filed May 11, 2010).

Exhibit 32.2*
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Form 10-Q filed May 11, 2010).

*Previously filed as part of the filing indicated and incorporated by reference herein.