Form 10-Q/A
period 2010-09-30
BLACK HILLS POWER INC
filed 2011-02-15
CIK 12400

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (“Report”), initially filed with the Securities and Exchange Commission on November 10, 2010, is being filed to correct the contents of Exhibits 31.1 and 31.2, certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 that were originally filed with the Report.  No other information contained in the Report is being amended.  Accordingly, this Amendment should be read in conjunction with the Report and our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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

Exhibit 32.1*
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Form 10-Q filed November 10, 2010).

Exhibit 32.2*
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Form 10-Q filed November 10, 2010).

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

Exhibit 32.1*
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Form 10-Q filed November 10, 2010).

Exhibit 32.2*
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Form 10-Q filed November 10, 2010).

*Previously filed as part of the filing indicated and incorporated by reference herein.