Form 10-K
period 2010-12-31
BLACK HILLS POWER INC
filed 2011-03-08
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

®	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File Number 1-07978

BLACK HILLS POWER, INC.

Incorporated in South Dakota	IRS Identification Number 46-0111677
625 Ninth Street, Rapid City, South Dakota 57701

Registrant's telephone number, including area code: (605) 721-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ☒    No    ®

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    ☒    No    ®

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒    No    ®

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes    ®    No    ®

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
Large accelerated filer    ®    Accelerated filer    ®    Non-accelerated filer    ☒     Smaller reporting company     ®

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ®    No    ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

All outstanding shares are held by the Registrant's parent company, Black Hills Corporation. Accordingly, the aggregate market value of the voting common stock of the Registrant held by non-affiliates is $0.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011
Common stock, $1.00 par value	23,416,396 shares

Reduced Disclosure
The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASC 310-10-50	ASC 310-10-50, "Disclosure About the Credit Quality of Financing Receivables and the Allowance for Credit Losses"
ASC 810-10-15	ASC 810-10-15, "Consolidation of Variable Interest Entities"
Basin Electric	Basin Electric Power Cooperative
BHC	Black Hills Corporation, Parent
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of the Parent Company, that was formerly known as Black Hills Energy, Inc.
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of BHC
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect, wholly-owned subsidiary of Black Hills Electric Generation, Inc., a subsidiary of Black Hills Non-regulated Holdings
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of BHC
City of Gillette	The City of Gillette, Wyoming, affiliate of the JPB. The JPB financed the purchase of 23% of the Wygen III power plant for the City of Gillette
CO2	Carbon Dioxide
Colorado Electric	Black Hills Colorado Electric Utility Company, LP, (doing business as Black Hills Energy), an indirect, wholly-owned subsidiary of Black Hills Utility Holdings
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
Enserco	Enserco Energy Inc., a wholly-owned subsidiary of Black Hills Non-Regulated Holdings, LLC
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
IRS	Internal Revenue Service
JPB	Consolidated Wyoming Municipalities Electric Power System Joint Powers Board. The JPB exists for the purpose of, among other things, financing the electrical system of the City of Gillette.
KV	Kilovolt
LIBOR	London Interbank Offered Rate
MACT	Maximum Achievable Control Technology
MAPP	Mid-Continent Area Power Pool
MDU	Montana Dakota Utilities Company
MEAN	Municipal Energy Agency of Nebraska
MMBtu	Million British thermal units

Moody's	Moody's Investor Services, Inc.
MTPSC	Montana Public Service Commission
MW	Megawatts
MWh	Megawatt-hours
NOL	Net operating loss
NQDC	Non-Qualified Deferred Compensation Plan
PPA	Power Purchase Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSD	Prevention of Significant Deterioration
PUHCA	Public Utility Holding Company Act of 2005
RMSA	Retiree Medical Savings Account
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
SO2	Sulfur Dioxide
S&P	Standard & Poor's Rating Services
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corporation, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, LLC

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

•	Liabilities related to environmental conditions, including remediation and reclamation obligations under environmental laws;

•
Federal and state laws concerning climate changes and air emissions, including emission reduction mandates and renewable energy portfolio standards, which may materially increase our generation and production costs and could render some of our generating units uneconomical to operate and maintain;

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

Unless the context otherwise requires, references in this Form 10-K to "the Company," "we," "us" and "our" refer to Black Hills Power, Inc.

We engage in the generation, transmission and distribution of electricity. We have a solid foundation of revenues, earnings and cash flow that support our capital expenditures, dividends to our Parent, and our overall performance and growth.

As of December 31, 2010, our ownership interests in electric generation plants were as follows:

Unit	Fuel Type	Location	Ownership Interest %	Owned Capacity (MW)	Year Installed
Wygen III (1)	Coal	Gillette, WY	52%	57.2	2010
Neil Simpson II	Coal	Gillette, WY	100%	90.0	1995
Wyodak (2)	Coal	Gillette, WY	20%	72.4	1978
Osage (3)	Coal	Osage, WY	100%	34.5	1948-1952
Ben French	Coal	Rapid City, SD	100%	25.0	1960
Neil Simpson I	Coal	Gillette, WY	100%	21.8	1969
Neil Simpson CT	Gas	Gillette, WY	100%	40.0	2000
Lange CT	Gas	Rapid City, SD	100%	40.0	2002
Ben French Diesel #1-5	Oil	Rapid City, SD	100%	10.0	1965
Ben French CTs #1-4	Gas/Oil	Rapid City, SD	100%	100.0	1977-1979

(1)    Construction of Wygen III, a 110 MW mine-mouth coal-fired power plant was completed in April 2010. We operate the plant and own a 52% interest in the facility, MDU owns a 25% interest and the City of Gillette owns a 23% interest. The WRDC coal mine furnishes all of the coal fuel supply for the plant.
(2)    Wyodak is a 362 MW mine-mouth coal-fired power plant owned 80% by PacifiCorp and we own 20%. This baseload plant is operated by PacifiCorp and the WRDC coal mine furnishes all of the coal fuel supply for the plant.
(3)    Operations at the Osage plant were suspended October 1, 2010 due to the availability of more economical generation alternatives.

Distribution and Transmission. Our distribution and transmission system serves approximately 68,000 electric customers, with an electric transmission system of 565 miles of high voltage lines (greater than 69 KV) and 2,933 miles of lower voltage lines. In addition, we jointly own 47 miles of high voltage lines with Basin Electric. Our service territory covers areas of western South Dakota, northeastern Wyoming and southeastern Montana with a strong and stable economic base. Approximately 83% of our retail electric revenues in 2010 were generated in South Dakota. We are subject to regulation by the SDPUC, the WPSC and the MTPSC.

The following are characteristics of our distribution and transmission businesses:

•
We have a diverse customer and revenue base. Our revenue mix for the year ended December 31, 2010 was comprised of 29% commercial, 23% residential, 10% contract wholesale, 16% wholesale off-system, 10% industrial and 12% municipal sales and other revenue.

•
We own 35% and Basin Electric owns 65% of a DC transmission tie that interconnects the Western and Eastern transmission grids, which are independently-operated transmission grids serving the western United States and the Eastern United States, respectively. This transmission tie provides transmission access to both the WECC region in the West and the MAPP region in the East. Our system is located in the WECC region. The total transfer capacity of the tie is 200 MW from West to East and 200 MW from East to West. This transmission tie allows us to buy and sell energy in the Eastern interconnection without having to isolate and physically reconnect load or generation between the two electrical transmission grids. The transmission tie accommodates scheduling transactions in both directions simultaneously. This transfer capability provides additional opportunity to sell our excess generation or to make economic purchases to serve our native load and our contract obligations, and to take advantage of the power price differentials between the two electric grids. Additionally, our system is capable of directly interconnecting up to 80 MW of generation or load to the Eastern transmission grid. Transmission constraints within the MAPP transmission system may limit the amount of capacity that may be directly interconnected to the Eastern system at any given time.

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

Power Sales Agreements. We sell a portion of our current load under long-term contracts. Our key contracts include:

•
In conjunction with MDU's April 2009 purchase of a 25% ownership interest in Wygen III, an agreement to supply 74 MW of capacity and energy through 2016 was modified. The sales to MDU have been integrated into our control area and are considered part of our firm native load. MWs from the Wygen III unit are deemed to supply a portion of the required 74 MW. During periods of reduced production at Wygen III, or during periods when Wygen III is off-line, MDU will be provided with its 25 MW from our other generation facilities or from system purchases with reimbursement of costs by MDU;

•
An agreement with the City of Gillette to dispatch the City's 23% of Wygen III's net generating capacity for the life of the plant. Upon the City of Gillette's July 2010 purchase of a 23% ownership interest in Wygen III, a seven year PPA with the City of Gillette effective April 2010, was terminated. The City of Gillette's 23 MW of Wygen III capacity has been integrated into our control area and are considered part of our firm native load. During periods of reduced production at Wygen III, or during periods when Wygen III is off-line, we will provide the City of Gillette with its first 23 MW from our other generation facilities or from system purchases with reimbursement of costs by the City of Gillette. Under this agreement we will also provide the City of Gillette their operating component of spinning reserves;

•
An agreement under which we supply 20 MW of energy and capacity to MEAN under a contract that expires in 2023. This contract is unit-contingent based on the availability of our Neil Simpson II and Wygen III plants, with capacity purchase decreasing to 15 MW in 2018, 12 MW in 2020 and 10 MW in 2022. The unit-contingent capacity amounts from Wygen III and Neil Simpson II are as follows:

2010-2017	20 MW - 10 MW contingent on Wygen III and 10 MW contingent on Neil Simpson II
2018-2019	15 MW - 10 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II
2020-2021	12 MW - 6 MW contingent on Wygen III and 6 MW contingent on Neil Simpson II
2022-2023	10 MW - 5 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II; and

•	A five-year PPA with MEAN which commenced in May 2010 whereby MEAN will purchase 5 MW of unit-contingent capacity from Neil Simpson II and 5 MW of unit-contingent capacity from Wygen III.

Regulated Power Plants and Purchased Power. Our electric load is primarily served by our generating facilities in South Dakota and Wyoming, which provide 491 MW of generating capacity, with the balance supplied under purchased power and capacity contracts. Approximately 58% of our energy requirements in 2010 came from coal-fired and 42% was supplied under the following purchased power contracts:

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

Since 1995, we have been a net producer of energy. Our 2010 winter peak system load was 377 MW and our 2010 summer peak load was 396 MW. None of our generation is restricted by hours of operation, thereby providing us the ability to generate power to meet demand whenever necessary and economically feasible. We have historically optimized the utilization of our power supply resources by selling wholesale power to other utilities and to power marketers in the spot market, and through short-term sales contracts primarily in the WECC and MAPP regions. Our 301 MW of low-cost, coal-fired resources supports most of our native load requirements and positions us for wholesale off-system sales.

Shared Services Agreement. During 2010, we entered into a shared services agreement with Cheyenne Light and Black Hills Wyoming whereby each entity charges for the use of assets and the performance of services being used by or performed for an affiliate entity. The revenues and expenses associated with these assets are not eliminated as they are included in rate base.

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

Until April 1, 2010 South Dakota had three adjustment mechanisms: transmission, steam plant fuel and conditional energy cost adjustment. The transmission and steam plant fuel adjustment clauses would either pass along or give credits back to South Dakota customers based on actual costs incurred on a yearly basis. The conditional energy cost adjustment related to purchased power and natural gas used to generate electricity. These costs were subject to $2.0 million and $1.0 million thresholds where we absorbed the first $2.0 million of increased costs or retained the first $1.0 million in savings. Beyond these thresholds, costs or refunds were passed on to South Dakota customers through annual calendar-year filings.

In South Dakota beginning April 1, 2010, the steam plant fuel and conditional energy cost adjustment were combined into a single cost adjustment called the Fuel and Purchased Power Adjustment clause. The Fuel and Purchased Power Adjustment Clause provides for the direct recovery of increased fuel and purchased power costs incurred to serve South Dakota customers. The Fuel and Purchased Power Adjustment clause was modified in the rate case settlement for our power marketing. It now contains a power marketing operating income sharing mechanism in which South Dakota customers will receive a credit equal to 65% of power marketing operating income and adjusts the methodology to directly assign renewable resources and firm purchases to the customer load. In Wyoming beginning June 1, 2010 a similar Fuel and Purchase Power Cost Adjustment was instituted.

Rate Increase Settlement

South Dakota

On September 30, 2009, we filed a rate case with the SDPUC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred during the past four years. We requested a $32.0 million, or 26.6%, increase in annual utility revenues. In March 2010, the SDPUC approved a 20% increase in interim revenues, subject to refund, effective April 1, 2010 for South Dakota customers. On July 7, 2010, the SDPUC approved a final revenue increase of $15.2 million, or 12.7%, and a base rate increase of $22 million, or 19.4% with an effective date of April 1, 2010. The approved capital structure and return on equity are confidential. A refund was provided to customers in the third quarter of 2010.

As part of the settlement stipulation, we agreed (1) to credit customers 65% of power marketing operating income with a minimum of $2.0 million per year; (2) that rates will include a South Dakota Surplus Energy Credit of $2.5 million in year one (fiscal year ending March 2011), $2.25 million in year two, $2.0 million in year three and zero thereafter; and (3) a moratorium until April 2013 for any base rate increases excluding any extraordinary events as defined in the stipulation agreement; while (4) the SDPUC agreed to adjust the power marketing sales portion of the Fuel and Purchased Power Adjustment clause to directly assign renewable resources and firm purchases to the customer load.

Wyoming

On October 19, 2009, we filed a rate case with the WPSC requesting an electric revenue increase of $3.8 million to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred since 1995. On May 4, 2010, we filed a settlement stipulation agreement with the WPSC for a $3.1 million increase in annual revenues. On May 13, 2010, WPSC approved these new rates based on a return on equity of 10.5% with a capital structure of 52% equity and 48% debt. Rates went into effect on June 1, 2010.

FERC Transmission Tariff

On February 10, 2009, FERC approved a formulaic approach to the method used to determine the revenue component of our open access transmission tariff, and increased our annual transmission revenue requirement by approximately $3.8 million. The revenue requirement is based on an equity return of 10.8%, and a capital structure consisting of 57% equity and 43% debt. The new annual rates had an effective date of January 1, 2009.

Environmental Regulations

We are subject to numerous federal, state and local laws and regulations relating to the protection of the environment and the safety and health of personnel and the public. These laws and regulations affect a broad range of our utility activities, and generally regulate: (i) the protection of air and water quality; (ii) the identification, generation, storage, handling, transportation, disposal, record-keeping, labeling, reporting of, and emergency response in connection with hazardous and toxic materials and wastes, including asbestos; and (iii) the protection of plant and animal species and minimization of noise emissions. We have incurred, and expect to incur, capital, operating and maintenance costs to comply with the operations of our plants. While the requirements are evolving, it is virtually certain that environmental requirements placed on the operations will continue to be more restrictive.

South Dakota has adopted a renewable portfolio objective that encourages utilities to generate, or cause to be generated, at least 10% of their retail electricity supply from renewable energy sources by 2015. Absent a specific renewable energy mandate in South Dakota, our current strategy is to prudently incorporate renewable energy into our resource supply, seeking to minimize associated rate increases for our utility customers.

Regulatory Accounting

We follow accounting for regulated utility operations and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions in which we operate. If rate recovery becomes unlikely or uncertain, due to competition or regulatory action, these accounting standards may no longer apply to our regulated operations. In the event we determine that we no longer meet the accounting criteria for regulated operations, the accounting impact to us could be an extraordinary non-cash charge to operations of an amount that could be material.

New Accounting Pronouncements

See Note 1 of our Notes to Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in 2010 or pending adoption.

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

Our electricity operations are subject to cost-of-service regulation and earnings oversight. This regulatory treatment does not provide any assurance as to achievement of desired earnings levels. Our rates are regulated on a state-by-state basis by the relevant state regulatory authorities based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. The rates that we are allowed to charge may or may not match our related costs and allowed return on invested capital at any given time. Our returns could be threatened by plant outages, machinery failures, increased purchased power costs, acts of nature, acts of terrorism or other unexpected events over which we have no control that could cause our costs to increase and operating margins to decline. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the state public utility commissions will judge all of our costs, including our borrowing and debt service costs, to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce a full recovery of our costs and the return on invested capital allowed by the applicable state public utility commission.

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

The global financial crisis in recent years made the credit markets less accessible and created a shortage of available credit. Should a similar financial crisis occur in the future, we may be unable to obtain the financing needed to refinance debt, fund planned capital expenditures or otherwise execute our operating strategy.

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

As a consequence of the global financial crisis in recent years, the creditworthiness of many of our contractual counterparties (particularly financial institutions) has deteriorated. Although we aggressively monitor and evaluate changes in our counterparties' credit quality and adjust the credit limits based upon such changes, our credit guidelines, controls and limits may not protect us from increasing counterparty credit risk. To the extent the financial crisis causes our credit exposure to contractual counterparties to increase materially, such increased exposure could have a material adverse effect on our results of operations, cash flows and financial condition.

National and regional economic conditions may cause increased late payments and uncollectible accounts, which would reduce earnings and cash flows.

Prolonged economic weakness may lead to an increase in late payments from retail and commercial utility customers, as well as our non-utility customers (including marketing counterparties). If late payments and uncollectible accounts increase, earnings and cash flows from our continuing operations may be reduced.

Our credit ratings could be lowered below investment grade in the future. If this were to occur, our access to capital and our cost of capital and other costs would be negatively affected.

Our credit rating on our First Mortgage Bonds is "A3" by Moody's, "BBB+" by S&P and A- by Fitch. Any reduction in our ratings by the rating agencies could adversely affect our ability to refinance or repay our existing debt and to complete new financings. In addition, a downgrade in our credit rating would increase our costs of borrowing under some of our existing debt obligations. A downgrade could also result in our business counterparties requiring us to provide additional amounts of collateral under new transactions.

Construction, expansion, refurbishment and operation of power generating and transmission facilities involve significant risks which could lead to lost revenues or increased expenses.

The construction, expansion, refurbishment and operation of power generating and transmission facilities involve many risks, including:

•	The inability to obtain required governmental permits and approvals along with the cost of complying with or satisfying conditions imposed upon such approvals;

•	Contract restrictions upon the timing of scheduled outages;

•	Cost of supplying or securing replacement power during scheduled and unscheduled outages;

•	The unavailability or increased cost of equipment;

•	The cost of recruiting and retaining or the unavailability of skilled labor;

•	Supply interruptions, work stoppages and labor disputes;

•	Capital and operating costs to comply with increasingly stringent environmental laws and regulations;

•	Opposition by members of the public or special-interest groups;

•	Weather interferences;

•	Unexpected engineering, environmental and geological problems; and

•	Unanticipated cost overruns.

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

Our business is subject to substantial governmental regulation and permitting requirements as well as environmental liabilities. We may be adversely affected if we fail to achieve or maintain compliance with existing or future regulations or requirements, or by the potentially high cost of complying with such requirements or addressing environmental liabilities.

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

We own and operate regulated fossil-fuel generating plants in South Dakota and Wyoming. Recent developments under federal and state laws and regulations governing air emissions from fossil-fuel generating plants will likely result in more stringent emission limitations, which could have a material impact on our costs or operations.

On April 29, 2010, the EPA published proposed Industrial and Commercial Boiler regulations, which provide for hazardous air pollutant-related emission limits and monitoring requirements for both major and area sources of hazardous air pollutants. The final rule has a court ordered deadline of February 21, 2011. We are currently evaluating the final rules. We expect the rules to have significant impact at our Neil Simpson I, Osage, and Ben French facilities. The regulation currently has a three year compliance window and will require engineering evaluation to determine economic viability of continued operations at these units. In our current opinion, the proposed regulations will lead to retirement of these units within three years of the effective date of the final rule.

The EPA is obligated under a court-approved consent decree to sign a proposed electric utility hazardous air pollutant rule (Utility MACT rule) by March 16, 2011 and sign its notice of final rulemaking by November 16, 2011. It is anticipated that affected units will have three years from the rule effective date to be in compliance. In 2010 our parent company participated in the EPA's efforts to gather data for rule development. Certain requirements of that regulation could have significant impacts on our Neil Simpson II, Wygen III and Wyodak facilities.

On June 23, 2010, the EPA published in the Federal Register the GHG Tailoring Rule, implementing regulations of GHG for permitting purposes. This rule will impact us in the event of a major modification at an existing facility or in the event of a new major source. Existing permitted facilities will see monitoring reporting requirements incorporated into their operating permits upon renewal. New projects or major modifications to existing projects will result in a Best Available Control Technology review that could result in more stringent emissions control practices and technologies.

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

New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, and the closure of certain generating facilities. To the extent our regulated fossil-fuel generating plants are included in rate base, we will attempt to recover costs associated with complying with emission standards or other requirements. Any unrecovered costs could have a material impact on our results of operations and financial condition. In addition, future changes in environmental regulations governing air emissions could render some of our power generating units more expensive or uneconomical to operate and maintain.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Policy Act of 2005 increased the FERC civil penalty authority for violation of FERC statutes, rules and orders.  FERC can now impose penalties of $1.0 million per violation, per day, and other regulatory agencies that impose compliance requirements relative to our business also have civil penalty authority.  In addition, FERC has delegated certain aspects of authority for enforcement of electric system reliability standards to the North American Electric Reliability Corporation, with similar penalty authority for violations. Many rules that were historically subject to voluntary compliance are now mandatory and subject to potential civil penalties for violations.  If a serious violation did occur, and penalties were imposed by FERC or another federal agency, this action could have a material adverse effect on our operations and/or our financial results.

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

We have a defined benefit pension plan that covers a substantial portion of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on actual return on plan assets, changes in interest rates and any changes in governmental regulations. In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008.

An effective system of internal control may not be maintained, leading to material weaknesses in internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to make an assessment of the design and operating effectiveness of internal controls. During their assessment of these controls, management or our independent auditors may identify areas of weakness in control design or effectiveness, which may lead to the conclusion that a material weakness in internal control exists.

Increasing costs associated with our health care plans may adversely affect our results of operations, financial position or liquidity.

The costs of providing health care benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to health care plans for our employees and former employees, will continue to rise. The increasing costs associated with our health care plans may adversely affect our results of operations, financial position or liquidity.

In March 2010, the President of the United States signed PPACA as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “2010 Acts”). The 2010 Acts will have a substantial impact on health care providers, insurers, employers and individuals. The 2010 Acts will impact employers and businesses differently depending on the size of the organization and the specific impacts on a company’s employees. Certain provisions of the 2010 Acts became effective during our open enrollment period (November 1, 2010) while other provisions of the 2010 Acts will be effective in future years. Although the constitutional validity of the 2010 Acts is the subject of numerous lawsuits now pending in the federal courts, the outcome of which is uncertain, the 2010 Acts could require, among other things, changes to our current employee benefit plans and in our administrative and accounting processes. The ultimate extent and cost of these changes cannot be determined at this time and are being evaluated and updated as related regulations and interpretations of the 2010 Acts become available, and as the results of pending litigation become final.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 3.    LEGAL PROCEEDINGS

Information regarding our legal proceedings is incorporated herein by reference to the "Legal Proceedings" sub caption within Item 8, Note 13, "Commitments and Contingencies," of our Notes to Financial Statements in this Annual Report on Form 10-K.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

All of our common stock is held by our parent company, Black Hills Corporation. Accordingly, there is no established trading market for our common stock.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

For the years ended December 31,	2010	2009	2008
	(in thousands)

Revenue	$229,763	$207,079	$232,674
Fuel and purchased power	87,757	91,349	113,672
Gross margin	142,006	115,730	119,002

Operating expenses	92,976	80,925	80,366
Gain on sale of operating assets	(6,238)	—	—
Operating income	55,268	34,805	38,636

Interest expense, net	(16,513)	(11,164)	(10,111)
Other income	3,254	7,802	3,785
Income tax expense	(10,741)	(8,304)	(9,551)
Net income	$31,268	$23,139	$22,759

The following tables provide certain electric utility operating statistics for the years ended December 31 (dollars in thousands):

Electric Revenue

Customer Base	2010	Percentage Change	2009	Percentage Change	2008
Residential	$53,549	10%	$48,586	4%	$46,854
Commercial	65,997	10	59,897	3	58,289
Industrial	22,621	13	20,014	(7)	21,432
Municipal	3,029	11	2,735	-	2,734
Total retail sales	145,196	11	131,232	1	129,309
Contract wholesale	22,996	(9)	25,358	(5)	26,643
Wholesale off-system	36,354	13	32,212	(49)	63,770
Total electric sales	204,546	8	188,802	(14)	219,722
Other revenue	25,217	38	18,277	41	12,952
Total revenue	$229,763	11%	$207,079	(11)%	$232,674

Megawatt-Hours Sold

Customer Base	2010	Percentage Change	2009	Percentage Change	2008
Residential	547,193	3%	529,825	1%	524,413
Commercial	720,119	(0)	723,360	3	699,734
Industrial	382,562	8	353,041	(15)	414,421
Municipal	33,908	(0)	33,948	(1)	34,368
Total retail sales	1,683,782	3	1,640,174	(2)	1,672,936
Contract wholesale	468,782	(27)	645,297	(3)	665,795
Wholesale off-system	1,163,058	15	1,009,574	(6)	1,074,398
Total electric sales	3,315,622	1	3,295,045	(3)	3,413,129
Losses and company use	131,263	(18)	159,207	90	83,598
Total energy	3,446,885	(0)%	3,454,252	(1)%	3,496,727

We established a summer peak load of 430 MW in July 2007 and a winter peak load of 407 MW in December 2008. We own 491 MW of electric utility generating capacity and purchase an additional 50 MW under a long-term agreement expiring in 2023.

	2010	2009	2008
Regulated power plant fleet availability:
Coal-fired plants	93.5%	90.3%	93.5%
Other plants	95.7%	97.7%	89.2%
Total availability	94.4%	93.5%	91.6%

Resources	2010	Percentage Change	2009	Percentage Change	2008

MWh generated:
Coal	1,987,037	15%	1,721,074	(1)%	1,731,838
Gas	19,269	(59)	46,723	(24)	61,801
	2,006,306	13	1,767,797	(1)	1,793,639

MWh purchased	1,440,579	(15)	1,686,455	(1)	1,703,088
Total resources	3,446,885	(0)%	3,454,252	(1)%	3,496,727

	2010	2009	2008
Heating and cooling degree days:
Actual
Heating degree days	7,272	7,753	7,676
Cooling degree days	532	354	482

Variance from 30-year average:
Heating degree days	1%	8%	6%
Cooling degree days	(11)%	(41)%	(19)%

A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees.  The colder the climate, the greater the number of heating degree days.  Heating degree days are used in the utility industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another.  Normal degree days are based on the National Weather Service data for selected locations over a 30 year average.

A cooling degree day is equivalent to each degree that the average of the high and low temperature for a day is above 65 degrees.  The warmer the climate, the greater the number of cooling degree days.  Cooling degree days are used in the utility industry to measure the relative warmth of weather and to compare relative temperatures between one geographic area and another.  Normal degree days are based on the National Weather Service data for selected locations over a 30 year average.

2010 Compared to 2009

Net income was $31.3 million in 2010 compared to $23.1 million in 2009 as a result of:

Gross margin: Gross margin increased $26.3 million primarily due to an $18.5 million increase related to the impact of the outcome of our rate cases, an increase of $3.0 million in off-system sales margin resulting from a change in methodology used to allocate the lowest cost resource, and increased intercompany revenues of $2.4 million due to a new shared services agreement related to resources utilized by affiliated entities.

Operations and maintenance: Operations and maintenance expenses increased $12.1 million primarily due to additional costs of $6.8 million associated with Wygen III which commenced commercial operation on April 1, 2010, and costs of $2.0 million associated with a major overhaul at the Ben French plant.

Gain on sale of operating assets: A $6.2 million gain on sale was recognized on the sale of a 23% ownership interest in the Wygen III generating facility to the City of Gillette.

Interest expense, net: Interest expense, net increased $5.3 million primarily due to higher net interest expense of $2.9 million compared to the same period in the prior year resulting from higher rates on long-term debt compared to rates on short-term debt and a decrease of $2.1 million in AFUDC-borrowed.

Other income: Other income decreased $4.5 million primarily due to a decrease of $3.1 million in AFUDC-equity associated with the construction of our Wygen III facility. Additionally, 2009 included a gain of $1.1 million from the sale of SO2 emission credits and a gain of $0.5 million on the sale of a 25% ownership interest in the Wygen III facility.

Income tax expense: The effective tax rate for 2010 was comparable to the same period in the prior year.

2009 Compared to 2008

Net income was $23.1 million in 2009 compared to $22.8 million in 2008 as a result of:

Gross margin: Gross margin decreased $3.3 million primarily due to a $7.6 million decrease in wholesale off-system margins as a result of a 46% decrease in energy prices, a 6% decrease in total MWh sold in the power markets, a $1.0 million decrease in retail and wholesale margins primarily due to increased coal costs and a 2% decrease in MWh sold related to lower cooling degree days, partially offset by a $6.5 million increase in other margins primarily due to an increase in transmission rates effective January 1, 2009.

Operating expenses: Operating expenses were comparable to the same period in prior year.

Interest expense, net: Interest expense, net increased $1.1 million primarily due to a new debt issuance.

Other income: Other income increased $4.0 million primarily due to an increase of $2.2 million in AFUDC-equity attributable to the ongoing construction of Wygen III, the sale of SO2 emission credits for $1.1 million and a gain of $0.5 million on the sale of a 25% ownership interest in Wygen III facility which was under construction.

Income tax expense: The effective tax rate decreased primarily due to the favorable tax impact as a result of the increase in AFUDC-equity.

Rate Increase Settlement

South Dakota

On September 30, 2009, we filed a rate case with the SDPUC requesting an electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred during the past four years. In March 2010, the SDPUC approved a $24.1 million increase in interim rates, subject to refund, effective April 1, 2010 for South Dakota customers. On July 7, 2010, the SDPUC approved a final revenue increase of $15.2 million and a base rate increase of $22.0 million with an effective date of April 1, 2010. The approved capital structure and return on equity are confidential. A refund of $2.6 million was provided to customers in the third quarter of 2010.

As part of the settlement stipulation, we agreed (1) to credit customers 65% of power marketing operating income with a minimum of $2.0 million per year; (2) that rates will include a South Dakota Surplus Energy Credit of $2.5 million in year one (fiscal year ending March 2011), $2.25 million in fiscal year two, $2.0 million in fiscal year three and zero thereafter; and (3) a moratorium until April 2013 for any base rate increase excluding any extraordinary events as defined in the stipulation agreement; while (4) the SDPUC agreed to adjust the power marketing sales portion of the Fuel and Purchased Power Adjustment clause to directly assign renewable resources and firm purchases to the customer load.

Wyoming

On October 19, 2009, we filed a rate case with the WPSC requesting a $3.8 million electric revenue increase to recover costs associated with Wygen III and other generation, transmission and distribution assets and increased operating expenses incurred since 1995. On May 4, 2010, we filed a settlement stipulation agreement with the WPSC for a $3.1 million increase in annual revenues. On May 13, 2010, WPSC approved these new rates based on a return on equity of 10.5% with a capital structure of 52% equity and 48% debt. Rates went into effect on June 1, 2010.

FERC Transmission Tariff

On February 10, 2009, FERC approved a formulaic approach to the method used to determine the revenue component of our open access transmission tariff, and increased our annual transmission revenue requirement by approximately $3.8 million. The revenue requirement is based on an equity return of 10.8%, and a capital structure consisting of 57% equity and 43% debt. The new annual rates had an effective date of January 1, 2009.

Wygen III Power Plant Project

The 110 MW coal-fired electric generation facility was completed and commenced commercial operations on April 1, 2010. Total cost of construction was approximately $232.3 million, which includes AFUDC. In April 2009, we sold a 25% ownership interest to MDU. At closing, MDU made a payment to us for its 25% share of the costs to date for the on-going construction of the facility. MDU reimbursed us monthly for its 25% share of the total costs paid to complete the project. In July 2010, we sold an additional 23% ownership interest in Wygen III to the City of Gillette for $62.0 million. Under both agreements, we retain responsibility for operation of the facility with a life-of-plant site lease. MDU and the City of Gillette will pay us for administrative services and share in the costs of operating the plant for the life of the facility. Coal supply agreements are in place between WRDC, MDU and the City of Gillette.

Critical Accounting Estimates

We prepare our financial statements in conformity with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in application. There are also areas which require management's judgment in selecting among available GAAP alternatives. We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from our estimates and to the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following accounting estimates are the most critical in understanding and evaluating our reported financial results.

The following discussion of our critical accounting estimates should be read in conjunction with Note 1, "Business Description and Summary of Significant Accounting Policies" of our Notes to Financial Statements in this Annual Report on Form 10-K.

Impairment of Long-lived Assets

We evaluate for impairment, the carrying values of our long-lived assets whenever indicators of impairment exist.

For long-lived assets with finite lives, this evaluation is based upon our projections of anticipated future cash flows (undiscounted and without interest charges) from the assets being evaluated. If the sum of the anticipated future cash flows over the expected useful life of the assets is less than the assets' carrying value, then a permanent non-cash write-down equal to the difference between the assets' carrying value and the assets' fair value is required to be charged to earnings. In estimating future cash flows, we generally use a probability weighted average expected cash flow method with assumptions based on those used for internal budgets. The determination of future cash flows, and, if required, fair value of a long-lived asset is by its nature a highly subjective judgment. Significant assumptions are required in the forecast of future operating results used in the preparation of the long-term estimated cash flows. Changes in these estimates could have a material effect on the evaluation of our long-lived assets. There have been no impairments taken in 2010 , 2009 or 2008.

Pension and Other Postretirement Benefits

The Company, as described in Note 10 to the Financial Statements in this Annual Report on Form 10-K, has defined benefit pension plan and post-retirement healthcare plans. Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the discount rate for measuring the present value of future plan obligations; expected long-term rates of return on plan assets; rate of future increases in compensation levels; and healthcare cost projections. The determination of our obligation and expenses for pension and other postretirement benefits is dependent on the assumptions used by actuaries in calculating the amounts. Although we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

In July 2009, the Board of Directors froze our Defined Benefit Pension Plan to certain new participants and transferred certain existing participants to an age and service based defined contribution plan, effective January 1, 2010. Plan assets and obligations for the Black Hills Corporation Plan which covers eligible employees of Black Hills Power were revalued as of July 31, 2009 in conjunction with the curtailment of the plan. As a result, we recognized a pre-tax curtailment expense of approximately $0.2 million in the third quarter of 2009. In July 2009, the Board of Directors of Black Hills Corporation also approved amendments to the BHC Retiree Healthcare Plan. This plan covers eligible employees of Black Hills Power. Effective January 1, 2010, the amendment changed the plan from a cost sharing plan to an RMSA for non-union employees.

In September 2010, the bargaining unit participants in the Defined Benefit Pension Plan voted to freeze all new bargaining unit employees from participation in the Plan and to freeze the benefits of current bargaining unit participants except for the following group: those bargaining unit participants who are both 1) age 45 or older as of December 31, 2010 and have 10 years or more of credited service as of January 1, 2011; and 2) elect to continue to accrue additional benefits under the pension plan and consequently fore-go the additional age and points based employer contribution under the Company's 401(k) retirement savings plan. As a result of this freeze, we recognized a pre-tax curtailment expense of less than $0.1 million in the fourth quarter of 2010. Pension Plan benefits are based on years of service and compensation levels during the highest five consecutive years of the last ten years of service. These changes are effective January 1, 2011.

Valuation of Deferred Tax Assets

We use the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial and tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. The amount of deferred tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and provides any necessary valuation allowances as required. If we determine that we will be unable to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretations of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our financial statements.

Contingencies

When it is probable that an environmental or other legal liability has been incurred, a loss is recognized when the amount of the loss can be reasonably estimated. Estimates of the probability and the amount of loss are made based on currently available facts. Accounting for contingencies requires significant judgment regarding the estimated probabilities and ranges of exposure to potential liability. Our assessment of our exposure to contingencies could change to the extent there are additional future developments, or as more information becomes available. If actual obligations incurred are different from our estimates, the recognition of the actual amounts could have a material impact on our financial position and results of operations.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because this requirement is inapplicable to companies such as ours which are known as "non-accelerated filers."

Black Hills Power

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Black Hills Power, Inc.
Rapid City, South Dakota

We have audited the accompanying balance sheets of Black Hills Power, Inc. (the "Company") as of December 31, 2010 and 2009, and the related statements of income, common stockholder's equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Black Hills Power, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 7, 2011

BLACK HILLS POWER, INC.
STATEMENTS OF INCOME

Years ended December 31,	2010	2009	2008
	(in thousands)

Operating revenues	$229,763	$207,079	$232,674

Operating expenses:
Fuel and purchased power	87,757	91,349	113,672
Operations and maintenance	68,884	57,116	55,125
Gain on sale of operating assets	(6,238)	—	—
Depreciation and amortization	22,030	19,465	20,930
Taxes - property	2,062	4,344	4,311
Total operating expenses	174,495	172,274	194,038

Operating income	55,268	34,805	38,636

Other (expense) income:
Interest expense	(18,737)	(15,779)	(13,392)
AFUDC - borrowed	2,224	4,357	2,556
Interest income	318	258	725
AFUDC - equity	2,748	5,831	3,605
Other expense	(35)	—	(47)
Other income	223	1,971	227
Total other expense	(13,259)	(3,362)	(6,326)

Income from continuing operations before income taxes	42,009	31,443	32,310
Income tax expense	(10,741)	(8,304)	(9,551)

Net income	$31,268	$23,139	$22,759

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS

At December 31,	2010	2009
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,045	$1,709
Receivables - customers, net	28,716	19,991
Receivables - affiliates	6,891	4,146
Other receivables, net	2,077	5,293
Money pool notes receivable	39,862	57,737
Materials, supplies and fuel	21,259	18,825
Regulatory assets, current	3,584	7,467
Other current assets	3,712	1,639
Total current assets	108,146	116,807

Investments	4,396	4,197

Property, plant and equipment	962,640	950,577
Less accumulated depreciation and amortization	(304,800)	(293,823)
Total property, plant and equipment, net	657,840	656,754

Other assets:
Regulatory assets, non-current	37,740	31,305
Other, non-current assets	3,610	3,730
Total other assets	41,350	35,035
TOTAL ASSETS	$811,732	$812,793

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$81	$32,025
Accounts payable	14,828	24,175
Accounts payable - affiliate	12,562	10,030
Accrued liabilities	15,541	17,892
Regulatory liability, current	1,932	1,238
Deferred income tax liability - current	859	1,853
Total current liabilities	45,803	87,213

Long-term debt, net of current maturities	276,422	297,044

Deferred credits and other liabilities:
Deferred income tax liability - non-current	122,319	96,207
Regulatory liabilities, non-current	28,276	14,955
Benefit plan liabilities	19,581	28,224
Other, non-current liabilities	9,914	10,952
Total deferred credits and other liabilities	180,090	150,338

Commitments and contingencies (Notes 6, 10, 11 and 13)

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; Issued: 23,416,396 shares in 2010 and 2009	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	247,688	216,420
Accumulated other comprehensive loss	(1,262)	(1,213)
Total stockholder's equity	309,417	278,198
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$811,732	$812,793

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF CASH FLOWS

Years ended December 31,	2010	2009	2008
	(in thousands)
Operating activities:
Net income	$31,268	$23,139	$22,759
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	22,030	19,465	20,930
Deferred income taxes	25,626	11,600	16,072
AFUDC - equity	(2,748)	(5,831)	(3,605)
Gain on sale of operating assets	(6,238)	—	—
Employee benefits	4,030	4,234	730
Other adjustments	(4,335)	240	416
Change in operating assets and liabilities -
Accounts receivable and other current assets	(14,541)	13,233	(11,909)
Accounts payable and other current liabilities	(5,525)	2,556	7,821
Regulatory assets	3,883	(2,205)	(738)
Regulatory liabilities	3,562	586	(518)
Contributions to defined benefit pension plan	(8,798)	—	—
Other operating activities	2,389	(859)	6
Net cash provided by operating activities	50,603	66,158	51,964

Investing activities:
Property, plant and equipment additions	(78,602)	(146,148)	(132,247)
Proceeds from sale of ownership interest in plant	62,000	32,783	—
Notes receivable from affiliate companies, net	17,875	(82,737)	10,304
Other investing activities	2,202	1,067	(225)
Net cash (used in) provided by investing activities	3,475	(195,035)	(122,168)

Financing activities:
Note payable to affiliate companies, net	—	(45,184)	70,184
Long-term debt issuance	—	180,000	—
Long-term debt - repayments	(52,566)	(2,140)	(2,009)
Other financing activities	(1,176)	(2,094)	—
Net cash (used in) provided by financing activities	(53,742)	130,582	68,175

Increase (decrease) in cash and cash equivalents	336	1,705	(2,029)

Cash and cash equivalents:
Beginning of year	1,709	4	2,033
End of year	$2,045	$1,709	$4

See Note 12 for Supplemental Cash Flows information
The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
AND COMPREHENSIVE INCOME

	2010	2009	2008
	(in thousands)
Common stock shares:
Balance beginning of year	23,416	23,416	23,416
Issuance of common stock	—	—	—
Balance end of year	23,416	23,416	23,416

Common stock amounts:
Balance beginning of year	$23,416	$23,416	$23,416
Issuance of common stock	—	—	—
Balance end of year	$23,416	$23,416	$23,416

Additional paid-in capital:
Balance beginning of year	$39,575	$39,575	$39,575
Issuance of common stock	—	—	—
Balance end of year	$39,575	$39,575	$39,575

Retained earnings:
Balance beginning of year	$216,420	$193,281	$170,706
Net income available for common stock	31,268	23,139	22,759
Adoption of accounting pronouncement	—	—	(184)
Balance end of year	$247,688	$216,420	$193,281

Accumulated other comprehensive loss:
Balance beginning of year	$(1,213)	$(1,349)	$(1,277)
Other comprehensive (loss) income, net of tax	(49)	136	(72)
Balance end of year	$(1,262)	$(1,213)	$(1,349)

Total stockholder's equity	$309,417	$278,198	$254,923

Comprehensive income:
Net income	$31,268	$23,139	$22,759
Other comprehensive income (loss) , net of tax (see Note 9)	(49)	136	(72)
Comprehensive income	$31,219	$23,275	$22,687

The accompanying notes to financial statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

(1)     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc. (the Company, "we," "us" or "our") is an electric utility serving customers in South Dakota, Wyoming and Montana. We are a wholly-owned subsidiary of BHC or the Parent, a public registrant listed on the New York Stock Exchange.

Basis of Presentation

The financial statements include the accounts of Black Hills Power, Inc. and also our ownership interests in the assets, liabilities and expenses of our jointly owned facilities (Note 3). Certain prior years' data presented in the financial statements have been reclassified to conform to the current year presentation. The statements of income for the prior periods have been modified to reflect the retrospective application of a change in the presentation of the statement of income. This change was made to enhance our statement of income presentation. The Statement of Cash Flows was modified to reflect Employee benefit expense as a specific adjustment to reconcile net income to net cash provided by operating activities. It was previously included in Other adjustments.

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

Our regulated utility operations follow accounting standards for regulated operations and our financial statements reflect the effects of the different ratemaking principles followed by the various jurisdictions regulating our electric operations. If rate recovery becomes unlikely or uncertain due to competition or regulatory action, these accounting standards may no longer apply to our regulated operations. In the event we determine that we no longer meet the criteria for following accounting standards for regulated operations, the accounting impact to us could be an extraordinary non-cash charge to operations in an amount that could be material.

Our regulatory assets and liabilities for which we recover the costs, but we do not earn a return were as follows as of December 31 (in thousands):

	Recovery Period	2010	2009

Regulatory assets:
Unamortized loss on reacquired debt	14 years	$3,016	$2,207
AFUDC	Up to 45 years	9,489	7,579
Defined benefit postretirement plans	Up to 13 years	18,049	21,024
Deferred energy costs	Less than one year	3,584	7,467
Flow through accounting	Up to 35 years	4,772	—
Other		2,414	495
Total regulatory assets		$41,324	$38,772

Regulatory liabilities:
Cost of removal for utility plant	Up to 53 years	$15,429	$13,678
Defined benefit postretirement plans	Up to 13 years	10,204	—
Other		4,575	2,515
Total regulatory liabilities		$30,208	$16,193

Regulatory assets are primarily recorded for the probable future revenue to recover the costs associated with defined benefit postretirement plans, future income taxes related to the deferred tax liability for the equity component of AFUDC of utility assets and unamortized losses on reacquired debt. To the extent that energy costs are under-recovered or over-recovered during the year, they are recorded as a regulatory asset or liability, respectively. Regulatory liabilities include the probable future decrease in rate revenues related to a decrease in deferred tax liabilities for prior reductions in statutory federal income tax rates, gains associated with regulated utilities' defined benefit postretirement plans and the cost of removal for utility plant, recovered through our electric utility rates. Regulatory assets are included in Regulatory assets, current and Regulatory assets, non-current on the accompanying Balance Sheets. Regulatory liabilities are included in Regulatory liabilities, current and Regulatory liabilities, non-current on the accompanying Balance Sheets.

Allowance for Funds Used During Construction

AFUDC represents the approximate composite cost of borrowed funds and a return on capital used to finance a project. Our AFUDC for the years ended December 31 was as follows (in thousands):

	2010	2009	2008

AFUDC - borrowed	$2,224	$4,357	2,556
AFUDC - equity	2,748	5,831	3,605
Total AFUDC	$4,972	$10,188	$6,161

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. We regularly review our trade receivable allowances by considering such factors as historical experience, credit worthiness, the age of the receivable balances and current economic conditions that may affect the ability to pay.

Accounts receivable consist of sales to residential, commercial, industrial, municipal and other customers all of which do not bear interest. These accounts receivables are stated at billed amounts net of write-offs or payment received. Approximately 26% of the accounts receivable balance consists of unbilled revenue.
The allowance for doubtful accounts represents our best estimate of existing accounts receivable that will ultimately be uncollected. The allowance is calculated by applying estimated write-off factors to various classes of outstanding receivables, including unbilled revenue. The write-off factors used to estimate uncollectible accounts are based upon consideration of both historical collections experience and management's best estimate of future collection success given the existing collections environment.
Following is a summary of accounts receivables at December 31 (in thousands):

	2010	2009

Accounts receivable trade	$21,365	$14,703
Unbilled revenues	7,581	5,547
Total accounts receivable - customers	28,946	20,250
Allowance for doubtful accounts	(230)	(259)
Net accounts receivable	$28,716	$19,991

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

Depreciation provisions for regulated electric property, plant and equipment are computed on a straight-line basis using an annual composite rate of 2.2% in 2010, 2.8% in 2009 and 3.2% in 2008.

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

Accounting standards for derivatives allow hedge accounting for qualifying fair value and cash flow hedges. Gain or loss on a derivative instrument designated and qualifying as a fair value hedging instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk should be recognized currently in earnings in the same accounting period. Conversely, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument should be reported as a component of other comprehensive income, net of tax, and be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, is recognized currently in earnings.

Impairment of Long-Lived Assets

We periodically evaluate whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of our long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets was not recoverable, we would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) was less than the carrying amount of the long-lived assets, we would recognize an impairment loss. No impairment loss was recorded during 2010, 2009 or 2008.

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

(2)     RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses, ASC 310-10-50

In July 2010, the FASB issued an amendment to ASC 310-10-50, Receivables - Disclosures. The guidance requires additional disclosures that will facilitate financial statement user's evaluation of the nature of credit risk inherent in financing receivables, how that risk is analyzed in arriving at the allowance for credit losses, and the reason for any changes in the allowance for credit losses. These disclosures should be provided on a disaggregated basis but exempts trade receivables that have a contractual maturity of one year or less, receivables measured at lower of cost or fair value, and receivables measured at fair value with the changes in fair value reported in earnings. (See Note 1) It is effective for interim and annual reporting periods ending on or after December 15, 2010.

Consolidation of Variable Interest Entities, ASC 810-10-15

In June 2009, the FASB issued a revision regarding consolidations. The amendment requires a company to consider whether an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. It requires additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for annual periods that begin after November 15, 2009 with ongoing re-evaluation. The adoption of this standard in January 2010 did not have any impact on our financial statements, results of operations, and cash flows.

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

(3)     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

		December 31, 2010		December 31, 2009
	December 31, 2010	Weighted Average Useful Life	December 31, 2009	Weighted Average Useful Life	Lives (in years)
Electric plant:
Production	$475,762	50	$336,534	53	30-62
Transmission	116,056	43	86,841	44	35-55
Distribution	271,470	37	264,847	37	15-65
Plant acquisition adjustment	4,870	32	4,870	32	32
General	58,777	22	55,701	22	10-50
Total electric plant	926,935		748,793
Less accumulated depreciation and amortization	304,800		293,823
Electric plant net of accumulated depreciation and amortization	622,135		454,970
Construction work in progress	35,705		201,784
Net electric plant	$657,840		$656,754

(4)     JOINTLY OWNED FACILITIES

We use the proportionate consolidation method to account for our percentage interest in the assets, liabilities and expenses of the following facilities:

•
We own a 20% interest and PacifiCorp owns an 80% interest in the Wyodak Plant (the "Plant"), a 362 MW coal-fired electric generating station located in Campbell County, Wyoming. PacifiCorp is the operator of the Plant. We receive 20% of the Plant's capacity and are committed to pay 20% of its additions, replacements and operating and maintenance expenses. Our investment in the Plant and accumulated depreciation is included in the corresponding captions in the accompanying Balance Sheets. Our share of direct expenses of the Plant is included in the corresponding categories of operating expenses in the accompanying Statements of Income.

•
We own a 35% interest and Basin Electric owns a 65% interest in the Converter Station Site and South Rapid City Interconnection (the transmission tie), an AC-DC-AC transmission tie. The transmission tie provides an interconnection between the Western and Eastern transmission grids, which provides us with access to both the WECC region and the MAPP region. The total transfer capacity of the transmission tie is 400 MW - 200 MW West to East and 200 MW from East to West. We are committed to pay 35% of the additions, replacements and operating and maintenance expenses. Our investment in the transmission tie and accumulated depreciation is included in the corresponding captions in the accompanying Balance Sheets.

•
We own a 52% interest in the Wygen III power plant. MDU owns 25% which was purchased in April 2009. At closing, MDU made a payment to us for its 25% share of the costs to date on the ongoing construction of the facility and subsequently reimbursed us for 25% of the total costs paid to complete the project. Our share of direct expenses of the jointly-owned facility are included in Operating expenses in the Statements of Income. Our share of property, plant and equipment in Wygen III and associated accumulated depreciation is included in the corresponding captions in the accompanying Balance Sheets.

•
The City of Gillette owns a 23% interest in the Wygen III power plant which was purchased in July 2010 for $62.0 million. Wygen III was placed into commercial operations on April 1, 2010. Our share of direct expenses of the jointly-owned facility are included in Operating expenses in the Statements of Income. Our share of property, plant and equipment in Wygen III and associated accumulated depreciation is included in the corresponding captions in the accompanying Balance Sheets.

Our share of direct expenses related to our jointly owned plants for the years ended December 31 was as follows (dollars in thousands):

Share of Direct Expenses	Ownership Percentage	2010	2009	2008
Wyodak Plant	20.0%	$8,546	$8,021	$8,000
Transmission Tie	35.0%	$154	$100	$123
Wygen III (a)	52.0%	$7,618	$—	$—
___________
(a)    The Wygen III plant commenced commercial operations on April 1, 2010.

As of December 31, 2010, our interests in jointly-owned generating facilities and transmission systems included on our Balance Sheets were as follows (dollars in thousands):

Share of Direct Expenses	Ownership Percentage	Plant in Service	Construction Work in Progress	Accumulated Depreciation
Wyodak Plant	20.0%	$82,466	$21,687	$54,108
Transmission Tie	35.0%	$19,644	$—	$4,111
Wygen III (a)	52.0%	$129,340	$194	$2,282
___________
(a)    The Wygen III plant commenced commercial operations on April 1, 2010.

(5)    RISK MANAGEMENT

We hold natural gas in storage for use as fuel for generating electricity with our gas-fired combustion turbines. To minimize associated price risk and seasonal storage level requirements, we utilize various derivative instruments in managing these risks. As of December 31, 2010, there were no derivative contracts outstanding. As of December 31, 2009, we had the following derivatives and related balances included in Accrued liabilities on the accompanying Balance Sheet (dollars, in thousands):

December 31, 2009

Notional*	232,500
Maximum terms in months	10
Current derivative liabilities	$5
Pre-tax accumulated other comprehensive loss	$(5)
_________________
*    Gas in MMbtus
.
(6)     LONG-TERM DEBT

Long-term debt outstanding was as follows (in thousands):

	December 31, 2010	December 31, 2009
First mortgage bonds:
8.06% due 2010	$—	$30,000
9.49% due 2018	—	2,520
9.35% due 2021	—	19,980
7.23% due 2032	75,000	75,000
6.125% due 2039	180,000	180,000
Unamortized discount on 6.125% bonds	(119)	(124)
	254,881	307,376
Other long-term debt:
Pollution control revenue bonds at 4.8% due 2014	6,450	6,450
Pollution control revenue bonds at 5.35% due 2024	12,200	12,200
Other	2,972	3,043
	21,622	21,693

Total long-term debt	276,503	329,069
Less current maturities	(81)	(32,025)
Net long-term debt	$276,422	$297,044

Bond Issuance

On October 27, 2009, we completed a $180 million first mortgage bond issuance. The bonds were priced at 99.931% of par and a reoffer yield of 6.13%. The bonds mature November 1, 2039 and carry an annual interest rate of 6.125%, which is paid semi-annually. We received proceeds net of underwriting fees of $178.3 million which were used to repay intercompany borrowings from BHC, primarily incurred to fund the construction of Wygen III, and to redeem the Series AC mortgage bonds. Deferred finance costs of approximately $2.2 million were capitalized and are being amortized over the term of the bonds. Amortization of deferred financing costs is included in Interest expense.

Substantially all of our property is subject to the lien of the indenture securing our first mortgage bonds. First mortgage bonds may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures.

Series AC Bonds

In February 2010, the Series 8.06% AC bonds matured. These were paid in full for $30.0 million of principal plus accrued interest of $1.2 million.

Series Y Bonds

In March 2010, we completed redemption of our Series Y 9.49% bonds in full. The bonds were originally due in 2018. A total of $2.7 million was paid on March 31, 2010, which includes the principal balance of $2.5 million plus accrued interest and an early redemption premium of 2.618%. The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Balance Sheet and is being amortized over the remaining term of the original bonds.

Series Z Bonds

In June 2010, we completed redemption of our Series Z 9.35% bonds in full. The bonds were originally due in 2021. A total of $21.8 million was paid on June 1, 2010, which included the principal balance of $20.0 million plus accrued interest and an early redemption premium of 4.675%. The early redemption premium was recorded in unamortized loss on reacquired debt which is included in Regulatory assets on the accompanying Balance Sheet and is being amortized over the remaining term of the original bonds.

Long-term Debt Maturities

Scheduled maturities of our outstanding long-term debt (excluding unamortized discounts) are as follows (in thousands):

2011	$81
2012	$36
2013	$—
2014	$6,450
2015	$—
Thereafter	$270,055

(7)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$2,045	$2,045	$1,709	$1,709
Derivative financial instruments - Accrued liabilities	$—	$—	$5	$5
Long-term debt, including current maturities	$276,503	$301,964	$329,069	$344,942

The following methods and assumptions were used to estimate the fair value of each class of our financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short maturity of these instruments.

Derivative Financial Instruments

These instruments are carried at fair value. Descriptions of the instruments we use are included in Note 5.

Long-Term Debt

The fair value of our long-term debt is estimated based on quoted market rates for debt instruments having similar maturities and similar debt ratings. Our outstanding first mortgage bonds are either currently not callable or are subject to make-whole provisions which would eliminate any economic benefits for us to call and refinance the first mortgage bonds.

(8)     INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended was (in thousands):

	December 31, 2010	December 31, 2009	December 31, 2008

Current	$(14,885)	$(3,296)	$(6,521)
Deferred	25,626	11,600	16,072
Total income tax expense	$10,741	$8,304	$9,551

The temporary differences which gave rise to the net deferred tax liability were as follows (in thousands):

	December 31, 2010	December 31, 2009

Deferred tax assets, current:
Asset valuation reserve	$217	$90
Employee benefits	803	946
Rate refund	428	—
Other	—	2
Total deferred tax assets, current	1,448	1,038

Deferred tax liabilities, current:
Prepaid expenses	(251)	(214)
Deferred costs	(2,056)	(2,677)
Total deferred tax liabilities, current	(2,307)	(2,891)

Net deferred tax assets (liabilities), current	$(859)	$(1,853)

Deferred tax assets, non-current:
Plant related differences	$909	$1,151
Regulatory liabilities	10,074	7,847
Employee benefits	3,547	3,468
Net operating loss	9,147	—
Items of other comprehensive income	225	175
Research and development credit	1,613	1,038
Other	—	128
Total deferred tax assets, non-current	25,515	13,807

Deferred tax liabilities, non-current:
Accelerated depreciation and other plant related differences	(132,338)	(93,253)
AFUDC	(6,168)	(4,926)
Regulatory assets	(5,557)	(10,011)
Employee benefits	(2,983)	(1,052)
Other	(788)	(772)
Total deferred tax liabilities, non-current	(147,834)	(110,014)

Net deferred tax assets (liabilities), non-current	$(122,319)	$(96,207)

Net deferred tax assets (liabilities)	$(123,178)	$(98,060)

The following table reconciles the change in the net deferred income tax assets (liabilities) from December 31, 2009 to December 31, 2010 and from December 31, 2008 to December 31, 2009 to deferred income tax expense (benefit) (in thousands):

	2010	2009

Change in deferred income tax assets (liabilities)	$25,118	$11,824
Deferred taxes related to regulatory assets and liabilities	9,272	(1,323)
Deferred taxes associated with other comprehensive income	(2,141)	(73)
Deferred taxes related to property basis differences	(4,713)	2,851
Deferred taxes related to AFUDC	(1,910)	(1,679)
Other	—	—
Deferred income tax expense (benefit) for the period	$25,626	$11,600

The effective tax rate differs from the federal statutory rate for the years ended, as follows:

	December 31, 2010	December 31, 2009	December 31, 2008

Federal statutory rate	35.0%	35.0%	35.0%
Amortization of excess deferred and investment tax credits	(0.6)	(0.9)	(0.7)
Equity AFUDC	(2.0)	(6.2)	(3.6)
Flow through adjustments *	(7.4)	—	—
Other	0.6	(1.5)	(1.1)
	25.6%	26.4%	29.6%

*    The flow-through adjustments relate primarily to an accounting method change for tax purposes that was filed with the 2008 tax return and for which consent was received from the IRS in September 2009. The effect of the change allows us to take a current tax deduction for repair costs that were previously capitalized for tax purposes. These costs will continue to be capitalized for book purposes. We recorded a deferred income tax liability in recognition of the temporary difference created between book and tax treatment and we flowed the tax benefit through to our customers in the form of lower rates as a result of a rate case settlement that occurred during 2010. A regulatory asset was established to reflect the recovery of future increases in taxes payable from customers as the temporary differences reverse. Due to this regulatory treatment, we recorded an income tax benefit that was attributable to the 2008 through 2010 tax years. For years prior to 2008, we did not record a regulatory asset for the repairs deduction as the tax benefit was not flowed through to customers.

The accounting standards for uncertain tax positions clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with accounting standards for income taxes. The accounting standards prescribe a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken. The impact of this implementation had no effect on our financial statements.

The following table reconciles the total amounts of unrecognized tax benefits at the beginning and end of the period (in thousands):

	2010	2009

Unrecognized tax benefits at January 1	$3,877	$767
Additions for prior year tax positions	130	3,110
Reductions for prior year tax positions	(913)	—

Unrecognized tax benefits at December 31	$3,094	$3,877

The reduction for prior year tax positions relate to the reversal through otherwise allowed tax depreciation. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.1 million.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. During the year ended December 31, 2010 and 2009, the interest expense recognized related to income tax matters was not material to our financial results.

The Company files income tax returns in the United States federal jurisdiction as a member of the BHC consolidated group. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of any audits or the expiration of statutes of limitations prior to December 31, 2011.

At December 31, 2010, we have federal NOL carry forward of $26.1 million which will expire in 2030. Ultimate usage of this NOL depends upon our future taxable income.

(9)     COMPREHENSIVE INCOME

The following tables display each component of Other Comprehensive Income (Loss), after-tax, and the related tax effects for the years ended (in thousands):

	December 31, 2010
	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Minimum pension liability adjustment	$(145)	$51	$(94)
Reclassification adjustments of cash flow hedges settled and included in net income	64	(23)	41
Net change in fair value of derivatives designated as cash flow hedges	6	(2)	4
Other comprehensive loss	$(75)	$26	$(49)

	December 31, 2009
	Pre-tax Amount	Tax (Expense) Benefit	Net-of-tax Amount

Minimum pension liability adjustment	$150	$(52)	$98
Reclassification adjustments of cash flow hedges settled and included in net income	64	(24)	40
Net change in fair value of derivatives designated as cash flow hedges	(5)	3	(2)
Other comprehensive income	$209	$(73)	$136

	December 31, 2008
	Pre-tax Amount	Tax Benefit	Net-of-tax Amount

Minimum pension liability adjustment	$(4)	$1	$(3)
Reclassification adjustments of cash flow hedges settled and included in net income	(107)	38	(69)
Other comprehensive loss	$(111)	$39	$(72)

Balances by classification included within Accumulated other comprehensive loss on the accompanying Balance Sheets were as follows (in thousands):

	December 31, 2010	December 31, 2009

Derivatives designated as cash flow hedges	$(848)	$(893)
Employee benefit plans	(414)	(320)
Total accumulated other comprehensive loss	$(1,262)	$(1,213)

(10)     EMPLOYEE BENEFIT PLANS

Funded Status of Benefit Plans

The funded status of postretirement benefit plan is required to be recognized in the statement of financial position. The funded status for pension plan is measured as the difference between the projected benefit obligation and the fair value of plan assets. The funded status for all other benefit plans is measured as the difference between the accumulated benefit obligation and the fair value of plan assets. A liability is recorded for an amount by which the benefit obligation exceeds the fair value of plan assets or an asset is recorded for any amount by which the fair value of plan assets exceeds the benefit obligation.

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

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan ("Pension Plan") covering employees who meet certain eligibility requirements. The benefits are based on years of service and compensation levels during the highest five consecutive years of the last ten years of service. Our funding policy is in accordance with the federal government's funding requirements. The Pension Plan's assets are held in trust and consist primarily of equity and fixed income investments. We use a December 31 measurement date for the Pension Plan.

In July 2009, the Board of Directors approved a partial freeze to the Pension Plan for all participants with the exception of bargaining unit participants. The freeze eliminated new non-bargaining unit employees from participation in the Pension Plan and froze the benefits of current non-bargaining unit participants except for the following group: those non-bargaining unit participants who are both 1) age 45 or older as of December 31, 2009 and have 10 years or more of credited service as of January 1, 2010; and 2) elect to continue to accrue additional benefits under the Pension Plan and consequently forego the additional age and points-based employer contribution under the Company's 401(k) retirement savings plan. As a result of this action, we recognized a pre-tax curtailment expense of approximately $0.2 million in the third quarter of 2009.

In September of 2010, our bargaining unit employees voted to freeze participation in the Pension Plan and to freeze the benefits of current bargaining unit participants except for the following group: those bargaining unit participants who are both 1) age 45 or older as of December 31, 2010 and have 10 years or more of credited service as of January 1, 2011; and 2) elect to continue to accrue additional benefits under the Pension Plan and consequently forego the additional age and points-based employer contribution under the Company's 401(k) retirement savings plan. The change is effective January 1, 2011. As a result of this action, we recognized a pre-tax curtailment expense of less than $0.1 million that was recognized in the fourth quarter of 2010.

The Pension Plan's expected long-term rate of return on assets assumption is based upon the weighted average expected long-term rate of returns for each individual asset class. The asset class weighting is determined using the target allocation for each asset class in the Pension Plan portfolio. The expected long-term rate of return for each asset class is determined primarily from adjusted long-term historical returns for the asset class. It is anticipated that long-term future returns will not achieve historical results.

The expected long-term rate of return for equity investments was 9.25% and 9.50% for the 2010 and 2009 plan years, respectively. For determining the expected long-term rate of return for equity assets, we reviewed interest rate trends and annual 20-, 30-, 40-, and 50-year returns on the S&P 500 Index, which were, at December 31, 2010, 9.1%, 10.8%, 10.1% and 9.7%, respectively. Fund management fees were estimated to be 0.18% for S&P 500 Index assets and 0.45% for other assets. The expected long-term rate of return on fixed income investments was 5.75%; the return was based upon historical returns on 10-year treasury bonds of 6.9% from 1962 to 2009, and adjusted for recent declines in interest rates. The expected long-term rate of return on cash investments was estimated to be 1.0%, which was based upon current one-year LIBOR rates.

Pension Plan Assets

Percentage of fair value of Pension Plan assets at December 31:

	2010	2009

Equity	68%	72%
Fixed income	29	25
Cash	3	3
Total	100%	100%

The Investment Policy for the Pension Plans is to seek to achieve the following long-term objectives: 1) a rate of return in excess of the annualized inflation rate based on a five-year moving average; 2) a rate of return that meets or exceeds the assumed actuarial rate of return as stated in the Plan's actuarial report; 3) a rate of return on investments, net of expenses, that is equal to or exceeds various benchmark rates on a moving three-year average, and 4) maintenance of sufficient income and liquidity to pay monthly retirement benefits. The policy strategy seeks to prudently invest in a diversified portfolio of predominately equity and fixed income assets.

The policy contains certain prohibitions on transactions in separately managed portfolios in which the Pension Plan may invest, including prohibitions on short sales.

Supplemental Non-qualified Defined Benefit Retirement Plans

We have various supplemental retirement plans ("Supplemental Plans") for key executives. The Supplemental Plans are non-qualified defined benefit plans. We use a December 31 measurement date for the Supplemental Plans. Effective January 1, 2010, we eliminated a non-qualified pension plan in which some of our officers participated due to the partial freeze of our qualified pension plan. We also amended the NQDC, which was adopted in 1999. The NQDC is a non-qualified deferred compensation plan that provides executives with an opportunity to elect to defer compensation and receive benefits without reference to the limitations on contributions in the Plan or those imposed by the IRS. The amended NQDC provides for non-elective non-qualified restoration benefits to certain officers who are not eligible to continue accruing benefits under the Defined Benefit Pension Plans and associated non-qualified pension restoration plans. All contributions to the non-qualified plans are subject to a graded vesting schedule of 20% per year over five years with vesting credit beginning with service in the Plan on and after January 1, 2010.

Supplemental Plan Assets

The Supplemental Plans have no assets. We fund on a cash basis as benefits are paid.

Non-pension Defined Benefit Postretirement Plan

Employees who are participants in our Non-Pension Postretirement Healthcare Plan ("Healthcare Plan") and who retire on or after attaining age 55 after completing at least five years of service are entitled to postretirement healthcare benefits. These benefits are subject to premiums, deductibles, co-payment provisions and other limitations. We may amend or change the Healthcare Plan periodically. We are not pre-funding our retiree medical plan. We use a December 31 measurement date for the Healthcare Plan. In July 2009, the Board of Directors approved an amendment to the Healthcare Plan which changed the structure of the Healthcare Plan for non-union employees to a RMSA structure. This change was effective January 1, 2010. In September 2010, the bargaining unit employees voted to change the structure of their benefits to an RMSA. This change is effective January 1, 2011. It has been determined that the Healthcare Plan's post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy.

Plan Assets

The Healthcare Plan has no assets. We fund on a cash basis as benefits are paid.

Plan Contributions and Estimated Cash Flows

Contributions made to the Supplemental Non-qualified Defined Benefit Retirement Plans and the Non-pension Defined Benefit Postretirement Plan are expected to be made in the form of benefit payments. Contributions to each of the plans were as follows (in thousands):

	2010	2009
Defined Benefit Plans
Defined Benefit Pension Plan	$8,798	$—
Non-pension Defined Benefit Postretirement Healthcare Plan	$657	$578
Supplemental Non-Qualified Defined Benefit Plan	$108	$89

Defined Contribution Plans
Company Retirement Contribution	$171	$—
Matching contributions	$1,029	$712

Contributions to our employee benefit plans to be made in 2011 are as follows (in thousands):

2011
Defined Benefit Plans
Defined Benefit Pension Plan	$—
Non-Pension Defined Benefit Postretirement Healthcare Plan	$503
Supplemental Non-Qualified Defined Benefit Plan	$108

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

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 - Unadjusted quoted prices available in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2 - Pricing inputs include quoted prices for identical or similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources.

As required by accounting standards for fair value measurements, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect their placement within the fair value hierarchy levels. The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value on a recurring basis as of December 31 (in thousands):

Defined Benefit Pension Plan	December 31, 2010
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total Fair Value

Registered Investment Companies	$28,042	$—	$—	$28,042
Common Collective Trust	—	19,104	—	19,104
Insurance contracts	—	1,082	—	1,082
Total investments measured at fair value	$28,042	$20,186	$—	$48,228

Defined Benefit Pension Plan	December 31, 2009
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total Fair Value

Registered Investment Companies	$22,632	$—	$—	$22,632
Common Collective Trust	—	16,408	—	16,408
Total investments measured at fair value	$22,632	$16,408	$—	$39,040

Plan Reconciliations

The following tables provide a reconciliation of the Employee Benefit Plan's obligations and fair value of assets, components of the net periodic expense and elements of regulatory assets and liabilities and AOCI (in thousands):

Benefit Obligations

	Defined Benefit Pension Plans		Supplemental Nonqualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Plans
	2010	2009	2010	2009	2010	2009
Change in benefit obligation:

Projected benefit obligation at beginning of year	$55,615	$51,965	$1,690	$1,672	$9,432	$7,393
Service cost	1,215	1,155	—	—	340	216
Interest cost	3,280	3,143	100	100	547	444
Actuarial loss (gain)	4,129	1,686	54	7	(88)	3,474
Amendments	260	100	—	—	(2,270)	(1,960)
Discount rate change	—	1,047	—	—	—	—
Benefits paid	(2,472)	(2,312)	(109)	(89)	(658)	(579)
Asset transfer (to) from affiliate	(3,300)	(121)	417	—	(328)	(23)
Plan curtailment reduction	(974)	(1,048)	—	—	—	—
Medicare Part D adjustment	—	—	—	—	88	46
Plan participants' contributions	—	—	—	—	454	421
Net increase (decrease)	2,138	3,650	462	18	(1,915)	2,039
Projected benefit obligation at end of year	$57,753	$55,615	$2,152	$1,690	$7,517	$9,432

A reconciliation of the fair value of Plan assets (as of the December 31 measurement date) is as follows (in thousands):

	Defined Benefit Pension Plans		Supplemental Nonqualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Plans
	2010	2009	2010	2009	2010	2009

Beginning market value of plan assets	$39,040	$32,100	$—	$—	$—	$—
Investment income	5,361	9,337	—	—	—	—
Benefits paid	(2,472)	(2,312)	—	—	—	—
Employer contributions	8,798	—	—	—	—	—
Asset transfer to affiliate	(2,499)	(85)	—	—	—	—
Ending market value of plan assets	$48,228	$39,040	$—	$—	$—	$—

Amounts recognized in the statement of financial position consist of (in thousands):

	Defined Benefit Pension Plans		Supplemental Nonqualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Plans
	2010	2009	2010	2009	2010	2009

Regulatory asset (liability)	$18,049	$19,580	$—	$—	$(1,050)	$1,443
Current (liability)	$—	$—	$(141)	$(98)	$(428)	$(325)
Non-current (liability)	$(9,525)	$(16,576)	$(2,011)	$(1,592)	$(7,096)	$(9,110)

Accumulated Benefit Obligation

	Defined Benefit Pension Plans		Supplemental Nonqualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Plans
	2010	2009	2010	2009	2010	2009

Accumulated benefit obligation	$52,250	$47,745	$2,058	$1,645	$7,517	$9,432

Components of Net Periodic Expense

	Defined Benefit Pension Plans			Supplemental Nonqualified Defined Benefit Retirement Plans			Non-pension Defined Benefit Postretirement Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service cost	$1,214	$1,155	$1,117	$—	$—	$—	$340	$216	$211
Interest cost	3,280	3,143	3,032	100	100	120	547	444	417
Expected return on assets	(3,008)	(2,780)	(4,374)	—	—	—	—	—	—
Amortization of prior service cost	62	87	112	—	—	1	(141)	—	—
Amortization of transition obligation	—	—	—	—	—	—	171	51	51
Recognized net actuarial loss (gain)	1,378	1,586	—	30	43	44	—	—	(1)
Curtailment expense	57	189	—	—	—	—	—	—	—
Net periodic expense	$2,983	$3,380	$(113)	$130	$143	$165	$917	$711	$678

Accumulated Other Comprehensive Income (Loss)

Amounts included in AOCI, after-tax, that have not yet been recognized as components of net periodic benefit cost at December 31 were as follows (in thousands):

	Defined Benefit Pension Plans		Supplemental Nonqualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Plans
	2010	2009	2010	2009	2010	2009

Net loss	$—	$—	$(418)	$(324)	$—	$—
Prior service cost	—	—	—	—	—	—
Transition obligation	—	—	—	—	—	—
	$—	$—	$(418)	$(324)	$—	$—

The amounts in AOCI, regulatory assets or regulatory liabilities, after-tax, expected to be recognized as a component of net periodic benefit cost during calendar year 2011 were as follows (in thousands):

	Defined Benefits Pension Plans	Supplemental Nonqualified Defined Benefit Retirement Plans	Non-pension Defined Benefit Postretirement Plans

Net loss	$966	$31	$106
Prior service cost	40	—	(204)
Transition obligation	—	—	—
Total net periodic benefit cost expected to be recognized during calendar year 2011	$1,006	$31	$(98)

Assumptions

	Defined Benefit Pension Plans			Supplemental Nonqualified Defined Benefit Retirement Plans			Non-pension Defined Benefit Postretirement Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.50%	6.05%	6.20%	5.50%	6.10%	6.20%	5.00%	5.90%	6.10%
Rate of increase in compensation levels	3.70%	4.25%	4.25%	5.00%	5.00%	5.00%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for plan year:
Discount rate	6.05%	6.25%	6.35%	6.10%	6.20%	6.35%	5.90%	6.10%	6.35%
Expected long-term rate of return on assets*	8.00%	8.50%	8.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	4.25%	4.25%	4.34%	5.00%	5.00%	N/A	N/A	N/A	N/A
_____________________________
*    The expected rate of return on plan assets changed to 7.75% for the calculation of the 2011 net periodic pension cost.

The healthcare benefit obligation was determined at December 31, 2010, using an initial healthcare trend rate of 9.5% grading down to an ultimate rate of 4.5% in 2027, and at December 31, 2009, using an initial healthcare trend rate of 10.0% trending down to an ultimate rate of 4.5% in 2027.

The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase or 1% decrease in the healthcare cost trend assumptions would affect the service and interest costs and the accumulated periodic postretirement benefit obligation as follows (dollars in thousands):

	Service and Interest Costs		Accumulated Periodic Postretirement Benefit Obligation
	Dollars	Percent	Dollars	Percent
1% increase	$147	17%	$426	6%
1% (decrease)	$(114)	(13)%	$(375)	(5)%

The following benefit payments, which reflect future service, are expected to be paid (in thousands):

			Non-pension Defined Benefit Postretirement Plans
	Defined Benefit Pension Plans	Supplemental Nonqualified Defined Benefit Retirement Plan	Expected Gross Benefit Payments	Expected Medicare Part D Drug Benefit Subsidy	Expected Net Benefit Payments

2011	$2,817	$141	$503	$(75)	$428
2012	$2,907	$122	$600	$(82)	$518
2013	$3,016	$102	$652	$(87)	$565
2014	$3,148	$103	$699	$(91)	$608
2015	$3,224	$91	$723	$(95)	$628
2016-2020	$18,167	$583	$4,266	$(500)	$3,766

Defined Contribution Plan

The Parent sponsors a 401(k) retirement savings plan in which employees may participate. Participants may elect to invest up to 50% of their eligible compensation on a pre-tax or after-tax basis, up to a maximum amount established by the Internal Revenue Service. The plan provides for company matching contributions and company retirement contributions. Employer contributions vest at 20% per year and are fully vested when the participant has 5 years of service.
(11)     RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. These balances as of December 31, were as follows (in thousands):

	2010	2009
Related party receivables	$6,891	$4,146
Related party payables	$12,562	$10,030

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

Advances under this note bear interest at 2.75% above the daily LIBOR rate (3.01% at December 31, 2010). We had the following balances with the Utility Money Pool as of and for the years ended December 31 (in thousands):

	2010	2009	2008

Notes receivable (payable) with Utility Money Pool, net	$39,862	$57,737	$(70,184)

Net interest revenue (expense)	$467	$(1,123)	$(865)

Other Balances and Transactions

We had the following related party transactions for the years ended December 31, 2010 and 2009 included in the corresponding captions in the accompanying Statements of Income:

•	We received revenues from Black Hills Wyoming, Inc. for the transmission of electricity.

•	We received revenues from Cheyenne Light for the sale of electricity and dispatch services.

•	We recorded revenues relating to payments received pursuant to a natural gas swap entered into with Enserco.

•	We purchase coal from WRDC. These amounts are included in Fuel and purchased power on the accompanying Statements of Income.

•	We purchase excess power generated by Cheyenne Light.

•	In order to fuel our combustion turbine, we purchase natural gas from Enserco. These amounts are included in Fuel and purchased power on the accompanying Statements of Income.

•	In addition, we also pay the Parent for allocated corporate support service costs incurred on our behalf.

•	We have two contracts with Cheyenne Light under which Cheyenne Light sells up to 40 MW of wind-generated, renewable energy to us.

	2010	2009	2008
	(in thousands)
Revenues:
Black Hills Wyoming for transmission of electricity	$1,378	$873	$1,245
Cheyenne Light for electricity and dispatch services	$1,200	$1,823	$2,778
Natural gas swaps from Enserco	$—	$—	$200

Purchases:
Coal purchases from WRDC	$13,569	$16,284	$15,469
Excess power purchased from Cheyenne Light	$8,664	$8,580	$6,387
Natural gas from Enserco	$1,652	$2,250	$8,049
Corporate support services from Parent	$17,145	$15,014	$12,391
Renewable wind energy from Cheyenne Light	$4,538	$2,791	$628

We have funds on deposit from Black Hills Wyoming for transmission system reserve which are included in Other, non-current liabilities on the accompanying Balance Sheets. We have transmission system reserve balances as follows as of December 31 (in thousands):

	2010	2009
Deferred credits and other liabilities	$2,044	$1,978

Interest on the transmission system reserve deposit accrues quarterly at an average prime rate (3.25% at December 31, 2010). We paid interest for the years ended December 31 as follows (in thousands):

	2010	2009	2008
Interest expense	$65	$70	$114

(12)    SUPPLEMENTAL CASH FLOW INFORMATION

Years ended December 31,	2010	2009	2008
	(in thousands)
Non-cash investing activities -
Property, plant and equipment financed with accrued liabilities	$7,188	$10,191	$13,294
Money pool activity - net repayment of funds loaned	$—	$25,000	$—
Non-cash financing activities -
Money pool activity - net repayment of funds borrowed	$—	$(25,000)	$—

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(19,554)	$(14,252)	$(11,578)
Income taxes	$15,805	$3,700	$5,877

(13)     COMMITMENTS AND CONTINGENCIES

Partial Sale of Wygen III

On April 9, 2009, we sold to MDU a 25% ownership interest in our Wygen III generation facility. At closing, MDU made a payment to us for its 25% share of the costs to date on the ongoing construction of the facility. Proceeds of $32.8 million were received of which $30.2 million was used to pay down a portion of the Acquisition Facility. MDU continued to reimburse us for its 25% of the total costs paid to complete the project. The Wygen III generation facility began commercial operations on April 1, 2010. In conjunction with the sales transaction, we also modified a 2004 PPA between us and MDU.

On July 14, 2010, we sold a 23% ownership interest in Wygen III to the City of Gillette for $62.0 million. The purchase terminates the current PPA with the City of Gillette, and the Wygen III Participation Agreement has been amended to include the City of Gillette. The Participation Agreement provides that the City of Gillette will pay us for administrative services and share in the costs of operating the plant for the life of the facility. The estimated amount of net fixed assets sold totaled $55.8 million. We recognized a gain on the sale of $6.2 million.

Power Purchase and Transmission Services Agreements

We have the following power purchase and transmission agreements as of December 31, 2010:

•
A PPA with PacifiCorp expiring in 2023, which provides for the purchase by us of 50 MW of electric capacity and energy. The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp's coal-fired electric generating plants;

•	A firm point-to-point transmission access agreement to deliver up to 50 MW of power on PacifiCorp's transmission system to wholesale customers in the western region through 2023;

•
Cheyenne Light entered into a 20-year PPA with Happy Jack for 29.4 MW of energy. Under a separate inter-company agreement expiring in 2028, Cheyenne Light has agreed to sell 50% of the facility output from Happy Jack to us;

•
Cheyenne Light entered into a 20-year PPA with Silver Sage for 30 MW of energy. Under a separate inter-company agreement expiring in 2029, Cheyenne Light has agreed to sell 20 MW of energy from Silver Sage to us; and

•	A Generation Dispatch Agreement with Cheyenne Light that requires us to purchase all of Cheyenne Light's excess energy.

Costs incurred under these agreements were as follows for the years ended December 31 (in thousands):

Contract	Contract Type	Expiring	2010	2009	2008

PacifiCorp	Electric capacity and energy	2023	$12,936	$11,862	$11,571
PacifiCorp	Transmission access	2023	$1,215	$1,215	$1,215
Cheyenne Light	Happy Jack Wind Farm	2028	$2,815	$2,078	$628
Cheyenne Light	Silver Sage Wind Farm	2029	$1,723	$713	$—

Long-Term Power Sales Agreements

We have the following power sales agreements as of December 31, 2010:

•
In March 2010, we entered into a seven-year PPA and Purchase Option Agreement with the City of Gillette effective April 2010 that replaces a previous agreement. This PPA provided the City of Gillette, with an option to purchase a 23% ownership interest in our Wygen III facility which commenced commercial operations on April 1, 2010. The City of Gillette exercised its option to purchase the 23% ownership interest in Wygen III and the transaction closed in July 2010. The PPA terminated upon the closing of the transaction. We retain responsibility for operations of the facility with a life-of-plant lease and agreement for operations and coal supply. We entered into a five year agreement with the City of Gillette to dispatch the City of Gillette's first 23% of net generating capacity. MWs from the Wygen III unit are deemed to supply a portion of the City of Gillette's capacity and energy annually. During periods of reduced production at Wygen III, or during periods when Wygen III is off-line, we will provide the City of Gillette with its first 23% from our other generating facilities or from system purchases with reimbursement of costs by the City of Gillette. Under this agreement, we will also provide the City of Gillette their operating component of spinning reserves;

•
An agreement with MDU to provide 25% of Wygen III's net generating capacity for the life of the plant. In conjunction with MDU's April 2009 purchase of 25% ownership interest in Wygen III, an agreement to supply 74 MW of capacity and energy through 2016 was modified. The sales to MDU have been integrated into our control area and are considered part of our firm native load. MWs from the Wygen III unit are deemed to supply a portion of the required 74 MW. During periods of reduced production at Wygen III, or during periods when Wygen III is off-line, MDU will be provided with its 25 MW from our other generation facilities or from system purchases with reimbursement of costs by MDU;

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

•
A five-year PPA with MEAN which commenced on April 1, 2010. Under this contract, MEAN purchases 5 MW of unit-contingent capacity from Neil Simpson II and 5 MW of unit-contingent capacity from Wygen III.

Legal Proceedings

Ongoing Litigation

We are subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect our financial position, results of operations or cash flows.

(14)     QUARTERLY HISTORICAL DATA (Unaudited)

We operate on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Operating revenues	$54,489	$56,438	$59,051	$59,785
Operating income	$9,361	$10,510	$21,092	$14,305
Net income	$5,934	$4,102	$14,078	$7,154

2009
Operating revenues	$54,458	$46,836	$53,086	$52,699
Operating income	$10,705	$5,006	$8,920	$10,174
Net income	$6,964	$3,105	$7,166	$5,904

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2010. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

Internal control over financial reporting

Management's Report on Internal Control over Financial Reporting is presented on Page 24 of this Annual Report on Form 10-K.

During our fourth fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services provided to us for the fiscal years ended December 31, 2010 and 2009 by our independent registered public accounting firm, Deloitte & Touche LLP (in thousands):

Deloitte & Touche LLP	2010	2009
Audit Fees	$335	$552
Tax Fees	157	116
Audit-related fees	48	190
Total	$540	$858

Audit Fees. Fees for professional services rendered for the audits of our financial statements, review of the interim financial statements included in quarterly reports and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Tax Fees. Fees for services related to tax compliance, and tax planning and advice including tax assistance with tax audits. These services include assistance regarding federal and state tax compliance and advice, review of tax returns, and federal and state tax planning.

Audit-Related Fees. Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These may services include internal control reviews; attest services that are not required by statute or regulation; employee benefit plan audits; due diligence, consultations and audits related to mergers and acquisitions; and consultations concerning financial accounting and reporting standards.

The services performed by Deloitte & Touche LLP were pre-approved in accordance with the Black Hills Corporation Audit Committee's pre-approval policy whereby the Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accountants. The Audit Committee annually reviews the services expected to be provided by the independent auditors and establish pre-approval fee levels for each category of services to be provided, including audit, audit-related, tax and other services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

	2.	Schedules

Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in this Form 10-K.

BLACK HILLS POWER, INC. VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Description	Balance at beginning of year	Additions Charged to costs and expenses	Deductions	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
2010	$259	$499	$(528)	$230
2009	$370	$316	$(427)	$259
2008	$388	$637	$(655)	$370

3.    Exhibits

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).

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

23	Independent Auditors' Consent

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
*    Previously filed as part of the filing indicated and incorporated by reference herein.

(a)	See (a) 3. Exhibits above.

(b)	See (a) 2. Schedules above.

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

BLACK HILLS POWER, INC.

		By	/s/ DAVID R. EMERY
David R. Emery, Chairman and
Chief Executive Officer

Dated:	March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID R. EMERY	Director and	March 7, 2011
David R. Emery, Chairman and	Principal Executive Officer
Chief Executive Officer

/s/ ANTHONY S. CLEBERG	Principal Financial and	March 7, 2011
Anthony S. Cleberg, Executive Vice President	Accounting Officer
and Chief Financial Officer

/s/ DAVID C. EBERTZ	Director	March 7, 2011
David C. Ebertz

/s/ JACK W. EUGSTER	Director	March 7, 2011
Jack W. Eugster

/s/ JOHN R. HOWARD	Director	March 7, 2011
John R. Howard

/s/ KAY S. JORGENSEN	Director	March 7, 2011
Kay S. Jorgensen

/s/ STEPHEN D. NEWLIN	Director	March 7, 2011
Stephen D. Newlin

/s/ GARY L. PECHOTA	Director	March 7, 2011
Gary L. Pechota

/s/ WARREN L. ROBINSON	Director	March 7, 2011
Warren L. Robinson

/s/ JOHN B. VERING	Director	March 7, 2011
John B. Vering

/s/ THOMAS J. ZELLER	Director	March 7, 2011
Thomas J. Zeller

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).

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
_________________________
*    Previously filed as part of the filing indicated and incorporated by reference herein.