Form 10-Q
period 2011-03-31
BLACK HILLS POWER INC
filed 2011-05-12
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
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

As of April 29, 2011, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
Enserco	Enserco Energy, Inc., an indirect subsidiary of the Parent Company
FERC	Federal Energy Regulatory Commission
LIBOR	London Interbank Offered Rate
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt-hour
PPACA	Patient Protection and Affordability Care Act
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
WRDC	Wyodak Resources Development Corp., an indirect subsidiary of the Parent Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Operating revenue	$59,194	$54,489

Operating expenses:
Fuel, purchased power and cost of sales	21,560	24,236
Operations and maintenance	17,990	15,005
Depreciation and amortization	6,562	4,734
Taxes - property	1,165	1,153
Total operating expenses	47,277	45,128

Operating income	11,917	9,361

Other income (expense):
Interest expense	(4,220)	(5,480)
AFUDC - borrowed	180	1,614
Interest income	10	395
AFUDC - equity	287	2,007
Other income, net	104	120
Total other income (expense)	(3,639)	(1,344)

Income before income taxes	8,278	8,017
Income tax expense	(2,397)	(2,083)
Net income	$5,881	$5,934

The accompanying notes to the condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)
	March 31, 2011	December 31, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,056	$2,045
Receivables - customers, net	24,880	28,716
Receivables - affiliates, net	5,524	6,891
Other receivables, net	1,133	2,077
Notes receivable - Utility Money Pool	48,925	39,862
Materials, supplies and fuel	21,540	21,259
Regulatory assets, current	4,575	3,584
Deferred tax assets, current	376	—
Other, current assets	7,347	3,712
Total current assets	119,356	108,146

Investments	4,487	4,396

Property, plant and equipment	984,793	962,640
Less accumulated depreciation and amortization	(321,504)	(304,800)
Total property, plant and equipment, net	663,289	657,840

Other assets:
Regulatory assets, non-current	36,638	37,740
Other, non-current assets	3,595	3,610
Total other assets	40,233	41,350

TOTAL ASSETS	$827,365	$811,732

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(Continued)
(unaudited)
	March 31, 2011	December 31, 2010
	(in thousands)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$83	$81
Accounts payable	16,258	14,828
Accounts payable - affiliates	15,164	12,562
Accrued liabilities	16,364	15,541
Regulatory liabilities, current	2,692	1,932
Deferred income tax liabilities, current	—	859
Total current liabilities	50,561	45,803

Long-term debt, net of current maturities	276,401	276,422

Deferred credits and other liabilities:
Deferred income tax liabilities, non-current	125,915	122,319
Regulatory liabilities, non-current	29,122	28,276
Benefit plan liabilities	20,174	19,581
Other, deferred credits and other liabilities	9,883	9,914
Total deferred credits and other liabilities	185,094	180,090

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	253,569	247,688
Accumulated other comprehensive loss	(1,251)	(1,262)
Total stockholder's equity	315,309	309,417

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$827,365	$811,732

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2011	2010
	(in thousands)
Operating activities:
Net income	$5,881	$5,934
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,562	4,734
Deferred income tax	2,057	5,855
Employee benefits	601	1,021
AFUDC - equity	(287)	(2,007)
Other non-cash adjustments	(175)	92
Change in operating assets and liabilities -
Accounts receivable and other current assets	2,256	3,164
Accounts payable and other current liabilities	6,473	(2,147)
Regulatory assets	3,468	(441)
Regulatory liabilities	(317)	—
Other operating activities	(2,213)	(3,474)
Net cash provided by operating activities	24,306	12,731

Investing activities:
Property, plant and equipment additions	(12,122)	(22,648)
Notes receivable from affiliates, net	(9,063)	46,967
Other investing activities	(92)	(3,344)
Net cash provided by (used in) investing activities	(21,277)	20,975

Financing activities:
Long-term debt - repayments	(18)	(32,535)
Other financing activities	—	(320)
Net cash provided by (used in) financing activities	(18)	(32,855)

Net change in cash and cash equivalents	3,011	851

Cash and cash equivalents beginning of period	2,045	1,709
Cash and cash equivalents end of period	$5,056	$2,560

See Note 10 for supplemental cash flow information.

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2010 Annual Report on Form 10-K)

(1)    MANAGEMENT'S STATEMENT

The condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the "Company," "we," "us," or "our"), without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2010 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the March 31, 2011, December 31, 2010 and March 31, 2010 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 and our financial condition as of March 31, 2011 and December 31, 2010 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Certain prior year data presented in the financial statements has been reclassified to conform to the current year presentation. These reclassifications had no effect on total assets, net income or cash flows.

(2)    RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS AND LEGISLATION

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

(3)     ACCOUNTS RECEIVABLE

We maintain an allowance for doubtful accounts which reflects our best estimate of potentially uncollectible trade receivables. We regularly review our trade receivable allowance by considering such factors as historical experience, credit-worthiness, the age of the receivable balances, and current economic conditions that may affect the ability to pay.

Accounts receivable consist of sales to residential, commercial, industrial, municipal and other customers all of which do not bear interest. These accounts receivable balances are stated at billed and unbilled amounts net of write-offs or payment received. Approximately 29% of the accounts receivable balance consists of unbilled revenue as of March 31, 2011.

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

In specific cases where we are aware of a customer's inability or reluctance to pay, we record an allowance for doubtful accounts against amounts due to reduce the net receivable balance to the amount we reasonably expect to collect. However, if circumstances change, our estimate of the recoverability of accounts receivable could be affected. Circumstances which could affect our estimates include, but are not limited to, customer credit issues, the level of commodity prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible or the time allowed for dispute under the contract has expired.

Following is a summary of accounts receivable balances (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable, trade	$17,854	$21,365
Unbilled revenues	7,233	7,581
Total accounts receivable - customers	25,087	28,946
Allowance for doubtful accounts	(207)	(230)
Receivables - customers, net	$24,880	$28,716

(4)    REGULATORY ACCOUNTING

We had the following regulatory assets and liabilities (in thousands):

	Recovery Period	March 31, 2011	December 31, 2010
Regulatory assets:
Unamortized loss on reacquired debt	14 years	$2,953	$3,016
AFUDC	Up to 45 years	9,489	9,489
Defined benefit postretirement plans	Up to 13 years	18,615	18,049
Deferred energy costs	Less than one year	4,130	3,584
Flow through accounting	Up to 35 years	5,031	4,772
Other		995	2,414
Total regulatory assets		$41,213	$41,324

Regulatory liabilities:
Cost of removal for utility plant	Up to 53 years	$16,656	$15,429
Defined benefit postretirement plan	Up to 13 years	10,769	10,204
Other		4,389	4,575
Total regulatory liabilities		$31,814	$30,208

Regulatory assets are primarily recorded for the probable future revenue to recover the costs associated with defined benefit postretirement plans, future income taxes related to the deferred tax liability for the equity component of AFUDC of utility assets and unamortized losses on reacquired debt. To the extent that energy costs are under-recovered or over-recovered during the year, they are recorded as a regulatory asset or liability, respectively. Regulatory liabilities include the probable future decrease in rate revenues related to a decrease in deferred tax liabilities for prior reductions in statutory federal income tax rates, gains associated with regulated utilities' defined benefit postretirement plans and the cost of removal for utility plant, recovered through our electric utility rates. Regulatory assets are included in Regulatory assets, current and Regulatory assets, non-current on the accompanying Condensed Balance Sheets. Regulatory liabilities are included in Regulatory liabilities, current and Regulatory liabilities, non-current on the accompanying Condensed Balance Sheets.

(5)    COMPREHENSIVE INCOME

The following table presents the components of Comprehensive income (in thousands):

	Three Months Ended March 31, 2011
Net income		$5,881
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	$—
Taxes	—
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		—

Reclassification adjustments included in net income	$16
Taxes	(5)
Reclassification adjustments included in net income, net of tax		11

Comprehensive income		$5,892

	Three Months Ended March 31, 2010
Net income		$5,934
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	$327
Taxes	(115)
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		212

Reclassification adjustments included in net income	$17
Taxes	(6)
Reclassification adjustments included in net income, net of tax		11

Comprehensive income		$6,157

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets were as follows (in thousands):

	March 31, 2011	December 31, 2010
Derivatives designated as cash flow hedges	$(837)	$(848)
Employee benefit plans	(414)	(414)
Total Accumulated other comprehensive loss	$(1,251)	$(1,262)

(6)    RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable with related parties	$5,524	$6,891
Accounts payable with related parties	$15,164	$12,562

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

We had the following balances with the Utility Money Pool (in thousands):

	March 31, 2011	December 31, 2010
Notes receivable - Utility Money Pool, net	$48,925	$39,862

Advances under these notes bear interest at 2.75% above the daily LIBOR rate (which equates to 2.99% at March 31, 2011). Net interest income relating to balances for the Utility Money Pool was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net interest expense (income)	$(317)	$(54)

Other Balances and Transactions

The sales and purchases with related parties were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
Transmission of electricity sold to Black Hills Wyoming	$162	$173
Electricity and dispatch services sold to Cheyenne Light	$185	$548

Expenses:
Coal purchases from WRDC	$4,887	$4,084
Purchase of excess power generated at Cheyenne Light	$1,807	$2,591
Natural gas from Enserco	$161	$522
Corporate support services from Parent	$5,174	$4,004

We have funds on deposit from Black Hills Wyoming for transmission system reserve which are included in Other, deferred credits and other liabilities on the accompanying Condensed Balance Sheets. We have transmission system reserve balances as follows (in thousands):

	March 31, 2011	December 31, 2010
Funds on deposit from affiliate	$2,060	$2,044

Interest on the funds on deposit from Black Hills Wyoming accrues quarterly at an average quarterly prime rate (3.25% at March 31, 2011).

	March 31, 2011	March 31, 2010
Interest expense paid to affiliate	$17	$16

(7)    EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the " Pension Plan") covering employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$199	$304
Interest cost	773	820
Expected return on plan assets	(905)	(752)
Prior service cost	16	15
Net loss	372	344
Net periodic benefit cost	$455	$731

Non-pension Defined Benefit Postretirement Plans

Employees who are participants in the Postretirement Healthcare Plans (the "Healthcare Plans") and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$52	$94
Interest cost	91	149
Amortization of prior service cost	(78)	(42)
Net loss	41	56
Net periodic benefit cost	$106	$257

It has been determined that the post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy.

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the "Supplemental Plans"). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Interest cost	$28	$25
Net loss	12	7
Net periodic benefit cost	$40	$32

Contributions

We anticipate that we will make contributions to each of the benefit plans during 2011 and 2012. Contributions to the Healthcare Plan and the Supplemental Plan are expected to be made in the form of benefit payments. Contributions are as follows (in thousands):

	Contributions Made for the	Remaining
	Three Months Ended March 31, 2011	Anticipated Contributions for 2011	Anticipated Contributions for 2012
Defined Benefit Pension Plan	$—	$—	$904
Non-Pension Defined Benefit Postretirement Healthcare Plan	$107	$321	$518
Supplemental Non-qualified Defined Benefit Plan	$35	$106	$122

(8)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$5,056	$5,056	$2,045	$2,045
Long-term debt, including current maturities	$276,484	$277,256	$276,503	$301,964

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

(9)    LONG-TERM DEBT

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

(10)    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment financed with accrued liabilities	$832	$8,467

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(3,146)	$(3,851)
Income taxes	$—	$1,018

(11)    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, claims and litigation as described in Note 12 of the Notes to our Financial Statements in our 2010 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first three months of 2011.

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our financial statements are adequate in light of the probable and estimable contingencies.  However, there can be no assurance that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2011, cannot be reasonably determined and could have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenue	$59,194	$54,489
Fuel and purchased power	21,560	24,236
Gross margin	37,634	30,253

Operations and maintenance, depreciation and amortization	25,717	20,892
Operating income	11,917	9,361

Interest expense, net	(4,030)	(3,471)
Other income, net	391	2,127
Income tax expense	(2,397)	(2,083)
Net income	$5,881	$5,934

The following tables provide certain financial information and operating statistics (dollars in thousands):

	Electric Revenue by Customer Type
	Three Months Ended March 31,
	2011	Percentage Change	2010
Commercial	$17,314	19%	$14,539
Residential	17,170	19%	14,479
Industrial	5,764	24%	4,637
Municipal sales	734	12%	653
Total retail sales	40,982	19%	34,308
Contract wholesale	4,620	(31)%	6,718
Wholesale off-system	6,953	(20)%	8,716
Total wholesale sales	52,555	6%	49,742
Other revenue	6,639	40%	4,747
Total revenue	$59,194	9%	$54,489

	Megawatt Hours Sold by Customer Type
	Three Months Ended March 31,
	2011	Percentage Change	2010
Commercial	178,237	(3)%	184,438
Residential	174,400	—%	174,535
Industrial	88,749	2%	86,663
Municipal sales	8,302	1%	8,226
Total retail sales	449,688	(1)%	453,862
Contract wholesale *	89,959	(47)%	168,465
Wholesale off-system	242,156	5%	231,047
Total wholesale sales	781,803	(8)%	853,374
Losses and company use	32,671	236%	9,719
Total energy	814,474	(6)%	863,093
*    Decrease in 2011 MWh due to the termination of wholesale contracts with two previous wholesale customers who acquired ownership interest in the Wygen III facility.

	Electric Utility Power Plant Availability
	Three Months Ended March 31,
	2011		2010
Coal-fired plants	90.1%	(a)	93.9%	(b)
Other plants	98.8%		99.8%
Total availability	93.5%		96.5%
(a)    2011 reflects a planned major outage at the PacifiCorp operated Wyodak plant.
(b)    2010 reflects an unplanned 12 day outage at the PacifiCorp operated Wyodak plant due to a collapsed scrubber vessel.

	Megawatt Hours Generated and Purchased
	Three Months Ended March 31,
Generated -	2011	Percentage Change	2010
Coal-fired	437,838	2%	430,573
Gas-fired	1,024	(64)%	2,838
	438,862	1%	433,411

Purchased	375,612	(13)%	429,682
Total Generated and Purchased	814,474	(6)%	863,093

	Degree Days
	Three Months Ended March 31,
	2011	2010
Heating and cooling degree days:
Actual -
Heating degree days	3,707	3,392
Cooling degree days	—	—

Variance from normal -
Heating degree days	12%	3%
Cooling degree days	—%	—%

Amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010. Net income was $5.9 million compared to $5.9 million for the same period in the prior year primarily due to the following:

Gross margin increased $7.4 million primarily due to an increase related to the impact of the outcome of the rate case during 2010 partially offset by a decrease in margins resulting from two previous wholesale power customers acquiring an ownership interest in Wygen III.

Operations and maintenance, depreciation expense increased $4.8 million primarily due to additional operating costs and depreciation expense of $2.4 million associated with the Wygen III plant which commenced commercial operation on April 1, 2010, increased employee compensation and benefits, and benefits and increased corporate allocations.

Interest expense, net increased $0.6 million primarily due to a $1.4 million decrease in AFUDC associated with the borrowed funds component due to the completed construction at Wygen III partially offset by lower interest expense of $0.7 million due to repayment of Series AC, Series Y and Series Z bonds during 2010.

Other income, net decreased $1.7 million primarily due to a decrease in AFUDC-equity due to the placement of Wygen III into commercial operation.

Income tax, expense increased compared to the same period in the prior year. This increase in the effective tax rate is due to a lower tax benefit from AFUDC-equity which decreased upon commercial operation of Wygen III.

Significant Events

On April 28, 2011, we filed a request for declaratory ruling from the SDPUC to confirm that a proposed 20 MW wind farm site near Belle Fourche, SD is reasonable and cost effective. This $38.0 million project would be owned by us and advances our progress toward the State of South Dakota's objective that 10% of all electricity sold be obtained from renewable, recycled and conserved energy resources by 2015.

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

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of March 31, 2011, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating	Outlook
Fitch	A-	Stable
Moody's	A3	Stable
S&P	BBB+	Stable

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" as defined by the SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. Forward-looking statements involve risks and uncertainties, and certain important factors can cause actual results to differ materially from those anticipated. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potentials," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurances that such indicated results will be realized. The forward-looking statements include the factors discussed above, the risk factors described in Item 1A. of our 2010 Annual Report on Form 10-K, in Item 1A. of Part II of this Quarterly Report on Form 10-Q filed with the SEC, and the following:

•
Our ability to obtain adequate cost recovery for our retail utility operations through regulatory proceedings; our ability to receive favorable rulings in the periodic applications to recover costs for fuel and purchased power; and our ability to add power generation assets into regulatory rate base;

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2011. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.    Legal Proceedings

For information regarding legal proceedings, see Note 13 of Notes to Financial Statements in Item 8 of our 2010 Annual Report on Form 10-K and Note 11 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 11 is incorporated by reference into this item.

Item 1A.    Risk Factors

Our Risk Factors are documented in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Dated: May 12, 2011

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