Form 10-Q
period 2011-06-30
BLACK HILLS POWER INC
filed 2011-08-11
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.
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

As of July 29, 2011, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASC 220	ASC 220, "Comprehensive Income"
ASC 820	ASC 820, "Fair Value Measurements"
ASU	Accounting Standards Update
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect, wholly-owned subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
Enserco	Enserco Energy, Inc., an indirect, wholly-owned subsidiary of the Parent Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
IFRS	International Financial Reporting Standards
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt-hours
PPA	Purchase Power Agreement
PPACA	Patient Protection and Affordability Care Act
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of the Parent Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Operating revenue	$56,098	$56,438	$115,292	$110,927

Operating expenses:
Fuel and purchased power	22,764	21,616	44,324	45,852
Operations and maintenance	16,195	17,356	34,185	32,361
Depreciation and amortization	6,761	5,684	13,323	10,418
Taxes - property	1,197	1,272	2,362	2,425
Total operating expenses	46,917	45,928	94,194	91,056

Operating income	9,181	10,510	21,098	19,871

Other income (expense):
Interest expense	(4,533)	(5,803)	(8,753)	(11,283)
AFUDC - borrowed	88	187	268	1,801
Interest income	360	1,029	370	1,424
AFUDC - equity	155	230	442	2,237
Other income (expense), net	(256)	18	(152)	138
Total other income (expense)	(4,186)	(4,339)	(7,825)	(5,683)

Income before income taxes	4,995	6,171	13,273	14,188
Income tax expense	(1,254)	(2,069)	(3,651)	(4,152)
Net income	$3,741	$4,102	$9,622	$10,036

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,312	$2,045
Receivables - customers, net	21,736	28,716
Receivables - affiliates	3,267	6,891
Other receivables, net	466	2,077
Money pool notes receivable	49,827	39,862
Materials, supplies and fuel	21,347	21,259
Regulatory assets, current	5,627	3,584
Other, current assets	3,780	3,712
Total current assets	110,362	108,146

Investments	4,534	4,396

Property, plant and equipment	1,000,649	962,640
Less accumulated depreciation and amortization	(321,903)	(304,800)
Total property, plant and equipment, net	678,746	657,840

Other assets:
Regulatory assets, non-current	35,765	37,740
Other, non-current assets	3,774	3,610
Total other assets	39,539	41,350
TOTAL ASSETS	$833,181	$811,732

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$78	$81
Accounts payable	13,873	14,828
Accounts payable - affiliates	15,299	12,562
Accrued liabilities	16,406	15,541
Regulatory liabilities, current	1,193	1,932
Deferred income tax liabilities, current	573	859
Total current liabilities	47,422	45,803

Long-term debt, net of current maturities	276,388	276,422

Deferred credits and other liabilities:
Deferred income tax liability, non-current	125,507	122,319
Regulatory liabilities, non-current	34,633	28,276
Benefit plan liabilities	20,695	19,581
Other, deferred credits and other liabilities	9,476	9,914
Total deferred credits and other liabilities	190,311	180,090

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	257,310	247,688
Accumulated other comprehensive loss	(1,241)	(1,262)
Total stockholder's equity	319,060	309,417
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$833,181	$811,732

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Operating activities:
Net income	$9,622	$10,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,323	10,418
Deferred income tax	4,026	11,029
Employee benefits	1,202	2,043
AFUDC - equity	(442)	(2,237)
Other, net	514	159
Change in operating assets and liabilities -
Accounts receivable and other current assets	11,224	(1,953)
Accounts payable and other current liabilities	866	(10,495)
Regulatory assets	166	(441)
Regulatory liabilities	(2,358)	—
Other operating activities	(1,552)	2,027
Net cash provided by operating activities	36,591	20,586

Investing activities:
Property, plant and equipment additions	(24,183)	(40,241)
Change in money pool notes receivable, net	(9,965)	57,737
Other investing activities	(139)	3,392
Net cash provided by (used in) investing activities	(34,287)	20,888

Financing activities:
Long-term debt - repayments	(37)	(52,532)
Change in money pool notes payable, net	—	13,028
Other financing activities	—	(1,176)
Net cash provided by (used in) financing activities	(37)	(40,680)

Net change in cash and cash equivalents	2,267	794

Cash and cash equivalents, beginning of period	2,045	1,709
Cash and cash equivalents, end of period	$4,312	$2,503

See Note 10 for supplemental cash flow information

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2010 Annual Report on Form 10-K)

(1)     MANAGEMENT'S STATEMENT

The condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the "Company," "we," "us," or "our"), without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2010 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the June 30, 2011, December 31, 2010 and June 30, 2010 financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2011 and June 30, 2010, and our financial condition as of June 30, 2011 and December 31, 2010 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Certain prior year data presented in the condensed financial statements has been reclassified to conform to the current year presentation. These reclassifications had no effect on our financial position, results of operations, or cash flows.

(2)     RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS AND LEGISLATION

Other Comprehensive Income, ASU No. 2011-05

FASB issued an accounting standards update amending ASC 220 to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We believe the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

Fair Value Measurement, ASU No. 2011-04

FASB issued an accounting standards update amending ASC 820 to achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. This amendment changes the wording used to describe fair value and requires additional disclosures. We do not expect this amendment, which is effective for interim and annual periods beginning after December 31, 2011, to have an impact on our financial position, results of operations, or cash flows.

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

(3)     ACCOUNTS RECEIVABLE

We maintain an allowance for doubtful accounts which reflects our best estimate of probable uncollectible trade receivables. We regularly review our trade receivable allowance by considering such factors as historical experience, credit worthiness, the age of the receivable balances and current economic conditions that may affect the ability to pay.

Accounts receivable consist of sales to residential, commercial, industrial, municipal and other customers all of which do not bear interest. These accounts receivable balances are stated at billed and unbilled amounts net of write-offs. Approximately 31% of the accounts receivable balance consists of unbilled revenue as of June 30, 2011.
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

Following is a summary of accounts receivable balances (in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable trade	$15,239	$21,365
Unbilled revenues	6,655	7,581
Total accounts receivable - customers	21,894	28,946
Allowance for doubtful accounts	(158)	(230)
Receivable - customers, net	$21,736	$28,716

(4)     REGULATORY ASSETS AND LIABILITIES

We had the following regulatory assets and liabilities (in thousands):

	Recovery Period	June 30, 2011	December 31, 2010
Regulatory assets:
Unamortized loss on reacquired debt	14 years	$2,891	$3,016
AFUDC	Up to 45 years	9,489	9,489
Defined benefit postretirement plans	Up to 13 years	18,615	18,049
Deferred energy costs	Less than one year	5,346	3,584
Flow through accounting	Up to 35 years	4,284	4,772
Other		767	2,414
Total regulatory assets		$41,392	$41,324

Regulatory liabilities:
Cost of removal for utility plant	Up to 53 years	$22,851	$15,429
Defined benefit postretirement plans	Up to 13 years	10,874	10,204
Other		2,101	4,575
Total regulatory liabilities		$35,826	$30,208

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

(5)     COMPREHENSIVE INCOME

The following table presents the components of Comprehensive income (in thousands):

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Net income		$3,741		$9,622
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	$—		$—
Taxes	—		—
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		—		—

Reclassification adjustments included in net income	$16		$32
Taxes	(6)		(11)
Reclassification adjustments included in net income, net of tax		10		21

Comprehensive income		$3,751		$9,643

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Net income		$4,102		$10,036
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	$(10)		$317
Taxes	4		(111)
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		(6)		206

Reclassification adjustments included in net income	$16		$33
Taxes	(6)		(12)
Reclassification adjustments included in net income, net of tax		10		21

Comprehensive income		$4,106		$10,263

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets were as follows (in thousands):

	June 30, 2011	December 31, 2010
Derivatives designated as cash flow hedges	$(827)	$(848)
Employee benefit plans	(414)	(414)
Total accumulated other comprehensive loss	$(1,241)	$(1,262)

(6)     RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands):

	June 30, 2011	December 31, 2010
Receivable - affiliates	$3,267	$6,891
Accounts payable - affiliates	$15,299	$12,562

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

We had the following balances with the Utility Money Pool (in thousands):

	June 30, 2011	December 31, 2010
Money pool notes receivable	$49,827	$39,862

Advances under the Utility Money Pool notes bear interest at 2.75% above the daily LIBOR rate (which equates to 2.94% at June 30, 2011). Net interest (income) expense relating to balances for the Utility Money Pool was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net interest (income) expense	$(343)	$4	$(660)	$(50)

Other Balances and Transactions

The sales and purchases with related parties were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Transmission of electricity sold to Black Hills Wyoming	$58	$769	$220	$942
Electricity and dispatch services sold to Cheyenne Light	$63	$326	$248	$874

Expenses:
Coal purchases from WRDC	$5,758	$3,900	$10,645	$7,984
Purchase of excess power generated at Cheyenne Light	$3,660	$2,119	$5,467	$4,710
Natural gas from Enserco	$62	$200	$223	$722
Corporate support services from Parent and Black Hills Energy	$4,509	$4,212	$9,683	$8,216

We have funds on deposit from Black Hills Wyoming for transmission system reserve which are included in Other, deferred credits and other liabilities on the accompanying Condensed Balance Sheets. We have transmission system reserve balances as follows (in thousands):

	June 30, 2011	December 31, 2010
Funds on deposit from affiliate	$2,076	$2,044

Interest on the funds on deposit from Black Hills Wyoming accrues quarterly at an average quarterly prime rate (3.25% at June 30, 2011).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense paid to affiliate	$16	$16	$33	$32

(7)     EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the "Pension Plan") covering employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$199	$304	$398	$608
Interest cost	773	820	1,546	1,641
Expected return on plan assets	(905)	(752)	(1,810)	(1,504)
Prior service cost	16	15	32	30
Net loss	372	344	744	687

Net periodic benefit cost	$455	$731	$910	$1,462

Non-pension Defined Benefit Postretirement Plans

Employees who are participants in the Postretirement Healthcare Plans (the "Healthcare Plans") and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$52	$94	$104	$188
Interest cost	91	149	182	298
Amortization of prior service cost	(78)	(42)	(156)	(84)
Net loss	41	56	82	112

Net periodic benefit cost	$106	$257	$212	$514

It has been determined that the post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy.

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the "Supplemental Plans"). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$28	$25	$56	$50
Net loss	12	7	24	14
Net periodic benefit cost	$40	$32	$80	$64

Contributions

We anticipate that we will make contributions to each of the benefit plans during 2011 and 2012. Contributions to the Healthcare Plans and the Supplemental Plans are expected to be made in the form of benefit payments. Contributions are as follows (in thousands):

	Six Months Ended June 30, 2011	Remaining Anticipated Contributions for 2011	Anticipated Contributions for 2012
Defined Benefit Pension Plan	$—	$—	$904
Non-Pension Defined Benefit Postretirement Healthcare Plan	$214	$214	$518
Supplemental Non-qualified Defined Benefit Plans	$71	$71	$122

(8)     FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,312	$4,312	$2,045	$2,045
Long-term debt, including current maturities	$276,466	$319,220	$276,503	$301,964

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

(9)    LONG TERM DEBT

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

(10)     SUPPLEMENTAL CASH FLOWS INFORMATION

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment financed with accrued liabilities	$2,974	$5,897

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(8,183)	$(10,959)
Income taxes	$15	$6,517

(11)     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, claims and litigation as described in Note 13 of the Notes to our Financial Statements in our 2010 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first six months of 2011.

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our condensed financial statements are adequate in light of the probable and estimable contingencies.  However, there can be no assurance that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters and to comply with applicable laws and regulations, will not exceed the amounts reflected in our condensed financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2011, cannot be reasonably determined and could have a material adverse effect on our results of operations, financial position or cash flows.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following tables provide certain financial information and operating statistics (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue	$56,098	$56,438	$115,292	$110,927
Fuel and purchased power	22,764	21,616	44,324	45,852
Gross margin	33,334	34,822	70,968	65,075

Operations and maintenance, depreciation and amortization	24,153	24,312	49,870	45,204
Operating income	9,181	10,510	21,098	19,871

Interest expense, net	(4,085)	(4,587)	(8,115)	(8,058)
Other income, net	(101)	248	290	2,375
Income tax expense	(1,254)	(2,069)	(3,651)	(4,152)
Net income	$3,741	$4,102	$9,622	$10,036

	Electric Revenue by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Percentage Change	2010	2011	Percentage Change	2010
Commercial	$17,759	10%	$16,104	$35,073	14%	$30,643
Residential	12,773	11%	11,546	29,943	15%	26,025
Industrial	6,464	4%	6,204	12,228	13%	10,841
Municipal	783	5%	748	1,517	8%	1,401
Total retail sales	37,779	9%	34,602	78,761	14%	68,910
Contract wholesale	4,370	(38)%	7,078	8,990	(35)%	13,796
Wholesale off-system	7,442	(13)%	8,539	14,395	(17)%	17,255
Total wholesale sales	49,591	(1)%	50,219	102,146	2%	99,961
Other revenue	6,507	5%	6,219	13,146	20%	10,966
Total revenue	$56,098	(1)%	$56,438	$115,292	4%	$110,927

	Megawatt Hours Sold by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Percentage Change	2010	2011	Percentage Change	2010
Commercial	167,649	2%	164,863	345,886	(1)%	349,301
Residential	107,683	(5)%	113,903	282,083	(2)%	288,438
Industrial	105,861	4%	101,425	194,610	3%	188,088
Municipal	7,739	2%	7,577	16,041	2%	15,803
Total retail sales	388,932	—%	387,768	838,620	—%	841,630
Contract wholesale *	82,253	(32)%	120,258	172,212	(40)%	288,723
Wholesale off-system	278,086	(7)%	299,064	520,242	(2)%	530,111
Total wholesale sales	749,271	(7)%	807,090	1,531,074	(8)%	1,660,464
Losses and company use	39,100	(11)%	43,792	71,771	34%	53,511
Total energy	788,371	(7)%	850,882	1,602,845	(6)%	1,713,975
*    Decrease in 2011 MWh due to the termination of a wholesale contract with a previous wholesale customer who acquired ownership interest in the Wygen III facility.

	Electric Utility Power Plant Availability
	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Coal-fired plants	83.6%	(a)	90.9%	(b)	86.9%	(a)	91.4%	(b)
Other plants	86.9%	(c)	98.8%		92.8%		99.3%
Total availability	84.8%		93.8%		89.2%		94.4%
___________________________
(a) 2011 reflects a planned major outage at the PacifiCorp-operated Wyodak plant.
(b) 2010 reflects an unplanned 12 day outage at the PacifiCorp-operated Wyodak plant due to a collapsed scrubber vessel.
(c) Reflects a planned major overhaul at Neil Simpson CT.

	Megawatt Hours Generated and Purchased
	Three Months Ended June 30,			Six Months Ended June 30,
Generated -	2011	Percentage Change	2010	2011	Percentage Change	2010
Coal-fired	386,006	(31)%	559,258	823,844	(17)%	989,831
Gas-fired	1,147	4%	1,106	2,171	(45)%	3,944
	387,153	(31)%	560,364	826,015	(17)%	993,775

Purchased	401,218	38%	290,518	776,830	8%	720,200
Total Generated and Purchased	788,371	(7)%	850,882	1,602,845	(6)%	1,713,975

	Degree Days		Degree Days
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Heating and cooling degree days:
Actual -
Heating degree days	1,190	904	4,897	4,296
Cooling degree days	56	65	56	65

Variance from normal -
Heating degree days	19%	9%	14%	4%
Cooling degree days	(45)%	(37)%	(45)%	(37)%

Amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. Net income was $3.7 million compared to $4.1 million for the same period in the prior year primarily due to the following:

Gross margin decreased $1.5 million primarily due to lower margins resulting from the termination of power sales contracts upon a customer's purchase of an ownership interest in Wygen III, partially offset by increased transmission gross margin.

Operations and maintenance, depreciation and amortization expenses are comparable overall. However, there were offsetting variances with a decrease due to unplanned maintenance expenditures at the PacifiCorp-operated Wyodak plant in 2010 offset by an increase in allocation of corporation costs.

Interest expense, net is comparable to the same period in the prior year.

Other income, net is comparable to the same period in the prior year.

Income tax, expense: The effective tax rate decreased from the same period in the prior year due to a true up of unit of property depreciation flow through accounting.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010. Net income was $9.6 million compared to $10.0 million for the same period in prior year primarily due to the following:

Gross margin increased $5.9 million primarily due to recently approved rate adjustments that include a return on capital investments and increase in transmission margins, partially offset by lower margins resulting from the termination of power sales contracts upon a customer's purchase of an ownership interest in Wygen III.

Operating and maintenance, depreciation and amortization expenses increased $4.7 million primarily due to additional operating costs and depreciation expense of $2.4 million associated with the Wygen III plant which commenced commercial operation on April 1, 2010, and an increase in allocation of corporate costs, partially offset by a decrease in unplanned maintenance expenditures which were incurred at the PacifiCorp-operated Wyodak plant in 2010.

Interest expense, net is comparable; however, notable variances include a $1.5 million decrease in AFUDC associated with borrowed funds due to the completed construction at Wygen III partially offset by lower interest expense of $1.5 million primarily due to repayment of higher rate debt during 2010.

Other income, net decreased $2.1 million primarily due to a decrease in AFUDC-equity of $1.8 million due to the placement of Wygen III into commercial operation.

Income tax, expense: The effective tax rate was comparable to the same period in the prior year.

Significant Events

On June 13, 2011, the SDPUC dismissed Black Hills Power's request for declaratory ruling to confirm that a proposed 20 MW wind farm site near Belle Fourche, SD is reasonable and cost effective. The dismissal resulted in a decision by Black Hills Power not to proceed with this project.

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

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of June 30, 2011, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2011. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.    Legal Proceedings

For information regarding legal proceedings, see Note 13 of Notes to Financial Statements in Item 8 of our 2010 Annual Report on Form 10-K and Note 11 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 13 is incorporated by reference into this item.

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

Dated: August 11, 2011

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