Form 10-Q
period 2011-09-30
BLACK HILLS POWER INC
filed 2011-11-08
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.
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

As of October 31, 2011, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASC 220	ASC 220, "Comprehensive Income"
ASC 820	ASC 820, "Fair Value Measurements"
ASU	Accounting Standards Update
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect, wholly-owned subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
Enserco	Enserco Energy, Inc., an indirect, wholly-owned subsidiary of the Parent Company
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles of the United States
IFRS	International Financial Reporting Standards
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt-hours
PPA	Purchase Power Agreement
PPACA	Patient Protection and Affordability Care Act
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of the Parent Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Operating revenue	$64,940	$59,051	$180,232	$169,978

Operating expenses:
Fuel and purchased power	23,062	20,944	67,386	66,796
Operations and maintenance	15,470	15,925	49,655	48,286
Gain on sale of operating assets	(768)	(6,238)	(768)	(6,238)
Depreciation and amortization	6,921	6,043	20,244	16,461
Taxes - property	1,080	1,285	3,442	3,710
Total operating expenses	45,765	37,959	139,959	129,015

Operating income	19,175	21,092	40,273	40,963

Other income (expense):
Interest expense incurred	(4,147)	(4,422)	(12,900)	(15,705)
AFUDC - borrowed	66	210	334	2,011
Interest income	98	68	468	1,492
AFUDC - equity	116	266	558	2,503
Other income (expense), net	15	22	(137)	160
Total other income (expense)	(3,852)	(3,856)	(11,677)	(9,539)

Income before income taxes	15,323	17,236	28,596	31,424
Income tax expense	(4,813)	(3,158)	(8,464)	(7,310)
Net income	$10,510	$14,078	$20,132	$24,114

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,955	$2,045
Receivables - customers, net	23,071	28,716
Receivables - affiliates	5,201	6,891
Other receivables, net	369	2,077
Money pool notes receivable	59,928	39,862
Materials, supplies and fuel	21,654	21,259
Regulatory assets, current	5,615	3,584
Other, current assets	3,660	3,712
Total current assets	126,453	108,146

Investments	4,552	4,396

Property, plant and equipment	1,003,458	962,640
Less accumulated depreciation and amortization	(324,054)	(304,800)
Total property, plant and equipment, net	679,404	657,840

Other assets:
Regulatory assets, non-current	36,848	37,740
Other, non-current assets	4,287	3,610
Total other assets	41,135	41,350
TOTAL ASSETS	$851,544	$811,732

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$58	$81
Accounts payable	15,789	14,828
Accounts payable - affiliates	13,887	12,562
Accrued liabilities	32,390	15,541
Regulatory liabilities, current	852	1,932
Deferred income tax liabilities, current	618	859
Total current liabilities	63,594	45,803

Long-term debt, net of current maturities	276,389	276,422

Deferred credits and other liabilities:
Deferred income tax liability, non-current	115,524	122,319
Regulatory liabilities, non-current	35,311	28,276
Benefit plan liabilities	21,282	19,581
Other, deferred credits and other liabilities	9,863	9,914
Total deferred credits and other liabilities	181,980	180,090

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	267,820	247,688
Accumulated other comprehensive loss	(1,230)	(1,262)
Total stockholder's equity	329,581	309,417
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$851,544	$811,732

The accompanying notes to condensed financial statements are an integral part of these condensed financial statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating activities:
Net income	$20,132	$24,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,244	16,461
Deferred income tax	(6,816)	20,467
Employee benefits	1,803	3,060
Gain on sale of operating assets	(768)	(6,238)
AFUDC - equity	(558)	(2,503)
Other, net	213	5,615
Change in operating assets and liabilities -
Accounts receivable and other current assets	8,378	(14,663)
Accounts payable and other current liabilities	17,359	20,143
Regulatory assets	(96)	2,665
Regulatory liabilities	(2,158)	1,245
Contributions to employee benefit plans	—	(8,800)
Other operating activities	(1,399)	(8,818)
Net cash provided by operating activities	56,334	52,748

Investing activities:
Property, plant and equipment additions	(32,277)	(62,935)
Proceeds from sale of operating assets	1,135	62,000
Change in money pool notes receivable, net	(20,067)	594
Other investing activities	(156)	2,244
Net cash provided by (used in) investing activities	(51,365)	1,903

Financing activities:
Long-term debt - repayments	(59)	(52,543)
Other financing activities	—	(1,176)
Net cash provided by (used in) financing activities	(59)	(53,719)

Net change in cash and cash equivalents	4,910	932

Cash and cash equivalents, beginning of period	2,045	1,709
Cash and cash equivalents, end of period	$6,955	$2,641

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the September 30, 2011, December 31, 2010 and September 30, 2010 financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2011 and September 30, 2010, and our financial condition as of September 30, 2011 and December 31, 2010 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Certain prior year data presented in the condensed financial statements has been reclassified to conform to the current year presentation. These reclassifications had no effect on our financial position, results of operations, or cash flows.

(2)	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS AND LEGISLATION

Other Comprehensive Income, ASU No. 2011-05

FASB issued an accounting standards update amending ASC 220 to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We believe the adoption of this update may change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

Fair Value Measurement, ASU No. 2011-04

FASB issued an accounting standards update amending ASC 820 to achieve common fair value measurement and disclosure requirements between GAAP and IFRS. This amendment changes the wording used to describe fair value and requires additional disclosures. We do not expect this amendment, which is effective for interim and annual periods beginning after December 31, 2011, to have an impact on our financial position, results of operations, or cash flows.

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

Accounts receivable consist of sales to residential, commercial, industrial, municipal and other customers all of which do not bear interest. These accounts receivable balances are stated at billed and unbilled amounts net of write-offs. Approximately 31% of the accounts receivable balance consists of unbilled revenue as of September 30, 2011.
We maintain an allowance for doubtful accounts which reflects our best estimate of probable uncollectible trade receivables. We regularly review our trade receivable allowance by considering such factors as historical experience, credit worthiness, the age of the receivable balances and current economic conditions that may affect our ability to collect.

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
Following is a summary of accounts receivable balances (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable trade	$15,965	$21,365
Unbilled revenues	7,231	7,581
Total receivables - customers	23,196	28,946
Allowance for doubtful accounts	(125)	(230)
Receivables - customers, net	$23,071	$28,716

(4)	REGULATORY ASSETS AND LIABILITIES

We had the following regulatory assets and liabilities (in thousands):

	Recovery Period	September 30, 2011	December 31, 2010
Regulatory assets:
Unamortized loss on reacquired debt	14 years	$2,828	$3,016
AFUDC	Up to 45 years	9,489	9,489
Defined benefit postretirement plans	Up to 13 years	18,719	18,049
Deferred energy costs	Less than one year	5,511	3,584
Flow through accounting	Up to 35 years	5,509	4,772
Other		407	2,414
Total regulatory assets		$42,463	$41,324

Regulatory liabilities:
Cost of removal for utility plant	Up to 53 years	$23,755	$15,429
Defined benefit postretirement plans	Up to 13 years	10,889	10,204
Other		1,519	4,575
Total regulatory liabilities		$36,163	$30,208

Regulatory assets are primarily recorded for the probable future revenue to recover costs while regulatory liabilities include the probable future decrease in rate revenues. To the extent that energy costs are under-recovered or over-recovered during the year, they are recorded as a regulatory asset or liability, respectively. Regulatory assets are included in Regulatory assets, current and Regulatory assets, non-current on the accompanying Condensed Balance Sheets. Regulatory liabilities are included in Regulatory liabilities, current and Regulatory liabilities, non-current on the accompanying Condensed Balance Sheets.

(5)	COMPREHENSIVE INCOME

The following table presents the components of Comprehensive income (in thousands):

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Net income		$10,510		$20,132
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	$—		$—
Taxes	—		—
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		—		—

Reclassification adjustments included in net income	$16		$48
Taxes	(5)		(16)
Reclassification adjustments included in net income, net of tax		11		32

Comprehensive income		$10,521		$20,164

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Net income		$14,078		$24,114
Other comprehensive income, net of tax:
Fair value adjustment on derivatives designated as cash flow hedges	$43		$360
Taxes	(15)		(125)
Fair value adjustment on derivatives designated as cash flow hedges, net of tax		28		235

Reclassification adjustments included in net income	$16		$49
Taxes	(6)		(18)
Reclassification adjustments included in net income, net of tax		10		31

Comprehensive income		$14,116		$24,380

Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets were as follows (in thousands):

	September 30, 2011	December 31, 2010
Derivatives designated as cash flow hedges	$(816)	$(848)
Employee benefit plans	(414)	(414)
Total accumulated other comprehensive loss	$(1,230)	$(1,262)

(6)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands):

	September 30, 2011	December 31, 2010
Receivable - affiliates	$5,201	$6,891
Accounts payable - affiliates	$13,887	$12,562

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

We had the following balances with the Utility Money Pool (in thousands):

	September 30, 2011	December 31, 2010
Money pool notes receivable	$59,928	$39,862

Advances under the Utility Money Pool notes bear interest at 2.75% above the daily average LIBOR rate (which equates to 2.98% at September 30, 2011). Net interest (income) expense relating to balances for the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net interest (income) expense	$(384)	$(121)	$(1,044)	$(171)

Other Balances and Transactions

Sales and purchases with related parties were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Transmission of electricity sold to Black Hills Wyoming	$—	$216	$220	$1,158
Electricity and dispatch services sold to Cheyenne Light	$354	$171	$602	$1,045

Expenses:
Coal purchases from WRDC	$5,487	$4,033	$16,132	$13,569
Purchase of excess power generated at Cheyenne Light	$1,532	$2,545	$6,999	$7,255
Natural gas from Enserco	$—	$611	$223	$1,333
Purchase of excess transmission capacity from Black Hills Wyoming	$8	$—	$8	$—
Corporate support services from Parent and Black Hills Energy	$4,091	$3,101	$13,774	$11,317

Other Transactions:
Gain on sale of operating asset to BHC	$768	$—	$768	$—

We have funds on deposit from Black Hills Wyoming for transmission system reserve which are included in Other, deferred credits and other liabilities on the accompanying Condensed Balance Sheets. Transmission system reserve balances were as follows (in thousands):

	September 30, 2011	December 31, 2010
Funds on deposit from affiliate	$2,094	$2,044

Interest on the funds on deposit from Black Hills Wyoming accrues quarterly at an average quarterly prime rate (3.25% at September 30, 2011) (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense paid to affiliate	$16	$16	$49	$48

(7)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the "Pension Plan") covering employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$199	$304	$597	$912
Interest cost	773	820	2,319	2,462
Expected return on plan assets	(905)	(752)	(2,715)	(2,256)
Prior service cost	16	15	48	45
Net loss	372	344	1,116	1,030

Net periodic benefit cost	$455	$731	$1,365	$2,193

Non-pension Defined Benefit Postretirement Healthcare Plans

Employees who are participants in the Postretirement Healthcare Plans (the "Healthcare Plans") and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$52	$94	$156	$282
Interest cost	91	149	273	447
Amortization of prior service cost	(78)	(42)	(234)	(126)
Net loss	41	56	123	168

Net periodic benefit cost	$106	$257	$318	$771

It has been determined that the post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy.

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the "Supplemental Plans"). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$28	$25	$84	$75
Net loss	12	7	36	21
Net periodic benefit cost	$40	$32	$120	$96

Contributions

We anticipate that we will make contributions to each of the benefit plans during 2011 and 2012. Contributions to the Healthcare Plans and the Supplemental Plans are expected to be made in the form of benefit payments. Contributions are as follows (in thousands):

	Nine Months Ended September 30, 2011	Remaining Anticipated Contributions for 2011	Anticipated Contributions for 2012
Defined Benefit Pension Plan	$—	$—	$—
Non-Pension Defined Benefit Postretirement Healthcare Plan	$321	$107	$518
Supplemental Non-qualified Defined Benefit Plans	$106	$35	$122

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6,955	$6,955	$2,045	$2,045
Long-term debt, including current maturities	$276,447	$327,092	$276,503	$301,964

The following methods and assumptions were used to estimate the fair value of each class of our financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short maturity of these instruments.

Long-Term Debt

The fair value of our long-term debt is estimated based on quoted market rates for debt instruments having similar maturities and similar debt ratings. The first mortgage bonds are either currently not callable or are subject to make-whole provisions which would eliminate any economic benefits if we were to call these bonds.

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

(10)	SUPPLEMENTAL CASH FLOWS INFORMATION

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment financed with accrued liabilities	$1,993	$2,920

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(10,595)	$(14,247)
Income taxes	$15	$8,392

(11)	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, claims and litigation as described in Note 13 of the Notes to our Financial Statements in our 2010 Annual Report on Form 10-K. There have been no material developments in any previously reported proceedings or any new material proceedings that have developed or material proceedings that have terminated during the first nine months of 2011.

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our condensed financial statements are adequate in light of the probable and estimable contingencies.  However, there can be no assurance that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters and to comply with applicable laws and regulations, will not exceed the amounts reflected in our condensed financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2011, cannot be reasonably determined and could have a material effect on our results of operations, financial position or cash flows.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following tables provide certain financial information and operating statistics (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenue	$64,940	$59,051	$180,232	$169,978
Fuel and purchased power	23,062	20,944	67,386	66,796
Gross margin	41,878	38,107	112,846	103,182

Operations and maintenance, depreciation and amortization	23,471	23,253	73,341	68,457
Gain on sale of operating assets	(768)	(6,238)	(768)	(6,238)
Operating income	19,175	21,092	40,273	40,963

Interest expense, net	(3,983)	(4,144)	(12,098)	(12,202)
Other income, net	131	288	421	2,663
Income tax expense	(4,813)	(3,158)	(8,464)	(7,310)
Net income	$10,510	$14,078	$20,132	$24,114

	Electric Revenue by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Percentage Change	2010	2011	Percentage Change	2010
Commercial	$19,889	7%	$18,529	$54,962	12%	$49,172
Residential	15,034	11%	13,492	44,977	14%	39,517
Industrial	6,716	24%	5,402	18,944	17%	16,243
Municipal	908	7%	850	2,425	8%	2,251
Total retail sales	42,547	11%	38,273	121,308	13%	107,183
Contract wholesale	4,519	(5)%	4,758	13,509	(27)%	18,554
Wholesale off-system	9,158	(6)%	9,695	23,553	(13)%	26,950
Total wholesale sales	56,224	7%	52,726	158,370	4%	152,687
Other revenue	8,716	38%	6,325	21,862	26%	17,291
Total revenue	$64,940	10%	$59,051	$180,232	6%	$169,978

	Megawatt Hours Sold by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Percentage Change	2010	2011	Percentage Change	2010
Commercial	198,774	2%	195,634	544,660	—%	544,935
Residential	132,571	9%	122,123	414,654	1%	410,561
Industrial	106,658	18%	90,426	301,268	8%	278,514
Municipal	9,917	10%	9,008	25,958	5%	24,811
Total retail sales	447,920	7%	417,191	1,286,540	2%	1,258,821
Contract wholesale *	84,346	2%	83,013	256,558	(31)%	371,736
Wholesale off-system	299,511	(3)%	309,297	819,753	(2)%	839,408
Total sales	831,777	3%	809,501	2,362,851	(4)%	2,469,965
Losses and company use	51,853	23%	42,203	123,624	29%	95,714
Total energy	883,630	4%	851,704	2,486,475	(3)%	2,565,679

*	Decrease in 2011 MWh due to the termination of a wholesale contract with a previous wholesale customer who acquired ownership interest in the Wygen III facility.

	Electric Utility Power Plant Availability
	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011		2010
Coal-fired plants	93.4%	94.8%	(b)	89.1%	(a)	93.1%	(b)
Other plants	98.9%	98.2%		94.9%	(c)	98.9%
Total availability	95.5%	96.1%		91.3%		95.4%
___________________________
(a) 2011 reflects a planned major outage at the PacifiCorp-operated Wyodak plant.
(b) 2010 reflects an unplanned 12 day outage at the PacifiCorp-operated Wyodak plant due to a collapsed scrubber vessel.
(c) 2011 reflects a planned major overhaul at Neil Simpson CT.

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,			Nine Months Ended September 30,
Generated -	2011	Percentage Change	2010	2011	Percentage Change	2010
Coal-fired	463,032	(12)%	525,000	1,286,876	(15)%	1,514,831
Gas-fired	11,424	(3)%	11,780	13,595	(14)%	15,724
	474,456	(12)%	536,780	1,300,471	(15)%	1,530,555

Purchased	409,174	30%	314,924	1,186,004	15%	1,035,124
Total generated and purchased	883,630	4%	851,704	2,486,475	(3)%	2,565,679

	Degree Days		Degree Days
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Heating and cooling degree days:
Actual -
Heating degree days	153	188	5,050	4,484
Cooling degree days	620	456	676	521

Variance from normal -
Heating degree days	(33)%	(17)%	(30)%	(3)%
Cooling degree days	26%	(8)%	13%	(12)%

Amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010. Net income was $10.5 million compared to $14.1 million for the same period in the prior year primarily due to the following:

Gross margin increased $3.8 million primarily due to higher volumes due to warmer weather and increased transmission margins.

Operations and maintenance was comparable to the same period in the prior year.

Gain on sale of operating assets in 2011 represents the gain on sale of assets to a related party and in 2010 represents the gain on sale of a 23% ownership interest in the Wygen III generating facility.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax, expense: The effective tax rate increased from the same period in the prior year due to a prior year tax benefit for a repairs deduction taken for tax purposes and the flow-through treatment of such tax benefit resulting from a rate case settlement in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010. Net income was $20.1 million compared to $24.1 million for the same period in prior year primarily due to the following:

Gross margin increased $9.7 million primarily due to approved rate adjustments that include a return on capital investments and increased transmission margins partially offset by lower margins resulting from the termination of power sales contracts upon a customer's purchase of an ownership interest in Wygen III.

Operating and maintenance expenses increased $4.9 million primarily due to additional operating costs and depreciation expense of $2.4 million associated with the Wygen III plant which commenced commercial operation on April 1, 2010, and an increase in allocation of corporate costs, partially offset by unplanned maintenance expenditures at the PacifiCorp-operated Wyodak plant in 2010.

Gain on sale of operating assets in 2011 represents the gain on sale of assets to a related party and in 2010 represents the gain on sale of a 23% ownership interest in the Wygen III generating facility.

Interest expense, net was comparable to the same period in the prior year; however, notable variances include a $1.7 million decrease in AFUDC associated with borrowed funds due to the completed construction at Wygen III partially offset by lower interest expense of $1.9 million primarily due to repayment of higher rate debt during 2010.

Other income, net decreased $2.2 million primarily due to a decrease in AFUDC-equity of $1.9 million due to the placement of Wygen III into commercial operation.

Income tax, expense: The effective tax rate increased from the same period in the prior year due to a prior year tax benefit for a repairs deduction taken for tax purposes and the flow-through treatment of such tax benefit resulting from a rate case settlement in 2010.

Significant Events

On November 1, 2011, Black Hills Power and Cheyenne Light, a related party, filed a joint request for a certificate of public convenience and necessity with the WPSC to construct and operate a new natural gas-fired electric generation facility. The proposed facility will include a combined cycle unit with a gross capacity of 98 MW that will be jointly owned by Black Hills Power and Cheyenne Light at 55 MW and 43 MW, respectively. If approved by the WPSC, construction will begin in 2012 and the facility would begin serving customers in 2014.

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

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of September 30, 2011, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating	Outlook
Fitch	A-	Stable
Moody's	A3	Stable
S&P	BBB+	Stable

SAFE HARBOR FOR FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" as defined by the SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. Forward-looking statements involve risks and uncertainties, and certain important factors can cause actual results to differ materially from those anticipated. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potentials," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurances that such indicated results will be realized. The forward-looking statements include the factors discussed above, the risk factors described in Item 1A. of our 2010 Annual Report on Form 10-K, in Item 1A. of Part II of this Quarterly Report on Form 10-Q, and other reports that we file with the SEC from time to time, and the following:

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2011. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 13 of Notes to Financial Statements in Item 8 of our 2010 Annual Report on Form 10-K and Note 11 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 13 is incorporated by reference into this item.

Item 1A.	Risk Factors

Our Risk Factors are documented in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 101	Financials for XBRL Format

BLACK HILLS POWER, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

/S/ DAVID R. EMERY
David R. Emery, Chairman
and Chief Executive Officer

/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer

Dated: November 8, 2011

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 101	Financials for XBRL Format