Form 10-K/A
period 2011-12-31
BLACK HILLS POWER INC
filed 2012-04-02
CIK 12400

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

EXPLANATORY NOTE

We filed the Annual Report on Form 10-K for the year ended December 31, 2011 for Black Hills Power, Inc. (the “Company”) with the Securities and Exchange Commission on March 12, 2012 (the “Original Filing”).  We are filing this Amendment No. 1 on Form 10-K/A (“Amendment 1”) for the sole purpose of inserting the date of the Report of Independent Registered Public Accounting Firm (March 12, 2012), which was unintentionally omitted from the Original Filing (which only stated March 2012). For convenience, the full Report of Independent Registered Accounting Firm is included in this Amendment 1.
Except as described above, no other changes have been made to the Original Filing, and this Amendment 1 does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 12, 2012

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HILLS POWER

		By:	/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer
Dated:	April 2, 2012

INDEX TO EXHIBITS

Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.