Form 10-Q
period 2012-03-31
BLACK HILLS POWER INC
filed 2012-05-10
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of April 30, 2012, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of the Parent Company
Black Hills Service Company	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect, wholly-owned subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
Enserco	Enserco Energy, Inc., an indirect, wholly-owned subsidiary of the Parent Company, which was sold by the Parent Company to an unrelated third party on February 29, 2012
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles of the United States
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rate
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of the Parent Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Revenue	$62,270	$59,194

Operating expenses:
Fuel and purchased power	24,715	21,560
Operations and maintenance	16,543	17,990
Depreciation and amortization	6,950	6,562
Taxes - property	1,320	1,165
Total operating expenses	49,528	47,277

Operating income	12,742	11,917

Other income (expense):
Interest expense	(4,290)	(4,220)
AFUDC - borrowed	57	180
Interest income	24	10
AFUDC - equity	116	287
Other income (expense), net	388	104
Total other income (expense)	(3,705)	(3,639)

Income before income taxes	9,037	8,278
Income tax expense	(2,984)	(2,397)
Net income	6,053	5,881

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges	10	11

Comprehensive income	$6,063	$5,892

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
	(in thousands, except common stock par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,329	$2,812
Receivables - customers, net	21,348	24,668
Receivables - affiliates	6,576	6,998
Other receivables, net	906	786
Money pool notes receivable, net	60,040	50,477
Materials, supplies and fuel	21,966	22,074
Regulatory assets, current	5,423	6,605
Other, current assets	4,716	4,255
Total current assets	123,304	118,675

Investments	4,678	4,592

Property, plant and equipment	1,000,430	995,772
Less accumulated depreciation and amortization	(318,260)	(313,581)
Total property, plant and equipment, net	682,170	682,191

Other assets:
Regulatory assets, non-current	46,686	45,160
Other, non-current assets	3,725	3,812
Total other assets	50,411	48,972
TOTAL ASSETS	$860,563	$854,430

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$6,465	$37
Accounts payable	10,546	12,560
Accounts payable - affiliates	21,379	18,598
Accrued liabilities	18,322	16,448
Regulatory liabilities, current	36	853
Deferred income tax liabilities, current	1,363	848
Total current liabilities	58,111	49,344

Long-term debt, net of current maturities	269,941	276,390

Deferred credits and other liabilities:
Deferred income tax liability, non-current	115,741	113,320
Regulatory liabilities, non-current	40,779	39,621
Benefit plan liabilities	25,200	31,097
Other deferred credits and other liabilities	8,242	8,172
Total deferred credits and other liabilities	189,962	192,210

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	280,838	274,785
Accumulated other comprehensive loss	(1,280)	(1,290)
Total stockholder's equity	342,549	336,486
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$860,563	$854,430

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating activities:
Net income	$6,053	$5,881
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	6,950	6,562
Deferred income tax	2,695	2,057
Employee benefits	957	601
AFUDC - equity	(116)	(287)
Other adjustments, net	703	(175)
Change in operating assets and liabilities -
Accounts receivable and other current assets	3,696	2,256
Accounts payable and other current liabilities	2,705	6,473
Regulatory assets	(22)	3,468
Regulatory liabilities	(659)	(317)
Contributions to employee benefit plans	(6,835)	—
Other operating activities, net	25	(2,213)
Net cash provided by operating activities	16,152	24,306

Investing activities:
Property, plant and equipment additions	(6,965)	(12,122)
Change in money pool notes receivable, net	(9,563)	(9,063)
Other investing activities	(86)	(92)
Net cash provided by (used in) investing activities	(16,614)	(21,277)

Financing activities:
Long-term debt - repayments	(21)	(18)
Net cash provided by (used in) financing activities	(21)	(18)

Net change in cash and cash equivalents	(483)	3,011

Cash and cash equivalents, beginning of period	2,812	2,045
Cash and cash equivalents, end of period	$2,329	$5,056

See Note 10 for supplemental cash flow information.

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2011 Annual Report on Form 10-K)

(1)	MANAGEMENT'S STATEMENT

The unaudited condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the "Company," "we," "us," or "our"), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2011 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2012, December 31, 2011 and March 31, 2011 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 and March 31, 2011, and our financial condition as of March 31, 2012 and December 31, 2011 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

(2)	RECENTLY ADOPTED ACCOUNTING STANDARDS

Other Comprehensive Income: Presentation of Other Comprehensive Income ASU 2011-05 and ASU 2011-12

FASB issued an accounting standards update amending ASC 220, Comprehensive Income, to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of income and comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB issued ASU 2011-12 which indefinitely deferred the provisions of ASU 2011-05 requiring the presentation of reclassification adjustments for items reclassified from other comprehensive income to net income be presented on the face of the financial statements.

At December 31, 2011, we elected to early adopt the provisions of ASU 2011-05 as amended by ASU 2011-12. The adoption changed the presentation of certain financial statements and provided additional details in notes to the financial statements, but did not have any other impact on our financial statements.

Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, ASU 2011-04

FASB issued an accounting standards update amending ASC 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements between GAAP and IFRS. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements - quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a non-financial asset that is different from the asset's highest and best use - the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required - the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. The amendment required additional details in the notes to financial statements, but did not have any other impact on our condensed financial statements. Additional disclosures are included in Note 8.

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
Following is a summary of accounts receivable balances (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable trade	$14,777	$16,447
Unbilled revenues	6,731	8,364
Allowance for doubtful accounts	(160)	(143)
Receivables - customers, net	$21,348	$24,668

(4)	REGULATORY ASSETS AND LIABILITIES

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands):

	Recovery Period	March 31, 2012	December 31, 2011
Regulatory assets:
Unamortized loss on reacquired debt	14 years	$2,702	$2,765
AFUDC	45 years	8,552	8,552
Employee benefit plans	13 years	27,602	27,602
Deferred energy costs	1 year	6,628	6,605
Flow through accounting	35 years	5,929	5,789
Other		696	452
Total regulatory assets		$52,109	$51,765

Regulatory liabilities:
Cost of removal for utility plant	53 years	$24,213	$23,347
Employee benefit plans	13 years	15,282	15,282
Other		1,320	1,845
Total regulatory liabilities		$40,815	$40,474

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

Deferred Energy Costs - Deferred energy and fuel cost adjustments represent the cost of electricity delivered to our electric utility customers in excess of current rates which will be recovered in future rates. Deferred energy and fuel cost adjustments are recorded and recovered or amortized as approved by the appropriate state commission.

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

(5)	OTHER COMPREHENSIVE INCOME

The following tables present the components of Other comprehensive income (in thousands):

	Three Months Ended March 31, 2012
	Pre-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Reclassification adjustments of cash flow hedges settled and included in net income	$16	$(6)	$10

Other comprehensive income	$16	$(6)	$10

	Three Months Ended March 31, 2011
	Pre-tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Reclassification adjustments of cash flow hedges settled and included in net income	$16	$(5)	$11

Other comprehensive income	$16	$(5)	$11

During 2002, we entered into a treasury lock to hedge a portion of a first mortgage bonds. The treasury lock cash settled on the bond pricing date, and resulted in a $1.8 million loss. This treasury lock was treated as a cash flow hedge and accordingly the resulting loss is carried in Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets and amortized over the life of the related bonds as additional interest expense.
Balances by classification included within Accumulated other comprehensive loss on the accompanying Condensed Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges	Employee Benefit Plans	Total
As of December 31, 2011	$(801)	$(489)	$(1,290)
Other comprehensive income	10	—	10
As of March 31, 2012	$(791)	$(489)	$(1,280)

(6)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows as of (in thousands):

	March 31, 2012	December 31, 2011
Receivables - affiliates	$6,576	$6,998
Accounts payable - affiliates	$21,379	$18,598

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the "Agreement") with BHC, Cheyenne Light and Black Hills Energy. Under the Agreement, we may borrow from our Parent however the Agreement restricts us from loaning funds to our Parent or to any of our Parent's non-utility subsidiaries. The Agreement does not restrict us from making dividends to our Parent. Borrowings under the agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0% .

We had the following balances with the Utility Money Pool as of (in thousands):

	March 31, 2012	December 31, 2011
Money pool notes receivable	$60,040	$50,477

Advances under the Utility Money Pool notes bear interest at 1.50% above the daily average LIBOR (which equates to 1.74% at March 31, 2012). Net interest income (expense) relating to balances for the Utility Money Pool was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net interest income (expense)	$283	$317

Other Balances and Transactions

Sales and purchases with related parties were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Energy sold to Cheyenne Light	$526	$185

Purchases:
Coal purchases from WRDC	$5,995	$4,887
Purchase of excess energy from Cheyenne Light	$742	$107
Renewable wind energy from Cheyenne Light	$1,748	$1,700
Natural gas from Enserco	$7	$161
Corporate support services from Parent, Black Hills Service Company and Black Hills Utilities Holdings Inc.	$4,805	$5,174

(7)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the "Pension Plan") covering employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$191	$199
Interest cost	742	773
Expected return on plan assets	(785)	(905)
Prior service cost	14	16
Net loss	650	372
Net periodic benefit cost	$812	$455

Non-pension Defined Benefit Postretirement Healthcare Plans

Employees who are participants in the Postretirement Healthcare Plans (the "Healthcare Plans") and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$53	$52
Interest cost	86	91
Amortization of prior service cost	(69)	(78)
Net loss	35	41
Net periodic benefit cost	$105	$106

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the "Supplemental Plans"). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest cost	$26	$28
Net loss	14	12
Net periodic benefit cost	$40	$40

Contributions

We anticipate that we will make contributions to each of the benefit plans during 2012 and 2013. Contributions to the Pension Plan will be made in cash and contributions to the Healthcare Plans and the Supplemental Plans are expected to be made in the form of benefit payments. Contributions are as follows (in thousands):

	Three Months Ended March 31, 2012	Remaining Anticipated Contributions for 2012	Anticipated Contributions for 2013
Defined Benefit Pension Plan	$6,835	$—	$—
Non-Pension Defined Benefit Postretirement Healthcare Plans	$164	$493	$702
Supplemental Non-qualified Defined Benefit Plans	$39	$116	$113

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments were as follows as of (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents(a)	$2,329	$2,329	$2,812	$2,812
Note receivable - affiliates(a)	$60,040	$60,040	$50,477	$50,477
Long-term debt, including current maturities(b)	$276,406	$348,285	$276,427	$362,055
___________________
(a) Carrying value approximates fair value due to the short term maturities and therefore is classified in Level 1 in the fair value hierarchy.
(b) Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy.

The following methods and assumptions were used to estimate the fair value of each class of our financial instruments.

Cash and Cash Equivalents

Included in cash and cash equivalents, overnight repurchase agreement accounts and money market funds. As part of our cash management process, excess operating cash is invested in overnight repurchase agreements with our bank.  Repurchase agreements are not deposits and are not insured by the U.S. government, the FDIC or any other government agency and involve investment risk including possible loss of principal.  We believe however, the market risk arising from holding these financial instruments is minimal.  The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Notes Receivable - Affiliates

The fair value of Notes receivable - affiliates approximates fair value due to the variable interest rate with short reset periods.

Long-term Debt

Our debt instruments are marked to fair value using the market valuation approach. The fair value for our fixed rate debt instruments is estimated based on quoted market prices and yields for debt instruments having similar maturities and debt ratings. The carrying amounts of our variable rate debt approximate fair value due to the variable interest rates with short reset periods.

The first mortgage bonds are either currently not callable or are subject to make-whole provisions which would eliminate any economic benefits if we were to call these bonds.

(9)	LONG TERM DEBT

Pollution Control Revenue Bonds

In March, 2012, we provided notice to the trustee of our intent to call the Pollution Control Refund Revenue Bonds which were originally due to mature on October 1, 2014. The principal amount due on the bonds has been reclassified to Current maturities of long-term debt on the accompanying Condensed Balance Sheets. Repayment of $6.5 million principal and accrued interest will be made on May 15, 2012.

(10)	SUPPLEMENTAL CASH FLOWS INFORMATION

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$1,417	$832

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(2,318)	$(3,146)
Income taxes	$(150)	$—

(11)	COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 12 of our Notes to the Financial Statements in our 2011 Annual Report on Form 10-K.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following tables provide certain financial information and operating statistics (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue	$62,270	$59,194
Fuel and purchased power	24,715	21,560
Gross margin	37,555	37,634

Operations and maintenance, depreciation and amortization	24,813	25,717
Operating income	12,742	11,917

Interest income (expense), net	(4,209)	(4,030)
Other income (expense), net	504	391
Income tax expense	(2,984)	(2,397)
Net income	$6,053	$5,881

	Electric Revenue by Customer Type
	Three Months Ended March 31,
	2012	Percentage Change	2011
Commercial	$16,808	(3)%	$17,314
Residential	15,476	(10)%	17,170
Industrial	6,020	4%	5,764
Municipal	698	(5)%	734
Total retail revenue	39,002	(5)%	40,982
Contract wholesale	4,905	6%	4,620
Off-system wholesale	11,273	62%	6,953
Other revenue	7,090	7%	6,639
Total revenue	$62,270	5%	$59,194

	Megawatt Hours Sold by Customer Type
	Three Months Ended March 31,
	2012	Percentage Change	2011
Commercial	170,093	(5)%	178,237
Residential	150,428	(14)%	174,400
Industrial	95,735	8%	88,749
Municipal	7,568	(9)%	8,302
Total retail quantity sold	423,824	(6)%	449,688
Contract wholesale	89,048	(1)%	89,959
Wholesale off-system	458,230	89%	242,156
Total megawatt hours sold	971,102	24%	781,803
Losses and company use	43,587	33%	32,671
Total energy	1,014,689	25%	814,474

	Electric Utility Power Plant Availability
	Three Months Ended March 31,
	2012	2011
Coal-fired plants	97.3%	90.1%	(a)
Other plants	99.9%	98.8%
Total availability	98.3%	93.5%
___________________________
(a) 2011 reflects a planned major outage at the PacifiCorp-operated Wyodak plant.

	Megawatt Hours Generated and Purchased
	Three Months Ended March 31,
Generated -	2012	Percentage Change	2011
Coal-fired	499,792	14%	437,838
Gas-fired	363	(65)%	1,024
Total generated	500,155	14%	438,862

Total purchased	514,534	37%	375,612
Total generated and purchased	1,014,689	25%	814,474

	Degree Days
	Three Months Ended March 31,
	2012	2011
Heating and cooling degree days:
Actual -
Heating degree days	2,711	3,707
Cooling degree days	—	—

Variance from normal -
Heating degree days	(16)%	12%
Cooling degree days	—%	—%

Amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011. Net income was $6.1 million compared to $5.9 million for the same period in the prior year primarily due to the following:

Gross margin decreased $0.1 million primarily due to lower electric retail volumes sold from lower customer demand, partially offset by increased off-system margins due to increased volumes sold.

Operations and maintenance decreased $0.9 million primarily due to lower labor costs and lower plant maintenance costs in 2012 compared to 2011. Plant maintenance costs in 2011 included a planned maintenance outage at the PacifiCorp-operated Wyodak Plant.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense The effective tax rate increased due to a favorable impact of a research and development credit in the prior year.

Significant Events

On November 1, 2011, Cheyenne Light and Black Hills Power filed a joint request with the WPSC for a CPCN to construct and operate a new $237 million natural gas-fired electric generation facility and related gas and electric transmission in Cheyenne, WY. The proposed facility will include construction of one simple-cycle, 37 MW combustion turbine that will be wholly owned by Cheyenne Light and one combined-cycle, 95 MW unit that will be jointly owned by Cheyenne Light and Black Hills Power. Cheyenne Light will own 40 MW and Black Hills Power will own 55 MW of the combined cycle unit. Pending WPSC approval, commercial operation would commence in 2014. A hearing with the WPSC is scheduled in July 2012.

Financing Transactions and Short-term Liquidity

Repayment of Long-term Debt

In March, 2012, we provided notice to the trustee of our intent to call the Pollution Control Refund Revenue Bonds which were originally due to mature on October 1, 2014. The principal amount due on the bonds has been reclassified to Current maturities of long-term debt on the accompanying Condensed Balance Sheets. Repayment of $6.5 million for principal and accrued interest will be made on May 15, 2012.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of March 31, 2012, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating	Outlook
Fitch	A-	Stable
Moody's	A3	Stable
S&P	BBB+	Stable

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes "forward-looking statements" as defined by the SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. Forward-looking statements involve risks and uncertainties, and certain important factors can cause actual results to differ materially from those anticipated. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurances that such indicated results will be realized. The forward-looking statements include the factors discussed above, the risk factors described in Item 1A. of our 2011 Annual Report on Form 10-K, risk factors described in Item 1A. of Part II of this Quarterly Report on Form 10-Q and other reports that we file with the SEC from time to time, and the following:

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

This section should be read in conjunction with Item 9A, "Controls and Procedures" included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2012
and concluded that, because of the material weakness in our internal control over financial reporting related to accounting for income taxes as previously disclosed in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were not effective as of March 31, 2012. Additional review, evaluation and oversight have been undertaken to ensure our unaudited Condensed Financial Statements were prepared in accordance with generally accepted accounting principles and as a result, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the Condensed Financial Statements in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

As discussed in our 2011 Annual Report on Form 10-K, management concluded that while we had appropriately designed control procedures for income tax accounting and disclosures, the existence of non-routine transactions, insufficient tax resources, and ineffective communications between the tax department and the Controller organization caused us to poorly execute the controls for evaluating and recording income taxes. Management has developed and is implementing a remediation plan to address this material weakness in internal controls surrounding accounting for income taxes. Key aspects of the remediation plan include enhancing resources and skill sets and implementing formal periodic meetings among the Chief Financial Officer, Controller and the tax department.

While we concluded our internal controls surrounding income taxes were not effective as of March 31, 2012, we are remediating the material weakness and will continue to implement our remediation plan and track our performance against the plan.

During the quarter ended March 31, 2012 there have been no other changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 12 of Notes to Financial Statements in Item 8 of our 2011 Annual Report on Form 10-K and Note 11 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 11 is incorporated by reference into this item.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors previously disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 101	Financial Statements for XBRL Format

BLACK HILLS POWER, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

/S/ DAVID R. EMERY
David R. Emery, Chairman
and Chief Executive Officer

/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer

Dated: May 10, 2012

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 101	Financial Statements for XBRL Format