Form 10-Q
period 2012-06-30
BLACK HILLS POWER INC
filed 2012-08-10
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of July 31, 2012, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of the Parent Company
Black Hills Service Company	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect, wholly-owned subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
CPCN	Certificate of Public Convenience and Necessity
Enserco	Enserco Energy, Inc., an indirect, wholly-owned subsidiary of the Parent Company, which was sold by the Parent Company to an unrelated third party on February 29, 2012
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles of the United States
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rate
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of the Parent Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Revenue	$58,372	$56,098	$120,642	$115,292

Operating expenses:
Fuel and purchased power	19,768	22,764	44,483	44,324
Operations and maintenance	16,776	16,195	33,319	34,185
Depreciation and amortization	6,823	6,761	13,773	13,323
Taxes - property	1,146	1,197	2,466	2,362
Total operating expenses	44,513	46,917	94,041	94,194

Operating income	13,859	9,181	26,601	21,098

Other income (expense):
Interest expense	(4,410)	(4,533)	(8,700)	(8,753)
AFUDC - borrowed	56	88	113	268
Interest income	220	360	244	370
AFUDC - equity	113	155	229	442
Other income (expense), net	71	(256)	459	(152)
Total other income (expense)	(3,950)	(4,186)	(7,655)	(7,825)

Income before income taxes	9,909	4,995	18,946	13,273
Income tax expense	(3,182)	(1,254)	(6,166)	(3,651)
Net income	6,727	3,741	12,780	9,622

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges	11	10	21	21

Comprehensive income	$6,738	$3,751	$12,801	$9,643

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except common stock par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,933	$2,812
Receivables - customers, net	20,981	24,668
Receivables - affiliates	7,015	6,998
Other receivables, net	830	786
Money pool notes receivable, net	3,215	50,477
Materials, supplies and fuel	20,586	22,074
Regulatory assets, current	6,336	6,605
Other, current assets	5,089	4,255
Total current assets	66,985	118,675

Investments	4,315	4,592

Property, plant and equipment	1,005,461	995,772
Less accumulated depreciation and amortization	(316,043)	(313,581)
Total property, plant and equipment, net	689,418	682,191

Other assets:
Regulatory assets, non-current	46,524	45,160
Other, non-current assets	3,826	3,812
Total other assets	50,350	48,972
TOTAL ASSETS	$811,068	$854,430

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$37
Accounts payable	11,927	12,560
Accounts payable - affiliates	13,745	18,598
Accrued liabilities	15,792	16,448
Regulatory liabilities, current	36	853
Deferred income tax liabilities, current	1,576	848
Total current liabilities	43,076	49,344

Long-term debt, net of current maturities	269,942	276,390

Deferred credits and other liabilities:
Deferred income tax liability, non-current	120,944	113,320
Regulatory liabilities, non-current	41,979	39,621
Benefit plan liabilities	26,128	31,097
Other deferred credits and other liabilities	3,696	8,172
Total deferred credits and other liabilities	192,747	192,210

Commitments and contingencies (Notes 6, 7, 9 and 11)

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	243,581	274,785
Accumulated other comprehensive loss	(1,269)	(1,290)
Total stockholder's equity	305,303	336,486
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$811,068	$854,430

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating activities:
Net income	$12,780	$9,622
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	13,773	13,323
Deferred income tax	6,184	4,026
Employee benefits	1,914	1,202
AFUDC - equity	(229)	(442)
Other adjustments, net	1,185	514
Change in operating assets and liabilities -
Accounts receivable and other current assets	5,442	11,224
Accounts payable and other current liabilities	(8,161)	866
Regulatory assets	(809)	166
Regulatory liabilities	(336)	(2,358)
Contributions to employee benefit plans	(6,835)	—
Other operating activities, net	(2,973)	(1,552)
Net cash provided by operating activities	21,935	36,591

Investing activities:
Property, plant and equipment additions	(18,882)	(24,183)
Change in money pool notes receivable, net	3,278	(9,965)
Other investing activities	277	(139)
Net cash provided by (used in) investing activities	(15,327)	(34,287)

Financing activities:
Long-term debt - repayments	(6,487)	(37)
Net cash provided by (used in) financing activities	(6,487)	(37)

Net change in cash and cash equivalents	121	2,267

Cash and cash equivalents, beginning of period	2,812	2,045
Cash and cash equivalents, end of period	$2,933	$4,312

See Note 9 for supplemental cash flow information.

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2012, December 31, 2011 and June 30, 2011 financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2012 and June 30, 2011, and our financial condition as of June 30, 2012 and December 31, 2011 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

(2)	RECENTLY ADOPTED ACCOUNTING STANDARDS

Other Comprehensive Income: Presentation of Other Comprehensive Income ASU 2011-05 and ASU 2011-12

FASB issued an accounting standards update amending ASC 220, Comprehensive Income, to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB issued ASU 2011-12 which indefinitely deferred the provisions of ASU 2011-05 requiring the presentation of reclassification adjustments for items reclassified from other comprehensive income to net income.

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

Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, ASU 2011-04

FASB issued an accounting standards update amending ASC 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements between GAAP and IFRS. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements - quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a non-financial asset that is different from the asset's highest and best use - the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required - the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. The amendment required additional details in the notes to financial statements, but did not have any other impact on our condensed financial statements. Additional disclosures are included in Note 7.

(3)	ACCOUNTS RECEIVABLE

Accounts receivable consist of sales to residential, commercial, industrial, municipal and other customers all of which do not bear interest. These accounts receivable balances are stated at billed and unbilled amounts net of an allowance for doubtful accounts.
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
Following is a summary of accounts receivable balances (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable trade	$11,767	$16,447
Unbilled revenues	9,321	8,364
Allowance for doubtful accounts	(107)	(143)
Receivables - customers, net	$20,981	$24,668

(4)	REGULATORY ASSETS AND LIABILITIES

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands):

	Recovery Period (in years)	June 30, 2012	December 31, 2011
Regulatory assets:
Unamortized loss on reacquired debt	14	$2,622	$2,765
AFUDC	45	8,552	8,552
Employee benefit plans	13	27,602	27,602
Deferred energy costs	1	7,412	6,605
Flow through accounting	35	6,153	5,789
Other		519	452
Total regulatory assets		$52,860	$51,765

Regulatory liabilities:
Cost of removal for utility plant	53	$25,144	$23,347
Employee benefit plans	13	15,282	15,282
Other		1,589	1,845
Total regulatory liabilities		$42,015	$40,474

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

(5)	RELATED-PARTY TRANSACTIONS

Non Cash Dividend to Parent

We have recorded a non cash dividend to BHC of $44.0 million and decreased the utility money pool note receivable, net for the amount of $44.0 million.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows as of (in thousands):

	June 30, 2012	December 31, 2011
Receivables - affiliates	$7,015	$6,998
Accounts payable - affiliates	$13,745	$18,598

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the "Agreement") with BHC, Cheyenne Light and Black Hills Energy. Under the Agreement, we may borrow from BHC however the Agreement restricts us from loaning funds to our BHC or to any of our BHC's non-utility subsidiaries. The Agreement does not restrict us from making dividends to BHC. Borrowings under the Agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%.

We had the following balances with the Utility Money Pool as of (in thousands):

	June 30, 2012	December 31, 2011
Money pool notes receivable, net	$3,215	$50,477

Advances under the Utility Money Pool notes bear interest at 1.5% above the daily average LIBOR (which equates to 1.74% at June 30, 2012). Net interest income (expense) relating to balances for the Utility Money Pool was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net interest income (expense)	$129	$343	$412	$660

Other Balances and Transactions

Sales and purchases with related parties were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Energy sold to Cheyenne Light	$750	$63	$1,276	$248

Purchases:
Purchase of coal from WRDC	$4,426	$5,758	$10,421	$10,645
Purchase of excess energy from Cheyenne Light	$683	$2,375	$1,425	$2,482
Purchase of renewable wind energy from Cheyenne Light	$1,289	$1,285	$3,037	$2,985
Purchase of natural gas from Enserco	$—	$62	$7	$223
Corporate support services from Parent, Black Hills Service Company and Black Hills Utilities Holdings Inc.	$5,787	$4,509	$10,592	$9,683

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the "Pension Plan") covering employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$191	$199	$382	$398
Interest cost	742	773	1,484	1,546
Expected return on plan assets	(785)	(905)	(1,570)	(1,810)
Prior service cost	14	16	28	32
Net loss (gain)	650	372	1,300	744
Net periodic benefit cost	$812	$455	$1,624	$910

Non-pension Defined Benefit Postretirement Healthcare Plans

Employees who are participants in the Postretirement Healthcare Plans (the "Healthcare Plans") and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$53	$52	$106	$104
Interest cost	86	91	172	182
Amortization of prior service cost	(69)	(78)	(138)	(156)
Net loss (gain)	35	41	70	82
Net periodic benefit cost	$105	$106	$210	$212

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the "Supplemental Plans"). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest cost	$26	$28	$52	$56
Net loss (gain)	14	12	28	24
Net periodic benefit cost	$40	$40	$80	$80

Contributions

We anticipate that we will make contributions to each of the benefit plans during 2012 and 2013. Contributions to the Pension Plan will be made in cash and contributions to the Healthcare Plans and the Supplemental Plans are expected to be made in the form of benefit payments. Contributions are as follows (in thousands):

	Six Months Ended June 30, 2012	Remaining Anticipated Contributions for 2012	Anticipated Contributions for 2013
Defined Benefit Pension Plan	$6,835	$—	$—
Non-Pension Defined Benefit Postretirement Healthcare Plans	$328	$328	$702
Supplemental Non-qualified Defined Benefit Plans	$78	$78	$113

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments were as follows as of (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents(a)	$2,933	$2,933	$2,812	$2,812
Money pool notes receivable (a)	$3,215	$3,215	$50,477	$50,477
Long-term debt, including current maturities(b)	$269,942	$356,222	$276,427	$362,055
___________________

(a)	Fair value approximates carrying value due to the short term maturities and therefore is classified in Level 1 in the fair value hierarchy.

(b)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy.

The following methods and assumptions were used to estimate the fair value of each class of our financial instruments.

Cash and Cash Equivalents

Included in cash and cash equivalents are overnight repurchase agreement accounts and money market funds. As part of our cash management process, excess operating cash is invested in overnight repurchase agreements with our bank.  Repurchase agreements are not deposits and are not insured by the U.S. government, the FDIC or any other government agency and involve investment risk including possible loss of principal.  We believe however, the market risk arising from holding these financial instruments is minimal.  The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Money Pool Notes Receivable

The fair value of Money pool notes receivable approximates fair value due to the variable interest rate with short reset periods.

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

(8)	LONG TERM DEBT

Pollution Control Refund Revenue Bonds

On May 15, 2012, we repaid in full $6.5 million principal and interest on the 4.8% Pollution Control Refund Revenue Bonds which were originally due to mature on October 1, 2014.

(9)	SUPPLEMENTAL CASH FLOWS INFORMATION

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$2,217	$2,974
Non-cash (decrease) to money pool notes receivable, net	$(43,984)	$—
Non-cash dividend to Parent	$43,984	$—

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(8,312)	$(8,183)
Income taxes	$(150)	$15

(10)	COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 12 of our Notes to the Financial Statements in our 2011 Annual Report on Form 10-K.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following tables provide certain financial information and operating statistics (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Revenue	$58,372	$56,098	$2,274	$120,642	$115,292	$5,350
Fuel and purchased power	19,768	22,764	(2,996)	44,483	44,324	159
Gross margin	38,604	33,334	5,270	76,159	70,968	5,191

Operating expenses	24,745	24,153	592	49,558	49,870	(312)
Operating income	13,859	9,181	4,678	26,601	21,098	5,503

Interest income (expense), net	(4,134)	(4,085)	(49)	(8,343)	(8,115)	(228)
Other income (expense), net	184	(101)	285	688	290	398
Income tax expense	(3,182)	(1,254)	(1,928)	(6,166)	(3,651)	(2,515)
Net income	$6,727	$3,741	$2,986	$12,780	$9,622	$3,158

	Electric Revenue by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Commercial	$18,804	6%	$17,759	$35,612	2%	$35,073
Residential	12,633	(1)%	12,773	28,109	(6)%	29,943
Industrial	7,063	9%	6,464	13,083	7%	12,228
Municipal	887	13%	783	1,585	4%	1,517
Total retail revenue	39,387	4%	37,779	78,389	—%	78,761
Contract wholesale	4,370	—%	4,370	9,275	3%	8,990
Off-system wholesale	6,459	(13)%	7,442	17,732	23%	14,395
Other revenue	8,156	25%	6,507	15,246	16%	13,146
Total revenue	$58,372	4%	$56,098	$120,642	5%	$115,292

	Megawatt Hours Sold by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Commercial	181,281	8%	167,649	351,374	2%	345,886
Residential	106,557	(1)%	107,683	256,985	(9)%	282,083
Industrial	115,024	9%	105,861	210,759	8%	194,610
Municipal	8,843	14%	7,739	16,411	2%	16,041
Total retail quantity sold	411,705	6%	388,932	835,529	—%	838,620
Contract wholesale	72,006	(12)%	82,253	161,054	(6)%	172,212
Wholesale off-system	295,149	6%	278,086	753,379	45%	520,242
Total megawatt hours sold	778,860	4%	749,271	1,749,962	14%	1,531,074
Losses and company use	29,128	(26)%	39,100	72,715	1%	71,771
Total energy	807,988	2%	788,371	1,822,677	14%	1,602,845

	Electric Utility Power Plant Availability
	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Coal-fired plants	76.4%	(a)	83.6%	(b)	86.9%	(a)	86.9%	(b)
Other plants	99.5%		86.9%	(c)	99.7%		92.8%
Total availability	85.5%		84.8%		91.9%		89.2%
___________________________

(a)	Reflects an unplanned outage at Neil Simpson II due to a transformer failure.

(b)	Reflects a planned major outage at the PacifiCorp-operated Wyodak plant.

(c)	Reflects a planned major overhaul at Neil Simpson CT.

	Megawatt Hours Generated and Purchased
	Three Months Ended June 30,			Six Months Ended June 30,
Generated -	2012	Percentage Change	2011	2012	Percentage Change	2011
Coal-fired	369,049	(4)%	386,006	868,841	5%	823,844
Gas-fired	6,216	442%	1,147	6,579	203%	2,171
Total generated	375,265	(3)%	387,153	875,420	6%	826,015

Total purchased	432,723	8%	401,218	947,257	22%	776,830
Total generated and purchased	807,988	2%	788,371	1,822,677	14%	1,602,845

	Degree Days		Degree Days
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Heating and cooling degree days:
Actual -
Heating degree days	748	1,190	3,459	4,897
Cooling degree days	206	56	206	56

Variance from normal -
Heating degree days	(27)%	19%	(18)%	14%
Cooling degree days	108%	(45)%	108%	(45)%

Amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011. Net income was $6.7 million compared to $3.7 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to an increase of $1.6 million of retail margins on higher quantities sold mainly as a result of warmer weather, an increase of $0.5 million from the Environmental Improvement Cost Recovery Adjustment rider and increases of $2.2 million in wholesale and transmission margins due to an increase in pricing.

Operations and maintenance increased primarily due to higher benefit costs, partially offset by lower maintenance cost and property taxes than in the same period in the prior year.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense The effective tax rate increased due to a favorable prior year true-up related to flow through of the tax benefit attributable to costs deducted as repairs and maintenance for tax purposes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011. Net income was $12.8 million compared to $9.6 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to an increase of $1.2 million from the Environmental Improvement Cost Recovery Adjustment rider, an increase of $0.5 million in off-system sales, and increases of $2.7 million in wholesale and transmission margins due to an increase in pricing.

Operations and maintenance decreased primarily due to lower benefit costs and maintenance costs, partially offset by higher depreciation expense from a higher asset base.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense The effective tax rate increased due to the favorable impact in the prior year for research and development credits and a true up related to flow through of the tax benefit attributable to costs deducted as repair and maintenance for tax purposes.

Significant Events

Approved CPCN

On July 31, 2012, Cheyenne Light and Black Hills Power received approval from the WPSC for a CPCN authorizing the construction, operation and maintenance of a new $237 million, 132 megawatt natural gas-fired electric generating facility and related gas and electric transmission in Cheyenne, Wyoming. On July 13, 2012, a Stipulation and Agreement among the joint applicants and the intervenor was filed with the WPSC including provisions for a construction work-in-progress rate rider. Use of the CWIP rider would allow a rate of return during construction, eliminating the usual allowance for funds used during construction, and reducing the total construction cost from $237 million to $222 million. The WPSC noted the Stipulation and Agreement in the CPCN hearing on July 31, 2012, without approving the CWIP rider and indicating its preference to consider the rider and total construction cost in a separate proceeding.

Power Plant Suspension/Retirements

On August 6, 2012, we announced that in order to comply with environmental standards, including the new U.S. EPA Industrial & Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants regulations, operations at our 25 MW coal-fired Ben French power plant will be suspended as of August 31, 2012 and would be retired on March 21, 2014. Additionally, our 22 MW coal-fired Neil Simpson I and our 35 MW coal-fired Osage power plants would be retired on March 21, 2014.

Financing Transactions and Short-term Liquidity

Repayment of Long-term Debt

On May 15, 2012, we repaid in full $6.5 million principal and interest on the 4.8% Pollution Control Refund Revenue Bonds which were originally due to mature on October 1, 2014.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of June 30, 2012, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2012
and concluded that, because of the material weakness in our internal control over financial reporting related to accounting for income taxes as previously disclosed in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were not effective as of June 30, 2012. Additional review, evaluation and oversight have been undertaken to ensure our unaudited Condensed Financial Statements were prepared in accordance with generally accepted accounting principles and as a result, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the Condensed Financial Statements in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

While we concluded our internal controls surrounding income taxes were not effective as of June 30, 2012, we are remediating the material weakness and will continue to execute our remediation plan and track our performance against the plan.

During the quarter ended June 30, 2012 there have been no other changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 12 of Notes to Financial Statements in Item 8 of our 2011 Annual Report on Form 10-K and Note 10 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 10 is incorporated by reference into this item.

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
and Chief Financial Officer

Dated: August 10, 2012

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