Form 10-Q
period 2012-09-30
BLACK HILLS POWER INC
filed 2012-11-09
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of October 31, 2012, there were issued and outstanding 23,416,396 shares of the Registrant's common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business activities of Black Hills Utility Holdings, Inc., a direct, wholly-owned subsidiary of the Parent Company
Black Hills Service Company	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of the Parent Company
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect, wholly-owned subsidiary of the Parent Company
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the Parent Company
CPCN	Certificate of Public Convenience and Necessity
EPA	U.S. Environmnetal Protection Agency
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles of the United States
IFRS	International Financial Reporting Standards
LIBOR	London Interbank Offered Rate
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of the Parent Company

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Revenue	$61,134	$64,940	$181,776	$180,232

Operating expenses:
Fuel and purchased power	21,613	23,062	66,096	67,386
Operations and maintenance	16,031	15,470	49,350	49,655
Gain on sale of operating assets	—	(768)	—	(768)
Depreciation and amortization	6,899	6,921	20,672	20,244
Taxes - property	1,230	1,080	3,696	3,442
Total operating expenses	45,773	45,765	139,814	139,959

Operating income	15,361	19,175	41,962	40,273

Other income (expense):
Interest expense	(4,367)	(4,147)	(13,067)	(12,900)
AFUDC - borrowed	32	66	145	334
Interest income	51	98	295	468
AFUDC - equity	88	116	317	558
Other income (expense), net	15	15	474	(137)
Total other income (expense)	(4,181)	(3,852)	(11,836)	(11,677)

Income before income taxes	11,180	15,323	30,126	28,596
Income tax expense	(3,033)	(4,813)	(9,199)	(8,464)
Net income	8,147	10,510	20,927	20,132

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax of ($6) and ($5) for the three months ended 2012 and 2011 and ($17) and ($16) for the nine months ended 2012 and 2011, respectively)	11	11	31	32

Comprehensive income	$8,158	$10,521	$20,958	$20,164

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except common stock par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,699	$2,812
Receivables - customers, net	21,616	24,668
Receivables - affiliates	5,197	6,998
Other receivables, net	766	786
Money pool notes receivable, net	19,588	50,477
Materials, supplies and fuel	21,130	22,074
Regulatory assets, current	5,103	6,605
Other, current assets	4,546	4,255
Total current assets	80,645	118,675

Investments	4,331	4,592

Property, plant and equipment	1,007,054	995,772
Less accumulated depreciation and amortization	(319,272)	(313,581)
Total property, plant and equipment, net	687,782	682,191

Other assets:
Regulatory assets, non-current	49,006	45,160
Other, non-current assets	3,756	3,812
Total other assets	52,762	48,972
TOTAL ASSETS	$825,520	$854,430

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$37
Accounts payable	9,206	12,560
Accounts payable - affiliates	15,436	18,598
Accrued liabilities	16,866	16,448
Regulatory liabilities, current	36	853
Deferred income tax liabilities, current	1,506	848
Total current liabilities	43,050	49,344

Long-term debt, net of current maturities	270,067	276,390

Deferred credits and other liabilities:
Deferred income tax liability, non-current	125,404	113,320
Regulatory liabilities, non-current	42,838	39,621
Benefit plan liabilities	27,063	31,097
Other deferred credits and other liabilities	3,637	8,172
Total deferred credits and other liabilities	198,942	192,210

Commitments and contingencies (Notes 5, 6, 8 and 10)

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	251,729	274,785
Accumulated other comprehensive loss	(1,259)	(1,290)
Total stockholder's equity	313,461	336,486
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$825,520	$854,430

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating activities:
Net income	$20,927	$20,132
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	20,672	20,244
Deferred income tax	9,198	(6,816)
Employee benefits	2,871	1,803
Gain on sale of operating assets	—	(768)
AFUDC - equity	(317)	(558)
Other adjustments, net	879	213
Change in operating assets and liabilities -
Accounts receivable and other current assets	6,540	8,378
Accounts payable and other current liabilities	(5,732)	17,359
Regulatory assets	(1,029)	(96)
Regulatory liabilities	(330)	(2,158)
Contributions to employee benefit plans	(6,835)	—
Other operating activities, net	(3,030)	(1,399)
Net cash provided by operating activities	43,814	56,334

Investing activities:
Property, plant and equipment additions	(24,731)	(32,277)
Proceeds from sale of operating assets	—	1,135
Change in money pool notes receivable, net	(13,095)	(20,067)
Other investing activities	261	(156)
Net cash provided by (used in) investing activities	(37,565)	(51,365)

Financing activities:
Long-term debt - repayments	(6,362)	(59)
Net cash provided by (used in) financing activities	(6,362)	(59)

Net change in cash and cash equivalents	(113)	4,910

Cash and cash equivalents, beginning of period	2,812	2,045
Cash and cash equivalents, end of period	$2,699	$6,955

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2012, December 31, 2011 and September 30, 2011 financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2012 and September 30, 2011, and our financial condition as of September 30, 2012 and December 31, 2011 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

(2)	RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Other Comprehensive Income: Presentation of Other Comprehensive Income ASU 2011-05 and ASU 2011-12

FASB issued an accounting standards update amending accounting guidance for Comprehensive Income, to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB issued ASU 2011-12 which indefinitely deferred the provisions of ASU 2011-05 requiring the presentation of reclassification adjustments for items reclassified from other comprehensive income to net income.

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

Fair Value Measurements: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, ASU 2011-04

FASB issued an accounting standards update amending accounting guidance for Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements between GAAP and IFRS. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements - quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a non-financial asset that is different from the asset's highest and best use - the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required - the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. The amendment required additional details in the notes to financial statements, but did not have any other impact on our condensed financial statements. Additional disclosures are included in Note 7.

(3)	ACCOUNTS RECEIVABLE

Accounts receivable consist of sales to residential, commercial, industrial, municipal and other customers all of which do not bear interest. These accounts receivable balances are stated at billed and unbilled amounts net of an allowance for doubtful accounts.
We maintain an allowance for doubtful accounts which reflects our best estimate of uncollectible trade receivables. We regularly review our trade receivable allowance by considering such factors as historical experience, credit worthiness, the age of the receivable balances and current economic conditions that may affect our ability to collect.

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
Following is a summary of accounts receivable balances (in thousands) as of:

	September 30, 2012	December 31, 2011
Accounts receivable trade	$14,933	$16,447
Unbilled revenues	6,784	8,364
Allowance for doubtful accounts	(101)	(143)
Receivables - customers, net	$21,616	$24,668

(4)	REGULATORY ASSETS AND LIABILITIES

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery Period (in years)	September 30, 2012	December 31, 2011
Regulatory assets:
Unamortized loss on reacquired debt	14	$2,561	$2,765
AFUDC	45	8,552	8,552
Employee benefit plans	13	27,602	27,602
Deferred energy costs	1	7,627	6,605
Flow through accounting	35	7,418	5,789
Other		349	452
Total regulatory assets		$54,109	$51,765

Regulatory liabilities:
Cost of removal for utility plant	53	$26,257	$23,347
Employee benefit plans	13	15,282	15,282
Other		1,335	1,845
Total regulatory liabilities		$42,874	$40,474

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

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	September 30, 2012	December 31, 2011
Receivables - affiliates	$5,197	$6,998
Accounts payable - affiliates	$15,436	$18,598

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the "Agreement") with BHC, Cheyenne Light and Black Hills Energy. Under the Agreement, we may borrow from BHC however the Agreement restricts us from loaning funds to BHC or to any of BHC's non-utility subsidiaries. The Agreement does not restrict us from making dividends to BHC. Borrowings under the Agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	September 30, 2012	December 31, 2011
Money pool notes receivable, net	$19,588	$50,477

Advances under the Utility Money Pool notes bear interest at 1.5% above the daily average LIBOR (which equates to 1.72% at September 30, 2012). Net interest income (expense) relating to balances for the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest income (expense)	$48	$384	$460	$1,044

Other Balances and Transactions

Sales and purchases with related parties were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Energy sold to Cheyenne Light	$418	$354	$1,694	$602

Purchases:
Purchase of coal from WRDC	$5,648	$5,487	$16,069	$16,132
Purchase of excess energy from Cheyenne Light	$166	$771	$1,591	$3,253
Purchase of renewable wind energy from Cheyenne Light	$761	$761	$3,798	$3,746
Purchase of natural gas - other	$—	$—	$7	$223
Corporate support services from Parent, Black Hills Service Company and Black Hills Utilities Holdings Inc.	$6,166	$4,091	$16,758	$13,774

Other Transactions (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain on sale of operating assets to Parent	$—	$768	$—	$768

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (the "Pension Plan") covering employees who meet certain eligibility requirements.

The components of net periodic benefit cost for the Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$191	$199	$573	$597
Interest cost	742	773	2,226	2,319
Expected return on plan assets	(785)	(905)	(2,355)	(2,715)
Prior service cost	14	16	42	48
Net loss (gain)	650	372	1,950	1,116
Net periodic benefit cost	$812	$455	$2,436	$1,365

Non-pension Defined Benefit Postretirement Healthcare Plans

Employees who are participants in the Postretirement Healthcare Plans (the "Healthcare Plans") and who meet certain eligibility requirements are entitled to postretirement healthcare benefits.

The components of net periodic benefit cost for the Healthcare Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$53	$52	$159	$156
Interest cost	86	91	258	273
Amortization of prior service cost	(69)	(78)	(207)	(234)
Net loss (gain)	35	41	105	123
Net periodic benefit cost	$105	$106	$315	$318

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives (the "Supplemental Plans"). The Supplemental Plans are non-qualified defined benefit plans.

The components of net periodic benefit cost for the Supplemental Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest cost	$26	$28	$78	$84
Net loss (gain)	14	12	42	36
Net periodic benefit cost	$40	$40	$120	$120

Contributions

We anticipate that we will make contributions to each of the benefit plans during 2012 and 2013. Contributions to the Pension Plan will be made in cash and contributions to the Healthcare Plans and the Supplemental Plans are expected to be made in the form of benefit payments. Contributions are as follows (in thousands):

	Nine Months Ended September 30, 2012	Remaining Anticipated Contributions for 2012	Anticipated Contributions for 2013
Defined Benefit Pension Plan	$6,835	$—	$—
Non-Pension Defined Benefit Postretirement Healthcare Plans	$493	$165	$702
Supplemental Non-qualified Defined Benefit Plans	$116	$39	$113

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC on Fair Value Measurements and Disclosure Requirements establishes a hierarchy for grouping assets and liabilities, based on significance of inputs. For additional information see Note 1 included in our 2011 Annual Report on Form 10-K filed with the SEC.

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$2,699	$2,699	$2,812	$2,812
Money pool notes receivable (a)	$19,588	$19,588	$50,477	$50,477
Long-term debt, including current maturities (b)	$270,067	$370,699	$276,427	$362,055
___________________

(a)
Fair value approximates carrying value due to either the short-term length of maturity or variable interest rates that approximate prevailing market rates and therefore is classified in Level 1 in the fair value hierarchy.

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

Money Pool Notes Receivable

The carrying value of Money pool notes receivable approximates fair value due to the variable interest rate with short reset periods.

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

Pollution Control Refund Revenue Bonds

On May 15, 2012, we repaid in full $6.5 million principal and interest on the 4.8% Pollution Control Revenue Bonds which were originally due to mature on October 1, 2014.

(9)	SUPPLEMENTAL CASH FLOWS INFORMATION

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$533	$1,993
Non-cash (decrease) to money pool notes receivable, net	$(43,984)	$—
Non-cash dividend to Parent	$43,984	$—

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(11,025)	$(10,595)
Income taxes, net	$(150)	$15

(10)	COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 12 of our Notes to the Financial Statements in our 2011 Annual Report on Form 10-K.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following tables provide certain financial information and operating statistics (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance
Revenue	$61,134	$64,940	$(3,806)	$181,776	$180,232	$1,544
Fuel and purchased power	21,613	23,062	(1,449)	66,096	67,386	(1,290)
Gross margin	39,521	41,878	(2,357)	115,680	112,846	2,834

Operating expenses	24,160	23,471	689	73,718	73,341	377
Gain on sale of operating assets	—	(768)	768	—	(768)	768
Operating income	15,361	19,175	(3,814)	41,962	40,273	1,689

Interest income (expense), net	(4,284)	(3,983)	(301)	(12,627)	(12,098)	(529)
Other income (expense), net	103	131	(28)	791	421	370
Income tax expense	(3,033)	(4,813)	1,780	(9,199)	(8,464)	(735)
Net income	$8,147	$10,510	$(2,363)	$20,927	$20,132	$795

	Electric Revenue by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Commercial	$20,336	2%	$19,889	$55,948	2%	$54,962
Residential	15,794	5%	15,034	43,903	(2)%	44,977
Industrial	5,846	(13)%	6,716	18,929	—%	18,944
Municipal	930	2%	908	2,515	4%	2,425
Total retail revenue	42,906	1%	42,547	121,295	—%	121,308
Contract wholesale	5,627	25%	4,519	14,902	10%	13,509
Off-system wholesale	5,599	(39)%	9,158	23,331	(1)%	23,553
Other revenue	7,002	(20)%	8,716	22,248	2%	21,862
Total revenue	$61,134	(6)%	$64,940	$181,776	1%	$180,232

	Megawatt Hours Sold by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percentage Change	2011	2012	Percentage Change	2011
Commercial	202,418	2%	198,774	553,792	2%	544,660
Residential	139,282	5%	132,571	396,267	(4)%	414,654
Industrial	93,147	(13)%	106,658	303,906	1%	301,268
Municipal	11,154	12%	9,917	27,565	6%	25,958
Total retail quantity sold	446,001	—%	447,920	1,281,530	—%	1,286,540
Contract wholesale	88,334	5%	84,346	249,388	(3)%	256,558
Wholesale off-system	190,143	(37)%	299,511	943,522	15%	819,753
Total megawatt hours sold	724,478	(13)%	831,777	2,474,440	5%	2,362,851
Losses and company use	53,632	3%	51,853	126,347	2%	123,624
Total energy	778,110	(12)%	883,630	2,600,787	5%	2,486,475

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,			Nine Months Ended September 30,
Generated -	2012	Percentage Change	2011	2012	Percentage Change	2011
Coal-fired	475,752	3%	463,032	1,344,593	4%	1,286,876
Gas-fired	21,543	89%	11,424	28,122	107%	13,595
Total generated	497,295	5%	474,456	1,372,715	6%	1,300,471

Total purchased	280,815	(31)%	409,174	1,228,072	4%	1,186,004
Total generated and purchased	778,110	(12)%	883,630	2,600,787	5%	2,486,475

	Electric Utility Power Plant Availability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011
Coal-fired plants	96.2%	93.4%	90.0%	(a)	89.1%	(b)
Other plants	98.0%	98.9%	99.1%		94.9%
Total availability	96.9%	95.5%	93.6%		91.3%
___________________________

(a)	Reflects an unplanned outage at Neil Simpson II due to a transformer failure.

(b)	Reflects a planned major outage at the PacifiCorp-operated Wyodak plant.

	Degree Days		Degree Days
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Heating and cooling degree days:
Actual -
Heating degree days	99	153	3,558	5,050
Cooling degree days	731	620	937	676

Variance from normal -
Heating degree days	(56)%	(33)%	(50)%	(30)%
Cooling degree days	37%	26%	47%	13%

Amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011. Net income was $8.1 million compared to $10.5 million for the same period in the prior year primarily due to the following:

Gross margin decreased primarily due to a decrease of $0.6 million from transmission margins, $0.2 million in off-system sales due to lower volumes sold, a decrease of $0.6 million from expiration of a reserve capacity agreement with PacifiCorp and a decrease of $0.5 million primarily as a result of lower industrial volumes.

Operations and maintenance increased primarily due to higher corporate allocations partially offset by the $0.5 million reduction of a major maintenance accrual related to suspension of operations of the Ben French power plant.

Gain on sale of operating assets in 2011 represents the gain on sale of assets to a related party.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate decreased due to favorable true-up adjustments and flow through of the tax benefit attributable to costs deducted as repairs and maintenance for tax purposes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011. Net income was $20.9 million compared to $20.1 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to an increase of $1.2 million from the Environmental Improvement Cost Recovery Adjustment rider, an increase of approximately $1.4 million primarily from a contract price increase with MEAN, partially offset by a decrease of $0.6 million from expiration of a reserve capacity agreement with PacifiCorp.

Operations and maintenance increased primarily due to higher corporate allocations, partially offset by the $0.5 million reduction of a major maintenance accrual related to suspension of operations of the Ben French power plant.

Gain on sale of operating assets in 2011 represents the gain on sale of assets to a related party.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate was comparable to the same period in the prior year.

Significant Events

Power Plant Suspension/Retirements

On August 6, 2012, we announced that in order to comply with environmental regulations, including the new EPA Industrial & Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants regulations, operations at our 25 MW coal-fired Ben French power plant were suspended as of August 31, 2012. Operations at our 35 MW coal-fired Osage power plant were suspended as of October 1, 2010. These plants as well as our 22 MW coal-fired plant Neil Simpson I will be retired as of March 21, 2014. We intend to operate Neil Simpson 1 until the planned retirement date.

New Generation Facility

As a result of the planned plant retirements for some of our older coal-fired power plants discussed above, Cheyenne Light and Black Hills Power filed a joint CPCN to construct a new $237 million 132 MW natural gas-fired electric generation facility in Cheyenne, Wyoming. The facility will include construction of one simple-cycle, 37 MW combustion turbine that will be wholly owned by Cheyenne Light and one combined cycle 95 MW unit that will be jointly owned by Cheyenne Light (40 MW) and Black Hills Power (55 MW).

Cheyenne Light and Black Hills Power received final approvals and permits for the Cheyenne Prairie Generating Station. The WPSC approved the CPCN on July 31,2012 authorizing the construction, operation and maintenance of this new generating facility. The state of Wyoming issued the air permit for the project on August 31, 2012 and the EPA issued the greenhouse gas air permit on September 27, 2012. Upon receipt of the final permit, the major equipment for the project was ordered. Commencement of construction for the new plant is expected in spring 2013 with commercial operation in 2014.

On October 30, 2012 Cheyenne Light and Black Hills Power received approval from the WPSC to utilize a construction financing rider during construction of the Cheyenne Prairie Generating Station. This replaces the traditional use of allowance for funds used during construction. This will result in a lower project construction cost since interest will no longer be capitalized during construction. The rider allows Cheyenne Light and Black Hills Power to earn a rate of return during the construction period on 60% of the project cost that is dedicated to serving Wyoming customers. We are evaluating filing for a similar rider in South Dakota.

Financing Transactions and Short-term Liquidity

Repayment of Long-term Debt

On May 15, 2012, we repaid in full $6.5 million principal and interest on the 4.8% Pollution Control Revenue Bonds which were originally due to mature on October 1, 2014.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of September 30, 2012, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating	Outlook
Fitch	A-	Stable
Moody's *	A3	Stable
S&P *	BBB+	Stable
___________
* In October 2012, both Moody's and S&P upgraded our outlook to Positive from Stable.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking information. All statements, other than statements of historical fact, included in this report that address activities, events, or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. Forward-looking information involves risks and uncertainties, and certain important factors can cause actual results to differ materially from those anticipated. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. The factors which may cause our results to vary significantly from our forward-looking statements include the risk factors described in Item 1A of our 2011 Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q, and other reports that we file with the SEC from time to time, and the following:

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2012 and concluded that, because of the material weakness in our internal control over financial reporting related to accounting for income taxes as previously disclosed in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, our disclosure controls and procedures were not effective as of September 30, 2012. Additional review, evaluation and oversight have been undertaken to ensure our unaudited Condensed Financial Statements were prepared in accordance with generally accepted accounting principles and as a result, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the Condensed Financial Statements in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

As discussed in our 2011 Annual Report on Form 10-K, management concluded that while we had appropriately designed control procedures for income tax accounting and disclosures, the existence of non-routine transactions, insufficient tax resources, and ineffective communications between the tax department and the Controller organization caused us to poorly execute the controls for evaluating and recording income taxes. Management has developed and implemented a remediation plan to address this material weakness in internal controls surrounding accounting for income taxes. Key aspects of the remediation plan include enhanced resources and skill sets, and implementation of formal periodic meetings among the Chief Financial Officer, Controller and the tax department.

While we concluded our internal controls surrounding income taxes were not effective as of September 30, 2012, we are remediating the material weakness and will continue to execute our remediation plan and track our performance against the plan.

During the quarter ended September 30, 2012, there have been no other changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
and Chief Financial Officer

Dated: November 9, 2012

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