Form 10-K
period 2012-12-31
BLACK HILLS POWER INC
filed 2013-03-06
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2013
Common stock, $1.00 par value	23,416,396 shares

Reduced Disclosure
The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by FASB
Basin Electric	Basin Electric Power Cooperative
BHC	Black Hills Corporation, the Parent of Black Hills Power, Inc.
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of BHC
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of BHC
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect, wholly-owned subsidiary of Black Hills Electric Generation, Inc., a subsidiary of Black Hills Non-regulated Holdings
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of BHC
Cheyenne Prairie	Cheyenne Prairie Generating Station currently being constructed in Cheyenne, Wyo. by Cheyenne Light and Black Hills Power. Construction is expected to be completed for this 132 MW facility in 2014.
City of Gillette	The City of Gillette, Wyoming, affiliate of the JPB.
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

CPCN	Certificate of Public Convenience and Necessity
DSM	Demand Side Management
ECA	Energy Cost Adjustment -- adjustments that allow us to pass the prudently-incurred cost of fuel and purchased power through to customers.
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FDIC	Federal Depository Insurance Corporation
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
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

kV	Kilovolt
LIBOR	London Interbank Offered Rate

MAPP	Mid-Continent Area Power Pool
MATS	Utility Mercury and Air Toxics Rules under the United States EPA National Emissions Standards for Hazardous Air Pollutants from Coal and Oil Fired Electric Utility Steam Generating Units
MDU	Montana Dakota Utilities Company
MEAN	Municipal Energy Agency of Nebraska
Moody's	Moody's Investor Services, Inc.
MTPSC	Montana Public Service Commission
MW	Megawatts
MWh	Megawatt-hours
NA	Not Applicable
NOL	Net operating loss
NOx	Nitrogen oxide
NQDC	Non-Qualified Deferred Compensation Plan
PPA	Power Purchase Agreement
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
SO2	Sulfur dioxide
S&P	Standard & Poor's Rating Services
System Peak Demand	System peak demand represents the highest point of customer usage for a single hour for the system in total. Our system peaks include demand loads for 100% of plants regardless of joint ownership.
TCA	Transmission Cost Adjustment -- adjustments passed through to the customer based on transmission costs that are higher or lower than the costs approved in the rate case.
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corporation, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, LLC

PART I

Forward-Looking Information

This Form 10-K contains forward-looking statements as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 - Management’s Discussion & Analysis.

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. Nonetheless, the Company’s expectations, beliefs or projections may not be achieved or accomplished.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Form 10-K, including statements contained within Item 1A - Risk Factors.

PART I

ITEMS 1 and 2.    BUSINESS AND PROPERTIES

General

Black Hills Power ("the Company," "we," "us" and "our") is a regulated electric utility incorporated in South Dakota and serving customers in South Dakota, Wyoming and Montana. We began providing electric utility service in 1941. We are a wholly-owned subsidiary of the publicly traded Black Hills Corporation. Engaging in the generation, transmission and distribution of electricity provides a solid foundation of revenues, earnings and cash flow that support our capital expenditures, dividends to our Parent, and our overall performance and growth.

As of December 31, 2012, our ownership interests in electric generation plants were as follows:

Unit	Fuel Type	Location	Ownership Interest %	Owned Capacity (MW)	Year Installed
Wygen III (1)	Coal	Gillette, WY	52%	57.2	2010
Neil Simpson II	Coal	Gillette, WY	100%	90.0	1995
Wyodak (2)	Coal	Gillette, WY	20%	72.4	1978
Osage (3)	Coal	Osage, WY	100%	34.5	1948-1952
Ben French(3)	Coal	Rapid City, SD	100%	25.0	1960
Neil Simpson I(3)	Coal	Gillette, WY	100%	21.8	1969
Neil Simpson CT	Gas	Gillette, WY	100%	40.0	2000
Lange CT	Gas	Rapid City, SD	100%	40.0	2002
Ben French Diesel #1-5	Oil	Rapid City, SD	100%	10.0	1965
Ben French CTs #1-4	Gas/Oil	Rapid City, SD	100%	80.0	1977-1979
				470.9
_______________________

(1)
We operate Wygen III, a 110 MW mine-mouth coal-fired power plant and own a 52% interest in the facility. MDU owns a 25% interest and the City of Gillette owns the remaining 23% interest. WRDC furnishes all of the coal fuel supply for the plant.

(2)
Wyodak is a 362 MW mine-mouth coal-fired power plant owned 80% by PacifiCorp and 20% by us. This baseload plant is operated by PacifiCorp and WRDC furnishes all of the coal fuel supply for 100% of the plant.

(3)
Operations at Osage were suspended October 1, 2010 and Ben French were suspended on August 31, 2012 due to the availability of more economical generation alternatives when evaluating costs to retrofit these plants to comply with environmental standards, including EPA regulations. Osage, Ben French and Neil Simpson I will be retired on or before March 21, 2014, the effective compliance date of the EPA Industrial and Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants regulations. While the net book value of these plants is estimated to be insignificant at the time of retirement, we would reasonably expect any remaining value to be recovered through future rates.

Distribution and Transmission. Our distribution and transmission system serves approximately 69,000 electric customers, with an electric transmission system of 592 miles of high voltage lines (greater than 69 KV) and 3,059 miles of lower voltage lines. In addition, we jointly own 47 miles of high voltage lines with Basin Electric. Our service territory covers areas with a strong and stable economic base including western South Dakota, northeastern Wyoming and southeastern Montana. Approximately 90% of our retail electric revenues in 2012 were generated in South Dakota. We are subject to regulation by the SDPUC, the WPSC and the MTPSC.

The following are characteristics of our distribution and transmission business:

•
We have a diverse customer and revenue base. Our revenue mix for the year ended December 31, 2012 was comprised of 30% commercial, 24% residential, 8% contract wholesale, 13% wholesale off-system, 11% industrial, 14% municipal and other revenue.

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

•An agreement under which we supply 20 MW of energy and capacity to MEAN under a contract that expires in 2023. This contract is unit-contingent based on the availability of our Neil Simpson II and Wygen III plants. The unit-contingent capacity amounts from Wygen III and Neil Simpson II are as follows:

2013-2017	20 MW - 10 MW contingent on Wygen III and 10 MW contingent on Neil Simpson II
2018-2019	15 MW - 10 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II
2020-2021	12 MW - 6 MW contingent on Wygen III and 6 MW contingent on Neil Simpson II
2022-2023	10 MW - 5 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II.

•	A five-year PPA with MEAN whereby MEAN will purchase 5 MW of unit-contingent capacity from Neil Simpson II and 5 MW of unit-contingent capacity from Wygen III through May 2015.

Regulated Power Plants and Purchased Power. Our electric load is primarily served by our generating facilities in South Dakota and Wyoming, which provide 471 MW of generating capacity, with the balance supplied under purchased power and capacity contracts. We generated approximately 52% of our energy requirements in 2012 and purchased approximately 48% which was supplied under the following contracts:

•	A PPA with PacifiCorp expiring in 2023, whereby we purchase 50 MW of coal-fired baseload power.

•	A 20-year PPA with Cheyenne Light expiring in 2028, under which we will purchase up to 14.7 MW of wind energy through Cheyenne Light's agreement with Happy Jack.

•	A 20-year PPA with Cheyenne Light expiring in 2029, under which we will purchase up to 20 MW of wind energy through Cheyenne Light's agreement with Silver Sage.

•	A Generation Dispatch Agreement with Cheyenne Light that requires us to purchase all of Cheyenne Light's excess energy.

Since 1995, we have been a net producer of energy. Our 2012 winter peak system load was 362 MW and our 2012 summer peak load was 449 MW. None of our generation is restricted by hours of operation, thereby providing us the ability to generate power to meet demand whenever necessary and economically feasible. We have historically optimized the utilization of our power supply resources by selling wholesale power to other utilities and to power marketers in the spot market, and through short-term sales contracts primarily in the WECC and MAPP regions. Our 301 MW of low-cost, coal-fired resources supports most of our native load requirements and positions us for wholesale off-system sales.

Operating Agreements

Shared Services Agreement - During 2010, we entered into a shared services agreement with Cheyenne Light and Black Hills Wyoming whereby each entity charges for the use of assets and the performance of services being used by or performed for an affiliate entity. The revenues and expenses associated with these assets are included in rate base.

Jointly Owned Facilities - Black Hills Power, the City of Gillette and MDU are parties to a joint ownership agreement, whereby Black Hills Power charges the City of Gillette and MDU for administrative services, plant operations and maintenance for their share of the Wygen III generating facility for the life of the plant.

Regulations

Rate Regulation

The following table illustrates certain enacted regulatory information with respect to the states in which we operate:

State	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Capital Structure Debt/Equity	Effective Date	Other Tariffs, Riders and Rate Matters	Percentage of Off-System Sale Profits Shared with Rate Payers
SD	Global Settlement	8.60%	Global Settlement	4/2010	ECA,TCA, Energy Efficiency Cost Recovery/ DSM	65%
SD		8.16%		6/2011	Environmental Improvement Cost Recovery Adjustment Tariff	NA
WY	10.5%	8.60%	48%/52%	6/2010	TCA, ECA	NA
MT	15.0%	11.73%	47%/53%	1983	ECA	NA
FERC	10.8%	9.12%	43%/57%	2/2009	FERC Transmission Tariff	NA

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

•
In October 2012, the WPSC approved Cheyenne Prairie’s construction financing rider which allows for recovery of construction financing costs from customers during the construction period in lieu of traditional AFUDC. The rider was implemented November 1, 2012 and will allow Cheyenne Light and Black Hills Power to each earn and collect a rate of return during the construction period on approximately 60% share of the total project cost relating to our Wyoming customers, while also saving customers money over the long-term. This will increase gross margin by approximately $0.3 million and $0.4 million in 2013 and 2014, respectively.

•	In South Dakota, Wyoming and Montana, we have cost adjustment mechanisms that allow us to pass to our customers the prudently-incurred cost of fuel and purchased power.

•
In South Dakota beginning April 1, 2010, we have an annual adjustment clause which provides for the direct recovery of increased fuel and purchased power incurred to serve South Dakota customers. Additionally, as of April 1, 2010, the ECA clause was modified in the rate case settlement to contain an off-system sales sharing mechanism in which South Dakota customers will receive a credit equal to 65% of off-system power marketing operating income. The modification also adjusts the methodology to directly assign renewable resources and firm purchases to the customer load. In Wyoming beginning June 1, 2010 a similar Fuel and Purchased Power Cost Adjustment was instituted.

•
In South Dakota we have an approved annual Environmental Improvement Cost Recovery Adjustment tariff that went into effect June 1, 2011 and recovers costs associated with generation plant environmental improvements.

•
We have an approved FERC Transmission Tariff based on a formulaic approach that determines the revenue component of Black Hills Power’s open access transmission tariff. The revenue requirement is based on an equity return of 10.8%, a capital structure of 57% equity and 43% debt and a return on rate base which is adjusted annually.

Rate Matters

Power Plant Suspension/Retirements

On August 6, 2012, we announced that in order to comply with environmental regulations, including the new EPA Industrial & Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants regulations, operations at our 25 MW coal-fired Ben French power plant were suspended as of August 31, 2012. Operations at our 35 MW coal-fired Osage power plant were suspended as of October 1, 2010. These plants as well as our 22 MW coal-fired plant Neil Simpson I will be retired on or before March 21, 2014. We intend to operate Neil Simpson I until the planned retirement date.

Cheyenne Prairie

As a result of the planned plant retirements for some of our older coal-fired power plants discussed above, Cheyenne Light and Black Hills Power filed a joint CPCN to construct a new $222 million, 132 MW natural gas-fired electric generation facility in Cheyenne, Wyoming. The facility will include construction of one simple-cycle, 37 MW combustion turbine that will be wholly owned by Cheyenne Light and one combined cycle 95 MW unit that will be jointly owned by Cheyenne Light (40 MW) and Black Hills Power (55 MW).

Cheyenne Light and Black Hills Power received final approvals and permits for Cheyenne Prairie. The WPSC approved the CPCN on July 31, 2012 authorizing the construction, operation and maintenance of this new generating facility. The State of Wyoming issued the air permit for the project on August 31, 2012 and the EPA issued the greenhouse gas air permit on September 27, 2012. Upon receipt of the final permit, the major equipment for the project was ordered. Commencement of construction for the new plant is expected in spring 2013 with commercial operation in 2014.

South Dakota

In December 2012, we filed a rate case with the SDPUC requesting an electric revenue increase of $13.7 million, or 9.94%, to recover investment in distribution and transmission lines, generation plant upgrades, environmental compliance and increased operating costs. We have requested an effective date of April 1, 2013 and a decision is anticipated during the third quarter of 2013. If the SDPUC has not reached a decision within 180 days, interim rates will go into effect June 16, 2013.

We filed a request with the SDPUC to use a construction financing rider during the construction of Cheyenne Prairie in lieu of traditional AFUDC. This rider would be similar to the one approved by the WPSC for Cheyenne Light and Black Hills Power's Wyoming customers. On January 17, 2013, the SDPUC approved a stipulation with interim rates effective April 1, 2013, subject to refund. The rider will allow us to earn and collect a rate of return during the construction period on our approximately 40 percent share of the total project cost relating to our South Dakota customers, while also saving customers money over the long-term. If approved, this will increase gross margin by approximately $3.6 million and $5.6 million in 2013 and 2014, respectively. We anticipate a final ruling by the SDPUC on this rider during the third quarter of 2013.

State Regulation

Certain states where we conduct electric utility operations have adopted renewable energy portfolio standards that require or encourage us to source, by a certain future date, a minimum percentage of the electricity delivered to customers from renewable energy generation facilities. At December 31, 2012, we were subject to the following renewable energy portfolio standards or objectives:

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

•
Montana. Montana established a renewable portfolio standard that requires us to obtain a percentage of our retail electric sales in Montana from eligible renewable resources according to the following schedule: (i) 10% for compliance years through 2014 and (ii) 15% for compliance year 2015 and thereafter. Utilities can meet this standard by entering into long-term purchase contracts for electricity bundled with renewable-energy credits, by purchasing the renewable-energy credits separately, or by a combination of both. The law includes cost caps that limit the additional cost utilities must pay for renewable energy and allows cost recovery from ratepayers for contracts pre-approved by the MTPSC. We are currently in compliance with applicable standards and our current strategy is to incorporate renewable energy as required to comply with the standard.

•	Wyoming. Wyoming is exploring the implementation of renewable energy portfolio standards but has not currently adopted standards.

Mandatory portfolio standards have increased, and may continue to increase the power supply costs of our electric utility operations. Although we will seek to recover these higher costs in rates, we can provide no assurance that we will be able to secure full recovery of the costs we pay to be in compliance with standards or objectives. We cannot at this time reasonably forecast the potential costs associated with any new renewable energy standards that have been or may be proposed at the federal or state level.

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

In 2011, the EPA issued the Industrial and Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants, with updates on December 21, 2012, which impose emission limits, fuel requirements and monitoring requirements. The rule has a compliance deadline of March 21, 2014. In anticipation of this rule and our evaluation of costs to retrofit these plants, we suspended operations at the Osage plant in October 1, 2010 and as a result of this rule, we suspended operations at the Ben French facility on August 31, 2012 with plans to retire Ben French, Osage and Neil Simpson I on or before March 21, 2014.

On February 16, 2012, the EPA signed the National Emission Standards for Hazardous Air Pollutants from Coal and Oil Fired Electric Utility Steam Generating Units (MATS), which became effective on April 16, 2012. This rule imposes requirements for mercury, acid gases, metals and other pollutants. Affected units will have three years from the rule effective date to be in compliance, with a pathway defined to apply for a one year extension due to certain circumstances. The current state air permits for Wygen III provide mercury emission limits and monitoring requirements with which we are in compliance. In 2009, we added mercury monitors to our Neil Simpson II plant. The Wygen III plant, which commenced operations in 2010, also has mercury monitors. Neil Simpson II, Wygen III and the Wyodak plant are expected to be in compliance within the compliance time frame, without incurring significant costs.

On April 13, 2012, the EPA proposed Electric Utility New Source Performance Standards for GHG. These standards will apply to Cheyenne Prairie. They are scheduled to be final in the first half of 2013 and, as proposed, would not have a significant impact on this project. However, until we can evaluate the final version of these standards, we cannot be certain of this assumption.

In August 2012, the EPA proposed revisions to the Electric Utility New Source Performance Standards for stationary combustion turbines. This rule is expected to be finalized in 2013 and as proposed, will be applicable to Cheyenne Prairie and eventually all of the combustion turbines in our fleet. Among other things, the rule seeks to eliminate startup exemptions and clearly define overhauls for impact on the EPA's New Source Review regulations, with the intention of eventually bringing all units under the applicability of this rule. The primary impact is expected to be on our older existing units, which will eventually be required to meet tighter NOx emission limitations.

By May 3, 2013 all of our diesel generator engines must comply with EPA's Stationary Reciprocating Internal Combustion Engine Hazardous Air Pollutant regulations. Evaluations have been completed and emission control equipment installed to meet that deadline.

In 2011 the State of Wyoming issued a letter requiring Neil Simpson II to include startup and shutdown SO2 & NOx emissions when evaluating compliance with permitted emission limits. This represented a significant change from requirements in the original 1993 air permit. Some minor engineered design changes were made to enable improved scrubber performance during startup and those changes have been successful in enabling the unit to meet the new requirements. The unit was previously fitted with state of the art low NOx burners that enable compliance with this new requirement.

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

New Accounting Pronouncements

See Note 2 of our Notes to Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in 2012 or pending adoption.

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

Regulatory commissions may refuse to approve some or all of the utility rate increases we have requested or may request in the future, or may determine that amounts passed through to customers were not prudently incurred and therefore, are not recoverable which could adversely affect our results of operations, financial position or liquidity.

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

To some degree, we are permitted to recover certain costs (such as increased fuel, purchased power and transmission costs, as applicable) without having to file a rate case. To the extent we pass through such costs to customers and a state public utility commission subsequently determines that such costs should not have been paid by customers, we may be required to refund such costs to customers. Any such costs not recovered through rates, or any such refund, could negatively affect our results of operations, financial position or cash flows.

Our financial performance depends on the successful operations of our facilities. If the risks involved in our operations are not appropriately managed or mitigated, our operations may not be successful and this could adversely affect our results of operations.

Operating electric generating facilities involves risks, including:

•	Operational limitations imposed by environmental and other regulatory requirements.

•	Interruptions to supply of fuel and other commodities used in generation and distribution.

•	Breakdown or failure of equipment or processes, including those operated by PacifiCorp at the Wyodak plant.

•	Inability to recruit and retain skilled technical labor.

•
Disrupted transmission and distribution. We depend on transmission and distribution facilities, including those operated by unaffiliated parties, to deliver the electricity that we sell to our retail and wholesale customers. If transmission is interrupted, our ability to sell or deliver product and satisfy our contractual obligations may be hindered.

•
Electricity is dangerous for employees and the general public should they come in contact with power lines or electrical equipment. Natural conditions and other disasters such as wind, lightning and winter storms can cause wildfires, pole failures and associated property damage and outages;

•
Disruption in the functioning of our information technology and network infrastructure which are vulnerable to disability, failures and unauthorized access. If our information technology systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions.

•	Labor relations.

National and regional economic conditions may cause increased late payments and uncollectible accounts, which could adversely affect our results of operations, financial position or liquidity.

The continued recessionary environment and any future recession may lead to an increase in late payments from retail, commercial and industrial utility customers, as well as from our non-regulated customers. If late payments and uncollectible accounts increase, our results of operations, financial position and liquidity could be adversely impacted.

Our credit ratings could be lowered below investment grade in the future. If this were to occur, it could impact our access to capital, our cost of capital and our other operating costs.

Our credit rating on our First Mortgage Bonds is A3 by Moody's, BBB+ by S&P and A- by Fitch. Any reduction in our ratings by the rating agencies could adversely affect our ability to refinance our existing debt and to complete new financings. In addition, a downgrade in our credit rating would increase our costs of borrowing under some of our existing debt obligations. A downgrade could also result in our business counterparties requiring us to provide additional amounts of collateral under new transactions.

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

Our operating results can be adversely affected by variations from normal weather patterns.

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

Our business is subject to extensive energy, environmental and other laws and regulations of federal, state and local authorities. We generally must obtain and comply with a variety of regulations, licenses, permits and other approvals in order to operate, which could require significant capital expenditures and operating costs. If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines; claims for property damage or personal injury; and/ or environmental clean-up costs. In addition, existing regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to us or our facilities, which could require additional unexpected expenditures and have a detrimental effect on our business.

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

Our ability to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. Our insurance coverage may not provide protection against all significant losses.

Our ability to obtain insurance, as well as the cost of coverage of such insurance, could be affected by developments affecting company-specific events, international, national, state or local events, as well as the financial condition of insurers. Insurance coverage may not continue to be available at all, or at rates or on terms similar to those presently available to us. A loss for which we are not fully insured could materially and adversely affect our financial results. Our insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which the company may be subject, including but not limited to environmental hazards, wildfire-related liability, distribution property losses and cyber risks.

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

Federal and state laws concerning greenhouse gas regulations and air emissions may materially increase our generation and production costs and could render some of our generating units uneconomical to operate and maintain.
We own and operate regulated fossil-fuel generating plants in South Dakota and Wyoming. Recent developments under federal and state laws and regulations governing air emissions from fossil-fuel generating plants will likely result in more stringent emission limitations, which could have a material impact on our costs of operations. Various pending or final state and EPA regulations that will impact our facilities are also discussed in Item 1 of this Annual Report on Form 10-K under the caption “Environmental Regulations.”
On May 20, 2011, with amendments on December 21, 2012, the EPA's Industrial and Commercial Boiler regulations became effective, which provide for hazardous air pollutant-related emission limits and monitoring requirements. The compliance deadline for this rule is March 21, 2014. Engineering evaluations have been completed and confirm the significant impact on our Neil Simpson I, Osage and Ben French facilities. We anticipate these units will be retired on or before the March 21, 2014 compliance deadline.

On December 16, 2011, the EPA signed the National Emission Standards for Hazardous Air Pollutants from Coal and Oil Fired Electric Utility Steam Generating Units, (Utility MATS Rule) which became effective on February 16, 2012. Affected units will have three years from the rule effective date to be in compliance, with a pathway defined to apply for a one year extension due to certain circumstances. It is expected that all our plants will be in compliance by the initial 2015 deadline, with the primary impacts to Neil Simpson II, Wygen III and the Wyodak Plant being the addition of mercury sorbent injection systems and additional monitoring and testing.

The GHG Tailoring Rule, implementing regulations of GHG for permitting purposes, became effective in June 2010. This rule will impact us in the event of a major modification at an existing facility or in the event of a new major source. Existing permitted facilities will see monitoring reporting requirements incorporated into their operating permits upon renewal. New projects or major modifications to existing projects will result in a Best Available Control Technology review that could result in more stringent emissions control practices and technologies. The EPA’s GHG New Source Performance Standard for new steam electric generating units is expected to be final in the first half of 2013 and as proposed, effectively prohibits new coal fired units until carbon capture and sequestration becomes technically and economically feasible. In 2013 we expect the EPA to issue a proposed rule to regulate GHG emissions from existing steam electric generating units. This rule could have a significant impact on our coal generating fleet.

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

Increased risks of regulatory penalties could negatively impact our results of operations, financial position or liquidity.

Business activities in the energy sector are heavily regulated, primarily by agencies of the federal government. Agencies that historically sought voluntary compliance, or issued non-monetary sanctions, now employ mandatory civil penalty structures for regulatory violations. The FERC, EPA, OSHA and SEC can increasingly impose significant civil penalties to enforce compliance requirements relative to our business. In addition, FERC has delegated certain aspects of authority for enforcement of electric system reliability standards to the North American Energy Reliability Corporation, with similar penalty authority for violations. If a serious regulatory violation did occur, and penalties were imposed by FERC or another federal agency, this action could have a material adverse effect on our operations and/or our financial results.

An effective system of internal control may not be maintained, leading to material weaknesses in internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to make an assessment of the design and effectiveness of internal controls. Our independent registered public accounting firm is required to attest to the effectiveness of these controls. During their assessment of these controls, management or our independent registered public accounting firm may identify areas of weakness in control design or effectiveness, which may lead to the conclusion that a material weakness in internal control exists. Any control deficiencies we identify in the future could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or have a material adverse effect on our ability to operate our business or access sources of liquidity.

Threats of terrorism and catastrophic events that could result from terrorism, cyber-attacks, or individuals and/or groups attempting to disrupt our business, or the businesses of third parties, may impact our operations in unpredictable ways and could adversely affect our financial results or liquidity.

We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber-attacks and other disruptive activities of individuals or groups. Our generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems and physical assets, could be direct targets of, or indirectly affected by, such activities. Terrorist acts or other similar events could harm our business by limiting our ability to generate, purchase or transmit power and by delaying our development and construction of new generating facilities and capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure our assets, and could adversely affect our operations by contributing to disruption of supplies and markets for natural gas, oil and other fuels. They could also impair our ability to raise capital by contributing to financial instability and lower economic activity.

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

A disruption of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources, could negatively impact our business. Because generation, transmission systems and natural gas pipelines are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the impact of an event on the interconnected system (such as severe weather or a generator or transmission facility outage, pipeline rupture, or a sudden significant increase or decrease in wind generation), within our system or within a neighboring system. Any such disruption could have a material impact on our financial results.

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

In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act of 2010 as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “2010 Acts”). The 2010 Acts will have a substantial impact on health care providers, insurers, employers and individuals. The 2010 Acts will impact employers and businesses differently depending on the size of the organization and the specific impacts on a company’s employees. Certain provisions of the 2010 Acts became effective during our 2010 open enrollment period (November 1, 2010) while other provisions of the 2010 Acts will be effective in future years. Although the constitutional validity of the 2010 Acts is the subject of numerous lawsuits now pending in the federal courts, the outcome of which is uncertain, the 2010 Acts could require, among other things, changes to our current employee benefit plans and in our administrative and accounting processes. The ultimate extent and cost of these changes cannot be determined at this time and are being evaluated and updated as related regulations and interpretations of the 2010 Acts become available.

Our electric utility rates are regulated on a state-by-state basis by the relevant state regulatory authorities based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. Within our utility rates we have generally recovered the cost of providing employee benefits. As benefit costs continue to rise, there can be no assurance that the state public utility commissions will allow recovery.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

For the years ended December 31,	2012	Variance	2011	Variance	2010
	(in thousands)
Revenue	$243,309	$(2,322)	$245,631	$15,868	$229,763
Fuel and purchased power	87,519	(5,703)	93,222	5,465	87,757
Gross margin	155,790	3,381	152,409	10,403	142,006

Operating expenses	98,209	(248)	98,457	5,481	92,976
Gain on sale of operating assets	—	768	(768)	5,470	(6,238)
Operating income	57,581	2,861	54,720	(548)	55,268

Interest expense, net	(17,065)	(926)	(16,139)	374	(16,513)
Other income	879	373	506	(2,748)	3,254
Income tax expense	(14,309)	(2,319)	(11,990)	(1,249)	(10,741)
Net income	$27,086	$(11)	$27,097	$(4,171)	$31,268

The following tables provide certain electric utility operating statistics for the years ended December 31 (dollars in thousands):

Electric Revenue
Customer Base	2012	Percentage Change	2011	Percentage Change	2010
Residential	$58,523	(2)%	$59,826	12%	$53,549
Commercial	73,858	1%	72,889	10%	65,997
Industrial	25,656	—%	25,723	14%	22,621
Municipal	3,268	3%	3,172	5%	3,029
Total retail sales	161,305	—%	161,610	11%	145,196
Contract wholesale	20,290	12%	18,105	(21)%	22,996
Wholesale off-system	31,905	(9)%	34,889	(4)%	36,354
Total electric sales	213,500	(1)%	214,604	5%	204,546
Other revenue	29,809	(4)%	31,027	23%	25,217
Total revenue	$243,309	(1)%	$245,631	7%	$229,763

Megawatt-Hours Sold
Customer Base	2012	Percentage Change	2011	Percentage Change	2010
Residential	532,342	(3)%	550,935	1%	547,193
Commercial	731,785	1%	720,978	0%	720,119
Industrial	407,301	—%	408,337	7%	382,562
Municipal	35,933	5%	34,235	1%	33,908
Total retail sales	1,707,361	—%	1,714,485	2%	1,683,782
Contract wholesale	340,036	(3)%	349,520	(25)%	468,782
Wholesale off-system	1,263,457	3%	1,226,548	5%	1,163,058
Total electric sales	3,310,854	1%	3,290,553	(1)%	3,315,622
Losses and company use	197,355	22%	162,316	24%	131,263
Total energy	3,508,209	2%	3,452,869	0%	3,446,885

We own approximately 471 MW of electric utility generating capacity and purchase an additional 50 MW under a long-term agreement expiring in 2023.

Regulated Power Plant Fleet Availability	2012	2011	2010
Coal-fired plants(a)	91.9%	88.8%	93.5%
Other plants	98.5%	95.8%	95.7%
Total availability	94.5%	91.5%	94.4%
_____________________________

(a)	2011 reflects a planned major outage at the PacifiCorp-operated Wyodak plant.

Resources	2012	Percentage Change	2011	Percentage Change	2010
MWh generated:
Coal	1,796,936	5%	1,717,008	(14)%	1,987,037
Gas	33,183	118%	15,221	(21)%	19,269
	1,830,119	6%	1,732,229	(14)%	2,006,306

MWh purchased	1,678,090	(2)%	1,720,640	19%	1,440,579
Total resources	3,508,209	2%	3,452,869	0%	3,446,885

Heating and Cooling Degree Days	2012	2011	2010
Actual
Heating degree days	6,206	7,579	7,272
Cooling degree days	937	700	532

Variance from 30-year average
Heating degree days	(13)%	5%	1%
Cooling degree days	47%	17%	(11)%

2012 Compared to 2011

Gross margin increased primarily due to an increase of $1.6 million from the Environmental Improvement Cost Recovery Adjustment rider, a $4.5 million increase in wholesale and transmission margins as a result of increased prices partially offset by $2.5 million from the 2012 expiration of a reserve capacity agreement with PacifiCorp.

Operations and maintenance were comparable to the prior year. Increased corporate allocations were offset by lower costs related to the suspension of operations at the Ben French plant.

Gain on sale of operating assets in 2011 related to the sale of assets to a related party.

Interest expense, net increased primarily due to a decrease in interest income from lower utility money pool borrowings.

Other income, net was comparable to the prior year.

Income tax expense: The effective tax rate increased primarily due to unfavorable true-up adjustments and lower flow through of the tax benefit attributable to repair and maintenance costs deducted for tax purposes.

2011 Compared to 2010

Gross margin increased primarily due to a $16.6 million increase related to the impact of the outcome of our rate cases and increased transmission margins partially offset by lower margins due to the termination of power sales contracts upon a customer's purchase of an ownership interest in the Wygen III generating facility.

Operations and maintenance increased primarily due to additional costs of $1.6 million associated with Wygen III which commenced commercial operation on April 1, 2010, and increased allocation of corporate costs partially offset by lower costs related to the suspension of operations at the Osage plant.

Gain on sale of operating assets in 2011 related to the sale of assets to a related party. The gain on sale of operating assets in 2010 represented the sale of a 23% ownership interest in the Wygen III generating facility to the City of Gillette, WY.

Interest expense, net decreased primarily due to lower interest expense primarily related to the repayment of higher rate debt during 2010, partially offset by a decrease in AFUDC associated with borrowed funds due to completed construction of Wygen III.

Other income decreased primarily due to a decrease of $2.0 million in AFUDC-equity due to the placement of Wygen III into commercial operation.

Income tax expense: The effective tax rate increased from the same period in the prior year due to a prior year tax benefit for a repairs deduction taken for tax purposes and the flow-through treatment of such tax benefit resulting from a rate case settlement in 2010.

Significant Events

Power Plant Suspension/Retirements

In order to comply with environmental regulations, including the new EPA Industrial & Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants regulations, operations at our 25 MW coal-fired Ben French power plant were suspended as of August 31, 2012. Operations at our 35 MW coal-fired Osage power plant were suspended as of October 1, 2010. These plants as well as our 22 MW coal-fired plant Neil Simpson I will be retired on or before March 21, 2014. We intend to operate Neil Simpson 1 until the planned retirement date. While the net book value of these plants is estimated to be insignificant at the time of retirement, we would reasonably expect to recover any remaining value of these plants through future rates.

Cheyenne Prairie

As a result of the planned plant retirements for some of our older coal-fired power plants discussed above, Cheyenne Light and Black Hills Power filed a joint CPCN to construct a new $222 million 132 MW natural gas-fired electric generation facility in Cheyenne, Wyoming. The facility will include construction of one simple-cycle, 37 MW combustion turbine that will be wholly owned by Cheyenne Light and one combined cycle 95 MW unit that will be jointly owned by Cheyenne Light (40 MW) and Black Hills Power (55 MW).

South Dakota

In December 2012, we filed a rate case with the SDPUC requesting electric revenue increases of $13.7 million, or 9.94%, to recover investment in distribution and transmission lines, generation plant upgrades and environmental compliance. We have requested an effective date of April 1, 2013 and a decision is anticipated during the third quarter of 2013. If the SDPUC has not reached a decision within 180 days, interim rates will go into effect June 16, 2013.

We filed a request with the SDPUC to use a construction financing rider during the construction of Cheyenne Prairie in lieu of traditional AFUDC. This rider would be similar to the one approved by the WPSC for Cheyenne Light and Black Hills Power for Wyoming customers. On January 17, 2013, the SDPUC approved a stipulation with interim rates effective April 1, 2013, subject to refund. The rider will allow us to earn and collect a rate of return during the construction period on our approximately 40 percent share of the total project cost relating to our South Dakota customers while also saving customers money over the long-term. If approved, this will increase gross margin by approximately $3.6 million and $5.6 million in 2013 and 2014, respectively. We anticipate a final ruling by the SDPUC on this rider during the third quarter of 2013.

In May 2011, the SDPUC approved an Environmental Improvement Cost Recovery Adjustment tariff for Black Hills Power. This tariff, which was implemented to recover Black Hills Power's investment of $25 million for pollution control equipment at the PacifiCorp operated Wyodak plant, went into effect June 1, 2011 with an annual revenue increase of $3.1 million.

Wyoming

In October 2012, the WPSC approved Cheyenne Prairie’s construction financing rider which allows for recovery of construction financing costs from customers during the construction period in lieu of traditional AFUDC. The rider was implemented November 1, 2012 and will allow Cheyenne Light and Black Hills Power to each earn and collect a rate of return during the construction period on approximately 60% share of the total project cost relating to our Wyoming customers while also saving customers money over the long-term. This will increase gross margin by approximately $0.3 million and $0.4 million in 2013 and 2014, respectively.

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

The estimated discount rate used to determine annual defined benefit pension costs accruals will be 4.3% in 2013 and the discount rate used in 2012 was 4.65%. In selecting the discount rate, we consider cash flow durations for each plan's liabilities on high credit fixed income yield curves for comparable durations. We do not pre-fund our non-qualified plans or postretirement healthcare plans.

Income Taxes

We file a federal income tax return with other members of the Parent consolidated group. For financial statement purposes, federal income taxes are allocated to the individual companies based on amounts calculated on a separate return basis.

We use the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial and tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. We classify deferred tax assets and liabilities into current and non-current amounts based on the nature of the related assets and liabilities.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and provides any necessary valuation allowances as required. If we determine that we will be unable to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretations of tax laws and the resolution of current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. With respect to changes in tax law, the recently enacted American Taxpayer Relief Act of 2012 (”Act”) will not have a material impact on the amounts provided for income taxes including our ability to realize deferred tax assets. Since the date of enactment was January 2, 2013, the Act could not be considered when determining deferred tax liabilities and assets as of December 31, 2012, which resulted in the reclassification of a sizable amount of Federal deferred tax asset related to net operating loss carryforwards from non-current to current. However, certain provisions of the Act primarily the extension of 50% bonus depreciation are currently expected to result in minimal utilization of such carryforwards in 2013.

Contingencies

When it is probable that an environmental or other legal liability has been incurred, a loss is recognized when the amount of the loss can be reasonably estimated. Estimates of the probability and the amount of loss are made based on currently available facts. Accounting for contingencies requires significant judgment regarding the estimated probabilities and ranges of exposure to potential liability. Our assessment of our exposure to contingencies could change to the extent there are additional future developments, or as more information becomes available. If actual obligations incurred are different from our estimates, the recognition of the actual amounts could have a material impact on our financial position, results of operations and cash flows. The Company describes any contingencies in Note 12 of the Financial Statements in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Black Hills Power, Inc.
Rapid City, South Dakota

We have audited the accompanying balance sheets of Black Hills Power, Inc. (the "Company") as of December 31, 2012 and 2011, and the related statements of income, comprehensive income (loss), cash flows, and common stockholder's equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Black Hills Power, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 6, 2013

BLACK HILLS POWER, INC.
STATEMENTS OF INCOME

Years ended December 31,	2012	2011	2010
	(in thousands)

Revenue	$243,309	$245,631	$229,763

Operating expenses:
Fuel and purchased power	87,519	93,222	87,757
Operations and maintenance	65,835	66,683	68,884
Gain on sale of operating assets	—	(768)	(6,238)
Depreciation and amortization	27,621	27,217	22,030
Taxes - property	4,753	4,557	2,062
Total operating expenses	185,728	190,911	174,495

Operating income	57,581	54,720	55,268

Other income (expense):
Interest expense	(17,602)	(16,712)	(18,737)
AFUDC - borrowed	161	419	2,224
Interest income	376	154	318
AFUDC - equity	325	705	2,748
Other expense	—	(344)	(35)
Other income	554	145	223
Total other income (expense)	(16,186)	(15,633)	(13,259)

Income from continuing operations before income taxes	41,395	39,087	42,009
Income tax expense	(14,309)	(11,990)	(10,741)

Net income	$27,086	$27,097	$31,268

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31,	2012	2011	2010
(in thousands)

Net income	$27,086	$27,097	$31,268

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of $93, $38 and $51, respectively)	(171)	(70)	(94)
Fair value adjustment on derivatives designated as cash flow hedges (net of tax of $(2))	—	—	4
Reclassification adjustment of cash flow hedges settled and included in net income (loss) (net of tax of $(23), $(23) and $(23), respectively)	41	42	41

Other comprehensive income (loss), net of tax	(130)	(28)	(49)

Comprehensive income (loss), net of tax	$26,956	$27,069	$31,219

See Note 8 for additional disclosure related to comprehensive income.

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS

As of December 31,	2012	2011
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,805	$2,812
Receivables - customers, net	23,867	24,668
Receivables - affiliates	5,027	6,998
Other receivables, net	673	786
Money pool notes receivable	31,645	50,477
Materials, supplies and fuel	20,633	22,074
Deferred income tax assets, net, current	16,631	—
Regulatory assets, current	4,998	6,605
Other current assets	5,781	4,255
Total current assets	113,060	118,675

Investments	4,359	4,592

Property, plant and equipment	1,024,768	995,772
Less accumulated depreciation and amortization	(322,830)	(313,581)
Total property, plant and equipment, net	701,938	682,191

Other assets:
Regulatory assets, non-current	48,244	45,160
Other, non-current assets	5,322	3,812
Total other assets	53,566	48,972
TOTAL ASSETS	$872,923	$854,430

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$37
Accounts payable	14,318	12,560
Accounts payable - affiliates	21,896	18,598
Accrued liabilities	15,477	16,448
Regulatory liabilities, current	37	853
Deferred income tax liabilities, net, current	—	848
Total current liabilities	51,728	49,344

Long-term debt, net of current maturities	269,944	276,390

Deferred credits and other liabilities:
Deferred income tax liabilities, net, non-current	158,918	113,320
Regulatory liabilities, non-current	43,849	39,621
Benefit plan liabilities	25,888	31,097
Other, non-current liabilities	3,138	8,172
Total deferred credits and other liabilities	231,793	192,210

Commitments and contingencies (Notes 5, 9, 10 and 12)

Stockholder's equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	257,887	274,785
Accumulated other comprehensive loss	(1,420)	(1,290)
Total stockholder's equity	319,458	336,486
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$872,923	$854,430

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF CASH FLOWS

Years ended December 31,	2012	2011	2010
	(in thousands)
Operating activities:
Net income	$27,086	$27,097	$31,268
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	27,621	27,217	22,030
Deferred income taxes	24,628	(2,931)	25,626
AFUDC - equity	(325)	(705)	(2,748)
Gain on sale of operating assets	—	(768)	(6,238)
Employee benefits	3,828	2,406	4,030
Other adjustments	1,187	617	(4,335)
Change in operating assets and liabilities -
Accounts receivable and other current assets	2,125	3,378	(14,541)
Accounts payable and other current liabilities	(903)	989	(5,525)
Regulatory assets	(443)	(1,211)	3,883
Regulatory liabilities	(153)	(1,964)	3,562
Contributions to defined benefit pension plan	(6,835)	—	(8,798)
Other operating activities	(5,238)	(2,691)	2,389
Net cash provided by (used in) operating activities	72,578	51,434	50,603

Investing activities:
Property, plant and equipment additions	(40,415)	(40,910)	(78,602)
Proceeds from sale of operating assets	—	1,135	62,000
Notes receivable from affiliate companies, net	(25,152)	(10,615)	17,875
Other investing activities	469	(197)	2,202
Net cash provided by (used in) investing activities	(65,098)	(50,587)	3,475

Financing activities:
Long-term debt - repayments	(6,487)	(80)	(52,566)
Other financing activities	—	—	(1,176)
Net cash provided by (used in) financing activities	(6,487)	(80)	(53,742)

Net change in cash and cash equivalents	993	767	336

Cash and cash equivalents:
Beginning of year	2,812	2,045	1,709
End of year	$3,805	$2,812	$2,045

See Note 11 for Supplemental Cash Flows information.

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

	2012	2011	2010
	(in thousands)
Common stock shares:
Balance beginning of year	23,416	23,416	23,416
Issuance of common stock	—	—	—
Balance end of year	23,416	23,416	23,416

Common stock amounts:
Balance beginning of year	$23,416	$23,416	$23,416
Issuance of common stock	—	—	—
Balance end of year	$23,416	$23,416	$23,416

Additional paid-in capital:
Balance beginning of year	$39,575	$39,575	$39,575
Issuance of common stock	—	—	—
Balance end of year	$39,575	$39,575	$39,575

Retained earnings:
Balance beginning of year	$274,785	$247,688	$216,420
Net income	27,086	27,097	31,268
Non-cash dividend to Parent company	(43,984)	—	—
Balance end of year	$257,887	$274,785	$247,688

Accumulated other comprehensive loss:
Balance beginning of year	$(1,290)	$(1,262)	$(1,213)
Other comprehensive (loss) income, net of tax	(130)	(28)	(49)
Balance end of year	$(1,420)	$(1,290)	$(1,262)

Total stockholder's equity	$319,458	$336,486	$309,417

The accompanying notes to financial statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

(1)    BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc. (the Company, "we," "us" or "our") is an electric utility serving customers in South Dakota, Wyoming and Montana. We are a wholly-owned subsidiary of BHC or the Parent, a public registrant listed on the New York Stock Exchange.

Basis of Presentation

The financial statements include the accounts of Black Hills Power, Inc. and also our ownership interests in the assets, liabilities and expenses of our jointly owned facilities (Note 4) and are prepared in accordance with GAAP.

Use of Estimates and Basis of Presentation

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

We had the following regulatory assets and liabilities as follows as of December 31 (in thousands):

	Maximum Recovery Period (in years)	2012	2011
Regulatory assets:
Unamortized loss on reacquired debt(a)	14	$2,501	$2,765
AFUDC(b)	45	8,460	8,552
Employee benefit plans(c)	13	27,001	27,602
Deferred energy costs(a)	1	6,892	6,605
Flow through accounting(a)	35	8,019	5,789
Other(a)	2	369	452
Total regulatory assets		$53,242	$51,765

Regulatory liabilities:
Cost of removal for utility plant(a)	53	$26,630	$23,347
Employee benefit plans(d)	13	15,689	15,282
Other(e)	13	1,567	1,845
Total regulatory liabilities		$43,886	$40,474
____________________
(a)     Recovery of costs but not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.
(c) In addition to recovery of costs, we are allowed a return on approximately $23.5 million.

(d)	Approximately $13.2 million is included in our rate base calculation as a reduction to rate base.

(e)	Approximately $0.8 million is included in our rate base calculation as a reduction to rate base.

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

Deferred Energy Costs - Deferred energy and fuel cost adjustments represent the cost of electricity delivered to our utility customers that are either higher or lower than the current rates and will be recovered or refunded in future rates. Deferred energy and fuel cost adjustments are recorded and recovered or amortized as approved by the appropriate state commission.

Flow-Through Accounting - Under flow-through accounting, the income tax effects of certain tax items are reflected in our cost of service for the customer in the year in which the tax benefits are realized and result in lower utility rates. This regulatory treatment was applied to the tax benefit generated by repair costs that were previously capitalized for tax purposes in a rate case settlement that was reached in 2010. In this instance, the agreed upon rate increase was less than it would have been absent the flow-through treatment. A regulatory asset established to reflect the future increases in income taxes payable will be recovered from customers as the temporary differences reverse.

Regulatory liabilities represent items we expect to refund to customers through probable future decreases in rates.

Cost of Removal for Utility Plant - Cost of removal for utility plant represents the estimated cumulative net provisions for future removal costs included in depreciation expense for which there is no legal obligation for removal.

Employee Benefit Plans - Employee benefit plans represent the cumulative excess of pension and retiree healthcare costs recovered in rates over pension expense recorded in accordance with accounting standards for compensation - retirement benefits. In addition, this regulatory liability includes the income tax effect of the adjustment required under accounting for compensation - defined benefit plans, to record the full pension and post-retirement benefit obligations. Such income tax effect has been grossed-up to account for the revenue requirement aspect of a rate regulated environment.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of sales to residential, commercial, industrial, municipal and other customers all of which do not bear interest. These accounts receivable are stated at billed and unbilled amounts net of write-offs or payment received.

We maintain an allowance for doubtful accounts which reflects our best estimate of uncollectible trade receivables. We regularly review our trade receivable allowances by considering such factors as historical experience, credit worthiness, the age of the receivable balances and current economic conditions that may affect collectibility. The allowance is calculated by applying estimated write-off factors to various classes of outstanding receivables, including unbilled revenue. The write-off factors used to estimate uncollectible accounts are based upon consideration of both historical collections experience and management's best estimate of future collection success given the existing collections environment.

Following is a summary of accounts receivable at December 31 (in thousands):

	2012	2011
Accounts receivable trade	$14,965	$16,447
Unbilled revenues	9,004	8,364
Total accounts receivable - customers	23,969	24,811
Allowance for doubtful accounts	(102)	(143)
Net accounts receivable	$23,867	$24,668

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement with a fixed or determinable price, delivery has occurred or services have been rendered, and collectibility is reasonably assured. Taxes collected from our customers are recorded on a net basis (excluded from Revenue).

Utility revenues are based on authorized rates approved by the state regulatory agencies and the FERC. Revenues related to the sale, transmission and distribution of energy, and delivery of service are generally recorded when service is rendered or energy is delivered to customers. To the extent that deliveries have occurred but a bill has not been issued, we accrue an estimate of the revenue since the latest billing. This estimate is calculated based upon several factors including billings through the last billing cycle in a month, and prices in effect in our jurisdictions. Each month the estimated unbilled revenue amounts are trued-up and recorded in Receivables- customers, net on the accompanying Balance Sheets.

Materials, Supplies and Fuel

Materials, supplies and fuel used for construction, operation and maintenance purposes are generally stated on a weighted-average cost basis.

Deferred Financing Costs

Deferred financing costs are amortized using the effective interest method over the term of the related debt.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost when placed in service. Included in the cost of regulated construction projects is AFUDC, which represents the approximate composite cost of borrowed funds and a return on equity used to finance a regulated utility project. The cost of regulated electric property, plant and equipment retired, or otherwise disposed of in the ordinary course of business, less salvage, is charged to accumulated depreciation. Removal costs associated with non-legal obligations are reclassified from accumulated depreciation and reflected as regulatory liabilities. Ordinary repairs and maintenance of property, except as allowed under rate regulations, are charged to operations as incurred.

Depreciation provisions for regulated electric property, plant and equipment are computed on a straight-line basis using an annual composite rate of 2.2% in 2012, 2.2% in 2011 and 2.2% in 2010.

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

Income Taxes

We file a federal income tax return with other members of the Parent's consolidated group. For financial statement purposes, federal income taxes are allocated to the individual companies based on amounts calculated on a separate return basis.

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

It is the Parent's policy to apply the flow-through method of accounting for investment tax credits. Under the flow-through method, investment tax credits are reflected in net income as a reduction to income tax expense in the year they qualify. Another acceptable accounting method and an exception to this general policy is to apply the deferral method whereby the credit is amortized as a reduction of income tax expense over the useful lives of the related property which gave rise to the credits.

We recognize interest income or interest expense and penalties related to income tax matters in Income tax (expense) benefit on the Statements of Income. We account for uncertainty in income taxes recognized in the financial statements in accordance with accounting standards for income taxes. The unrecognized tax benefit is classified in Other - non-current liabilities on the accompanying Balance Sheets. See Note 7 for additional information.

(2)    RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Other Comprehensive Income: Presentation of Comprehensive Income, ASU 2011-05 and Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 and ASU 2011-12

FASB issued an accounting standards update amending ASC 220 to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB issued ASU 2011-12. ASU 2011-12 indefinitely deferred the provisions of ASU 2011-05 requiring the presentation of reclassification adjustments for items reclassified from other comprehensive income to net income be presented on the face of the financial statements. Ultimately FASB chose not to reinstate the reclassification adjustment requirements in ASU 2011-05 but instead issued ASU 2013-02 in February 2013.

We have elected to early adopt the provisions of ASU 2011-05 as amended by ASU 2011-12. The adoption changed the presentation of certain financial statements and provided additional details in notes to the financial statements, but did not have any other impact on our financial statements. See the accompanying Comprehensive Income Statement and additional disclosures in Note 8.

Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements, ASU 2011-04

In May 2011, FASB issued an accounting standards update amending ASC 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements between GAAP and IFRS. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements - quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a non-financial asset that is different from the asset’s highest and best use - the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required - the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. The amendment required additional details in notes to financial statements, but did not have any other impact on our financial statements. The additional disclosures are included in Note 9.

Recently Issued Accounting Pronouncements and Legislation

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ASU 2013-02

In February 2013, the FASB issued new disclosure requirements for items reclassified out of AOCI to expand the disclosure requirements in ASC 220, Comprehensive Income, for presentation of changes in AOCI. ASU 2013-02 requires disclosure of (1) changes in components of other comprehensive income, (2) for items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line item and (3) cross references to other disclosures that provide additional detail for components of other comprehensive income that are not reclassified in their entirety to net income. Disclosures are required either on the face of the statements of income or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are effective for interim and annual periods beginning after Dec. 15, 2012. The adoption of this standard will not have an impact on our financial position, results of operations or cash flows.

(3)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (dollars in thousands):

		2012		2011
		Weighted		Weighted
		Average		Average	Lives (in years)
	2012	Useful Life (in years)	2011	Useful Life (in years)	Minimum	Maximum
Electric plant:
Production	$510,674	51	$504,088	51	45	65
Transmission	115,092	46	115,063	47	40	60
Distribution	304,113	38	289,833	39	16	45
Plant acquisition adjustment (a)	4,870	32	4,870	32	32	32
General	71,802	22	72,045	21	8	45
Construction work in progress	18,217		9,873
Total electric plant	1,024,768		995,772
Less accumulated depreciation and amortization	(322,830)		(313,581)
Electric plant net of accumulated depreciation and amortization	$701,938		$682,191
__________________

(a)	The plant acquisition adjustment is included in rate base and is being recovered with 18 years remaining.

(4)    JOINTLY OWNED FACILITIES

We use the proportionate consolidation method to account for our percentage interest in the assets, liabilities and expenses of the following facilities:

•
We own a 20% interest in the Wyodak Plant (the "Plant"), a coal-fired electric generating station located in Campbell County, Wyoming. PacifiCorp owns the remaining ownership percentage and is the operator of the Plant. We receive our proportionate share of the Plant's capacity and are committed to pay our share of its additions, replacements and operating and maintenance expenses.

•
We own a 35% interest in, and are the operator of, the Converter Station Site and South Rapid City Interconnection (the transmission tie), an AC-DC-AC transmission tie. Basin Electric owns the remaining ownership percentage. The transmission tie provides an interconnection between the Western and Eastern transmission grids, which provides us with access to both the WECC region and the MAPP region. The total transfer capacity of the transmission tie is 400 MW - 200 MW West to East and 200 MW from East to West. We are committed to pay our proportionate share of the additions, replacements and operating and maintenance expenses.

•
We own a 52% interest in the Wygen III power plant. MDU and the City of Gillette each owns an undivided ownership interest in Wygen III and are obligated to make payments for costs associated with administrative services and a proportionate share of the costs of operating the plant for the life of the facility. We retain responsibility for plant operations.

The investments in our jointly owned plants and accumulated depreciation are included in the corresponding captions in the accompanying Balance Sheets. Our share of direct expenses of the Plant is included in the corresponding categories of operating expenses in the accompanying Statements of Income. Each of the respective owners is responsible for providing its own financing.

As of December 31, 2012, our interests in jointly-owned generating facilities and transmission systems included on our Balance Sheets were as follows (in thousands):

Interest in jointly-owned facilities	Plant in Service	Construction Work in Progress	Accumulated Depreciation
Wyodak Plant	$109,465	$451	$47,776
Transmission Tie	$19,648	$—	$4,414
Wygen III	$130,267	$565	$8,376

(5)    LONG-TERM DEBT

Long-term debt outstanding at December 31 was as follows (in thousands):

	Maturity Date	Interest Rate	2012	2011
First Mortgage Bonds due 2032	August 15, 2032	7.23%	$75,000	$75,000
First Mortgage Bonds due 2039	November 1, 2039	6.125%	180,000	180,000
Unamortized discount, First Mortgage Bonds due 2039			(111)	(115)
Pollution control revenue bonds due 2014(a)	October 1, 2014	4.80%	—	6,450
Pollution control revenue bonds due 2024	October 1, 2024	5.35%	12,200	12,200
Series 94A Debt(b)	June 1, 2024	1.35%	2,855	2,855
Other	May 25, 2012	13.66%	—	37
Total long-term debt			269,944	276,427
Less current maturities			—	(37)
Net long-term debt			$269,944	$276,390
___________________

(a)	On May 15, 2012 we repaid in full $6.5 million principal and interest on the Pollution Control Revenue Bonds originally due to mature on October 1, 2014.

(b)	Variable interest rate of 1.35% at December 31, 2012.

Net deferred financing costs of approximately $2.9 million and $3.1 million were recorded on the accompanying Balance Sheets in Other, non-current assets at December 31, 2012 and 2011, respectively, and are being amortized over the term of the debt. Amortization of deferred financing costs of approximately $0.2 million, $0.5 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, are included in Interest expense on the accompanying Statements of Income.

Substantially all of our property is subject to the lien of the indenture securing our first mortgage bonds. First mortgage bonds may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures. We were in compliance with our debt covenants at December 31, 2012.

Long-term Debt Maturities

Scheduled maturities of our outstanding long-term debt (excluding unamortized discounts) are as follows (in thousands):

2013	$—
2014	$—
2015	$—
2016	$—
2017	$—
Thereafter	$270,055

(6)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at December 31 were as follows (in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents (a)	$3,805	$3,805	$2,812	$2,812
Long-term debt, including current maturities (b)	$269,944	$359,567	$276,427	$362,055
_______________

(a)
Fair value approximates carrying value due to either short-term length of maturity or variable interest rates that approximate prevailing market rates and therefore is classified in Level 1 in the fair value hierarchy.

(b)	Long-term debt is valued using the market approach based on observable inputs of quoted market prices and yields available for debt instruments either directly or indirectly for similar maturities and debt ratings in active markets and therefore is classified in Level 2 in the fair value hierarchy. The carrying amount of our variable rate debt approximates fair value due to the variable interest rates with short reset periods. For additional information on our long-term debt, see Note 5 to the Financial Statements.

The following methods and assumptions were used to estimate the fair value of each class of our financial instruments.

Cash and Cash Equivalents

Included in cash and cash equivalents is cash and overnight repurchase agreement accounts. As part of our cash management process, excess operating cash is invested in overnight repurchase agreements with our bank. Repurchase agreements are not deposits and are not insured by the U.S. Government, the FDIC or any other government agency and involve investment risk including possible loss of principal. We believe however, that the market risk arising from holding these financial instruments is minimal.

(7)    INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended December 31 was (in thousands):

	2012	2011	2010
Current	$(10,319)	$14,921	$(14,885)
Deferred	24,628	(2,931)	25,626
Total income tax expense	$14,309	$11,990	$10,741

The temporary differences which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Employee benefits	$5,094	$5,008
Net operating loss	10,441	28,072
Regulatory liabilities	13,433	14,644
Other	2,381	3,049
Valuation allowance	—	—
Total deferred tax assets	31,349	50,773

Deferred tax liabilities:
Accelerated depreciation and other plant related differences	(154,989)	(148,254)
AFUDC	(5,499)	(5,559)
Regulatory assets	(5,767)	(5,019)
Employee benefits	(3,610)	(2,356)
Other	(3,771)	(3,753)
Total deferred tax liabilities	(173,636)	(164,941)

Net deferred tax assets (liabilities)	$(142,287)	$(114,168)

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Amortization of excess deferred and investment tax credits	(0.3)	(0.4)	(0.6)
Equity AFUDC	(0.1)	(0.6)	(2.0)
Flow through adjustments *	(3.5)	(3.4)	(7.4)
Prior year deferred adjustment	3.6	—	—
Other	(0.1)	0.1	0.6
	34.6%	30.7%	25.6%
_________________________

*
The flow-through adjustments relate primarily to an accounting method change for tax purposes that was filed with the 2008 tax return and for which consent was received from the IRS in September 2009. The effect of the change allows us to take a current tax deduction for repair costs that were previously capitalized for tax purposes. These costs will continue to be capitalized for book purposes. We recorded a deferred income tax liability in recognition of the temporary difference created between book and tax treatment and we flowed the tax benefit through to our customers in the form of lower rates as a result of a rate case settlement that occurred during 2010. A regulatory asset was established to reflect the recovery of future increases in taxes payable from customers as the temporary differences reverse. Due to this regulatory treatment, we recorded an income tax benefit in 2010 that was attributable to the 2008 through 2010 tax years. We continue to record a tax benefit consistent with the flow through method in accordance with such regulatory treatment.

The following table reconciles the total amounts of unrecognized tax benefits at the beginning and end of the period (in thousands):

	2012	2011
Unrecognized tax benefits at January 1	$3,595	$3,094
Additions for prior year tax positions	—	795
Reductions for prior year tax positions	(1,586)	(294)
Additions for current year tax positions	69	—
Unrecognized tax benefits at December 31	$2,078	$3,595

The reductions for prior year tax positions relate to the reversal attributable to otherwise allowed tax depreciation. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.7 million. The unrecognized tax benefit is classified in Other, non-current liabilities on the accompanying Balance Sheets.

During the year ended December 31, 2012 and 2011, the interest expense recognized related to income tax matters was not material to our financial results.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of any audits or the expiration of statutes of limitations prior to December 31, 2013.

At December 31, 2012, we have federal NOL carry forward of $30.5 million, expiring in 2031. Ultimate usage of this NOL depends upon our ability to generate future taxable income, which is expected to occur within the prescribed carryforward period.

(8)    ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances by classification included within Accumulated other comprehensive loss on the accompanying Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges	Employee Benefit Plans	Total
As of December 31, 2011	$(801)	$(489)	$(1,290)
Other comprehensive income (loss)	41	(171)	(130)
As of December 31, 2012	$(760)	$(660)	$(1,420)

As of December 31, 2010	$(843)	$(419)	$(1,262)
Other comprehensive income (loss)	42	(70)	(28)
As of December 31, 2011	$(801)	$(489)	$(1,290)

Derivatives designated as cash flow hedges relate to a treasury lock entered into in August 2002 to hedge a portion of the $75.0 million First Mortgage Bonds due on August 15, 2032. The treasury lock cash settled on August 8, 2002, the bond pricing date, and resulted in a $1.8 million loss. The treasury lock is treated as a cash flow hedge and the resulting loss is carried in Accumulated Other Comprehensive Loss and is being amortized over the life of the related bonds.

(9)    EMPLOYEE BENEFIT PLANS

Funded Status of Benefit Plans

The funded status of the postretirement benefit plan is required to be recognized in the statement of financial position. The funded status for the pension plan is measured as the difference between the projected benefit obligation and the fair value of plan assets. The funded status for all other benefit plans is measured as the difference between the accumulated benefit obligation and the fair value of plan assets. A liability is recorded for an amount by which the benefit obligation exceeds the fair value of plan assets or an asset is recorded for any amount by which the fair value of plan assets exceeds the benefit obligation. The measurement date of the plans is December 31, our year-end balance sheet date. As of December 31, 2012, the funded status of our Defined Benefit Pension Plan was $(16.4) million, the funded status of our Supplemental Non-qualified Defined Benefit Plans was $(3.4) million and the funded status of our Non-pension Defined Benefit Postretirement Healthcare Plans was $(6.8) million.

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

The Pension Plan has been frozen to new employees and certain employees who did not meet age and service based criteria at the time the Plan was frozen. Plan benefits are based on years of service and calculations of average earnings during a specific time period prior to retirement.

On October 29, 2012, the Board of Directors approved a new Investment Policy. The objective of the Investment Policy is to manage assets in such a way that will allow the eventual settlement of our obligations to the Plans’ beneficiaries. To meet this objective, our pension plan assets are managed by an outside adviser using a structured portfolio strategy that will provide liquidity to meet the Plans’ benefit payment obligations and an asset allocation that will comprise a mix of return-seeking and liability-hedging assets. Our Pension Plan funding policy is in accordance with the federal government’s funding requirements. The Pension Plan's assets are held in trust and consist primarily of equity and fixed income investments. The expected long-term rate of return for investments was 7.25% and 8.75% for the 2012 and 2011 plan years, respectively.

Pension Plan Assets

The percentages of total plan asset fair value by investment category of our Pension Plan assets at December 31 were as follows:

	2012	2011
Equity securities	51%	69%
Fixed income funds	48%	28%
Cash and cash equivalents	1%	3%
Total	100%	100%

Supplemental Non-qualified Defined Benefit Retirement Plans

We have various supplemental retirement plans ("Supplemental Plans") for key executives. The Supplemental Plans are non-qualified defined benefit plans. The Supplemental Plans are subject to various vesting schedules.

Supplemental Plan Assets

We do not fund our Supplemental Plans. We fund on a cash basis as benefits are paid.

Non-pension Defined Benefit Postretirement Healthcare Plan

Employees who are participants in our Non-Pension Postretirement Healthcare Plan ("Healthcare Plan") and who retire on or after attaining minimum age and years of service requirements are entitled to postretirement healthcare benefits. These benefits are subject to premiums, deductibles, co-payment provisions and other limitations. We may amend or change the Healthcare Plan periodically. We are not pre-funding our retiree medical plan. We have determined that the Healthcare Plan's post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy.

Plan Assets

We do not fund our Healthcare Plans. We fund on a cash basis as benefits are paid.

Plan Contributions and Estimated Cash Flows

Contributions made to the Pension Plans are cash contributions made directly to the Pension Plan Trust accounts. Healthcare and Supplemental Plan contributions are made in the form of benefit payments. Contributions for the years ended December 31 were as follows (in thousands):

	2012	2011
Defined Benefit Plans
Defined Benefit Pension Plan	$6,835	$—
Non-pension Defined Benefit Postretirement Healthcare Plan	$835	$428
Supplemental Non-qualified Defined Benefit Plan	$256	$130

Defined Contribution Plans
Company Retirement Contribution	$404	$371
Matching Contributions	$1,328	$1,296

We expect to make a contribution of $1.6 million to our employee defined benefit pension plan in 2013.

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

Defined Benefit Pension Plan	2012
	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$535	$—	$—	$535
Common collective trust - equity	—	27,267	—	27,267
Common collective trust - fixed income	—	21,127	—	21,127
Insurance contracts	—	—	—	—
Structured products	—	4,536	—	4,536
Total investments measured at fair value	$535	$52,930	$—	$53,465

Defined Benefit Pension Plan	2011
	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$40	$—	$—	$40
Registered investment companies - equity	12,743	—	—	12,743
Registered investment companies - fixed income	12,603	—	—	12,603
Common collective trust - equity	—	16,143	—	16,143
Insurance contracts	—	1,288	—	1,288
Structured products	—	2,200	—	2,200
Total investments measured at fair value	$25,386	$19,631	$—	$45,017

Registered Investment Companies: Investments are valued at the closing price reported on the active market on which the individual securities are traded.

Common Collective Trust: The Pension Plan owns units of the Common Collective Trust funds that they are utilizing in their portfolio. The value of each unit of any fund as of any valuation date shall be determined by calculating the total value of such fund's assets as of the close of business on such valuation date, deducting its total liabilities as of such time and date, and then dividing the so-determined net asset value of such fund by the total number of units of such fund outstanding on the date of valuation.
Insurance Contract: These investments are valued on a cash basis on any given valuation date which approximates fair value.
Structured Products: Investments are created through the process of financial engineering (that is, by combining underlying securities like equity, bonds, or indices with derivatives). The value of derivative securities, such as options, forwards and swaps is determined by (respectively, derives from) the prices of the underlying securities.

Plan Reconciliations

The following tables provide a reconciliation of the Employee Benefit Plan's obligations and fair value of assets, components of the net periodic expense and elements of regulatory assets and liabilities and AOCI (in thousands):

Benefit Obligations

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$65,557	$57,753	$2,292	$2,152	$8,207	$7,517
Service cost	765	798	—	—	214	210
Interest cost	2,969	3,092	104	114	343	365
Actuarial loss (gain)	4,510	852	1,287	(30)	(1,748)	(308)
Amendments	—	—	—	—	—	—
Change in participant assumptions	—	—	—	—	—	171
Discount rate change	—	6,668	—	186	—	433
Benefits paid	(2,850)	(2,899)	(256)	(130)	(835)	(707)
Asset transfer (to) from affiliate	(1,131)	(707)	—	—	26	(40)
Plan curtailment reduction	—	—	—	—	—	—
Medicare Part D adjustment	—	—	—	—	71	67
Plan participants' contributions	—	—	—	—	488	499

Projected benefit obligation at end of year	$69,820	$65,557	$3,427	$2,292	$6,766	$8,207

A reconciliation of the fair value of Plan assets (as of the December 31 measurement date) is as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2012	2011	2012	2011	2012	2011
Beginning market value of plan assets	$45,017	$48,228	$—	$—	$—	$—
Investment income	5,240	66	—	—	—	—
Benefits paid	(2,850)	(2,899)	—	—	—	—
Employer contributions	6,835	—	—	—	—	—
Asset transfer to affiliate	(777)	(378)	—	—	—	—
Ending market value of plan assets	$53,465	$45,017	$—	$—	$—	$—

Amounts recognized in the Balance Sheets at December 31 consist of (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Plan
	2012	2011	2012	2011	2012	2011
Regulatory asset (liability)	$26,683	$27,284	$—	$—	$(2,174)	$(590)
Current (liability)	$—	$—	$(216)	$(154)	$(438)	$(658)
Non-current (liability)	$(16,356)	$(20,540)	$(3,211)	$(3,060)	$(6,321)	$(7,497)

Accumulated Benefit Obligation (dollars in thousands)

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2012	2011	2012	2011	2012	2011
Accumulated benefit obligation	$63,417	$59,823	$3,427	$2,292	$6,766	$8,207

Components of Net Periodic Expense (dollars in thousands)

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Retirement Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$765	$798	$1,214	$—	$—	$—	$214	$210	$340
Interest cost	2,969	3,092	3,280	104	114	100	343	365	547
Expected return on assets	(3,139)	(3,619)	(3,008)	—	—	—	—	—	—
Amortization of prior service cost (credits)	57	62	62	—	—	—	(278)	(314)	(141)
Amortization of transition obligation	—	—	—	—	—	—	—	—	171
Recognized net actuarial loss (gain)	2,599	1,486	1,378	55	48	30	139	163	—
Curtailment expense	—	—	57	—	—	—	—	—	—
Net periodic expense	$3,251	$1,819	$2,983	$159	$162	$130	$418	$424	$917

Accumulated Other Comprehensive Income (Loss)

Amounts included in AOCI, after-tax, that have not yet been recognized as components of net periodic benefit cost at December 31 were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2012	2011	2012	2011	2012	2011
Net loss	$—	$—	$(660)	$(489)	$—	$—
Prior service cost	—	—	—	—	—	—

Total accumulated other comprehensive income (loss)	$—	$—	$(660)	$(489)	$—	$—

The amounts in AOCI, regulatory assets or regulatory liabilities, after-tax, expected to be recognized as a component of net periodic benefit cost during calendar year 2013 were as follows (in thousands):

	Defined Benefits Pension Plan	Supplemental Non-qualified Defined Benefit Retirement Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
Net loss	$1,696	$43	$6
Prior service cost	27	—	(181)

Total net periodic benefit cost expected to be recognized during calendar year 2013	$1,723	$43	$(175)

Assumptions

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Retirement Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.35%	4.65%	5.50%	4.25%	4.70%	5.50%	3.65%	4.35%	5.00%
Rate of increase in compensation levels	3.91%	3.67%	3.70%	N/A	N/A	5.00%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for plan year:
Discount rate	4.65%	5.50%	6.05%	4.70%	5.00%	6.10%	4.35%	5.00%	5.90%
Expected long-term rate of return on assets*	7.25%	7.75%	8.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	3.67%	3.70%	4.25%	N/A	N/A	5.00%	N/A	N/A	N/A
_____________________________

*	The expected rate of return on plan assets is 7.25% for the calculation of the 2013 net periodic pension cost.

The healthcare benefit obligation was determined at December 31 as follows:

	2012	2011
Healthcare trend rate pre-65
Trend for next year	7.75%	9.01%
Ultimate trend rate	4.50%	4.50%
Year Ultimate Trend Reached	2027	2027

Healthcare trend rate post-65
Trend for next year	6.50%	9.01%
Ultimate trend rate	4.50%	4.50%
Year Ultimate Trend Reached	2026	2027

We do not pre-fund our post-retirement benefit plan. The table below shows the estimated impacts of an increase or decrease to our healthcare trend rate for our Retiree Health Care Plan (dollars in thousands):

Change in Assumed Trend Rate	Service and Interest Costs	Accumulated Periodic Postretirement Benefit Obligation
1% increase	$11	$278
1% decrease	$(10)	$(250)

The following benefit payments, which reflect future service, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Retirement Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
2013	$3,150	$216	$438
2014	$3,227	$215	$489
2015	$3,325	$212	$455
2016	$3,417	$181	$469
2017	$3,516	$212	$498
2018-2021	$20,144	$1,187	$2,728

Defined Contribution Plan

The Parent sponsors a 401(k) retirement savings plan in which our employees may participate. Participants may elect to invest up to 50% of their eligible compensation on a pre-tax or after-tax basis, up to a maximum amount established by the Internal Revenue Service. The plan provides for company matching contributions and company retirement contributions. Employer contributions vest at 20% per year and are fully vested when the participant has 5 years of service.

(10)    RELATED-PARTY TRANSACTIONS

Non-Cash Dividend to Parent

We have recorded a non-cash dividend to our Parent for $44.0 million in 2012 and decreased the utility money pool note receivable, net for the amount of $44.0 million.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. These balances as of December 31 were as follows (in thousands):

	2012	2011
Receivable - affiliates	$5,027	$6,998
Accounts payable - affiliates	$21,896	$18,598

Money Pool Notes Receivable and Notes Payable

We have a Utility Money Pool Agreement (the Agreement) with the Parent. Under the agreement, we may borrow from the Parent. The Agreement restricts us from loaning funds to the Parent or to any of the Parent's non-utility subsidiaries; the Agreement does not restrict us from making dividends to the Parent. Borrowings under the agreement bear interest at the daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one month LIBOR rate plus 1%.

Advances under this notes receivable bear interest at 1.50% above the daily LIBOR rate (1.71% at December 31, 2012). We had the following balances with the Utility Money Pool as of and for the years ended December 31 (in thousands):

Utility Money Pool	2012	2011	2010
Notes receivable (payable), net	$31,645	$50,477	$39,862

Net interest income (expense)	$617	$1,414	$467

Other Balances and Transactions

We have the following Power Purchase and Transmission Services Agreements with affiliated entities:

•
Cheyenne Light entered into a PPA with Happy Jack. Under a separate inter-company agreement expiring on September 3, 2028, Cheyenne Light has agreed to sell up to 15 MW of the facility output from Happy Jack to us.

•	Cheyenne Light entered into a PPA with Silver Sage. Under a separate inter-company agreement expiring on September 30, 2029, Cheyenne Light has agreed to sell 20 MW of energy from Silver Sage to us.

•	A Generation Dispatch Agreement with Cheyenne Light that requires us to purchase all of Cheyenne Light's excess energy.

We had the following related party transactions for the years ended December 31 included in the corresponding captions in the accompanying Statements of Income:

	2012	2011	2010
	(in thousands)
Revenues:
Energy sold to Cheyenne Light	$2,372	$957	$1,200
Rent from electric properties	$2,661	$7,523	$7,884

Purchases:
Purchase of coal from WRDC	$20,690	$21,319	$13,569
Purchase of excess energy from Cheyenne Light	$3,139	$4,127	$4,126
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$1,988	$1,955	$2,815
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$3,269	$3,281	$1,723
Purchase of natural gas - other	$7	$647	$1,652
Corporate support services from Parent, Black Hills Service Company and Black Hills Utility Holdings	$24,163	$18,567	$17,145

(11)    SUPPLEMENTAL CASH FLOW INFORMATION

Years ended December 31,	2012	2011	2010
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment financed with accrued liabilities	$3,969	$1,882	$7,188
Non-cash decrease to money pool note receivable, net	$(43,984)	$—	$—
Non-cash dividend to Parent company	$43,984	$—	$—

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(17,099)	$(16,294)	$(19,554)
Income taxes	$7,176	$(15,347)	$15,805

(12)    COMMITMENTS AND CONTINGENCIES

Partial Sale of Wygen III

On July 14, 2010, we sold a 23% ownership interest in Wygen III to the City of Gillette for $62.0 million. The purchase terminated the then current PPA with the City of Gillette, and the Wygen III Participation Agreement has been amended to include the City of Gillette. The Participation Agreement provides that the City of Gillette will pay us for administrative services and share in the costs of operating the plant for the life of the facility. The amount of net fixed assets sold totaled $55.8 million. We recognized a gain on the sale of $6.2 million.

Power Purchase and Transmission Services Agreements

We have the following power purchase and transmission agreements, not including related party agreements, as of December 31, 2012 (see Note 10 for information on related party agreements):

•
A PPA with PacifiCorp expiring on December 31, 2023, which provides for the purchase by us of 50 MW of electric capacity and energy. The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp's coal-fired electric generating plants;

•	A firm point-to-point transmission access agreement to deliver up to 50 MW of power on PacifiCorp's transmission system to wholesale customers in the western region through December 31, 2023; and

•	An agreement with Thunder Creek for gas transport capacity, expiring in October 31, 2019.

Costs incurred under these agreements were as follows for the years ended December 31 (in thousands):

Contract	Contract Type	2012	2011	2010
PacifiCorp	Electric capacity and energy	$13,224	$12,515	$12,936
PacifiCorp	Transmission access	$1,215	$1,215	$1,215
Thunder Creek	Gas transport capacity	$633	$633	$633

Future Contractual Obligations

The following is a schedule of future minimum payments required under the power purchase, transmission services, facility and vehicle leases, and gas supply agreements (in thousands):

2013	$11,909
2014	$11,904
2015	$11,903
2016	$11,899
2017	$11,895
Thereafter	$30,884

Long-Term Power Sales Agreements

We have the following power sales agreements as of December 31, 2012:

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

•
An agreement under which we supply energy and capacity to MEAN expiring on May 31, 2023. This contract is unit-contingent based on up to 10 MW from our Neil Simpson II and up to 10 MW from our Wygen III plants. The energy and capacity purchase requirements decrease over the term of the agreement; and

•	A PPA with MEAN, expiring on April 1, 2015. Under this contract, MEAN purchases 5 MW of unit-contingent energy and capacity from Neil Simpson II and 5 MW of unit-contingent capacity from Wygen III.

Oil Creek Fire
On June 29, 2012, a forest and grassland fire occurred in the western Black Hills. It is alleged the fire occurred when a high voltage electrical transmission line maintained by us fell to the ground, and that electrical arcing from the downed line ignited dry grass or brush. The fire burned approximately 60,000 acres of land owned by private landowners as well as the United States Bureau of Land Management and the State of Wyoming. We have received written claims from the State of Wyoming and a landowner seeking recovery of damages for alleged injury to timber, grass, fencing, fire suppression and rehabilitation costs. The total amount of damages currently claimed by the State of Wyoming and the landowners is approximately $8 million. We have been notified that additional private landowner claims are forthcoming. Our investigation into the cause and origin of the fire is still pending. Based upon information developed in our investigation to date, we expect to deny and will vigorously defend all claims arising out of the fire. Given the uncertainty of litigation, however, a loss relating to the fire and the litigation is reasonably possible. We cannot reasonably estimate the amount of a potential loss because our investigation is ongoing, and because we expect further claims to be presented by other parties. Although we cannot predict the outcome of our investigation or the viability of potential claims, based on information currently available, management believes that any such claims, if determined adversely to us, will not have a material effect on our financial statements.

Legal Proceedings

We are subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect our financial position, results of operations or cash flows.

In the normal course of business, we enter into agreements that include indemnification in favor of third parties, such as information technology agreements, purchase and sale agreements and lease contracts. We have also agreed to indemnify our directors, officers and employees in accordance with our articles of incorporation, as amended. Certain agreements do not contain any limits on our liability and therefore, it is not possible to estimate our potential liability under these indemnifications. In certain cases, we have recourse against third parties with respect to these indemnities. Further, we maintain insurance policies that may provide coverage against certain claims under these indemnities.

Environmental Matters

We are subject to costs resulting from a number of federal, state and local laws and regulations which affect future planning and existing operations. They can result in increased capital expenditures, operating and other costs as a result of compliance, remediation and monitoring obligations. Due to the environmental issues discussed below, we may be required to modify, curtail, replace or cease operating certain facilities or operations to comply with statutes, regulations and other requirements of regulatory bodies.

Air

Our generation facilities are subject to federal, state and local laws and regulations relating to the protection of air quality. These laws and regulations cover, among other pollutants, carbon monoxide, SO2, NOx, mercury particulate matter and GHG. Power generating facilities burning fossil fuels emit each of the foregoing pollutants and, therefore, are subject to substantial regulation and enforcement oversight by various governmental agencies.

Title IV of the Clean Air Act applies to several of our generation facilities, including the Neil Simpson II, Neil Simpson CT II, Lange CT, Wygen III and Wyodak plants. Title IV of the Clean Air Act created an SO2 allowance trading program as part of the federal acid rain program. Without purchasing additional allowances, we currently hold sufficient allowances to satisfy Title IV at all such plants through 2042.

The EPA issued the Industrial and Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants, with updates which impose emission limits, fuel requirements and monitoring requirements. The rule has a compliance deadline of March 21, 2014. In anticipation of this rule we suspended operations at the Osage plant on October 1, 2010 and as a result of this rule, we suspended operations at the Ben French facility on August 31, 2012 with plans to retire Osage, Ben French and Neil Simpson I on or before March 21, 2014. While the net book value of these plants is estimated to be insignificant at the time of retirement, we would reasonably expect any remaining value to be recovered through future rates.

Solid Waste Disposal

Various materials used at our facilities are subject to disposal regulations. Our Osage plant, at which operations have been suspended, has an on-site ash impoundment that is near capacity. An application to close the impoundment was approved by the State of Wyoming on April 13, 2012. Site closure work is underway with post closure monitoring to continue for 30 years.

(13)    QUARTERLY HISTORICAL DATA (Unaudited)

We operate on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Operating revenues	$62,270	$58,372	$61,134	$61,533
Operating income	$12,742	$13,859	$15,361	$15,619
Net income	$6,053	$6,727	$8,147	$6,159

2011
Operating revenues	$59,194	$56,098	$64,940	$65,399
Operating income	$11,917	$9,181	$19,175	$14,447
Net income	$5,881	$3,741	$10,510	$6,965

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2012. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except that we completed execution of our remediation plan to address a material weakness in internal controls surrounding accounting for income taxes, previously reported in our 2011 Annual Report on Form 10-K and 2012 Quarterly Reports on Form 10-Q.

In response to the identified material weakness, management conducted an investigation and review of the processes and controls surrounding the material weakness. Management, with oversight from our Audit Committee, developed a plan of remediation in the first quarter of 2012 that included changes to processes to prevent or detect similar future occurrences. As a result of this plan, the following control remediation steps were taken during 2012:

•
Increased tax department resources to ensure completion and documentation of a more thorough analysis that supports our calculation of the effective tax rate and valuation of deferred tax assets and liabilities.

•	Enhanced processes and controls related to income tax accounting and reporting.

•	Utilized a quarterly “Executive Tax Dashboard” to ensure a comprehensive assessment of each quarter's tax status.

•	Implemented formal periodic meetings among the Chief Financial Officer, Controller and the tax department to ensure adequate consideration of items that may impact income tax accounting.

Management's Report on Internal Control over Financial Reporting

Management of Black Hills Power is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because this requirement is inapplicable to companies such as ours which are known as non-accelerated filers.

Black Hills Power

ITEM 9B.    OTHER INFORMATION

None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services provided to us for the fiscal years ended December 31 by our independent registered public accounting firm, Deloitte & Touche LLP (in thousands):

Deloitte & Touche LLP	2012	2011
Audit Fees	$128	$336
Tax Fees	94	22
Audit-related fees	—	—
Total	$222	$358

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

The services performed by Deloitte & Touche LLP were pre-approved in accordance with the Black Hills Corporation Audit Committee's pre-approval policy whereby the Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accountants. The Audit Committee annually reviews the services expected to be provided by the independent auditors and establishes pre-approval fee levels for each category of services to be provided, including audit, audit-related, tax and other services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

	2.	Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in this Form 10-K.

3.    Exhibits

SCHEDULE II

BLACK HILLS POWER, INC. VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions charged to costs and expenses	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
2012	$143	$503	$(544)	$102
2011	$230	$551	$(638)	$143
2010	$259	$499	$(528)	$230

3.	Exhibits

Exhibit Number	Description
3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).

3.2*
Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant's Form 10-K for 2000).

3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated July 13, 1999).

4.1*
Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as Exhibit 4.19 to the Registrant's Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (No. 333-150669-01)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and The Bank of New York Mellon (as successor to J.P. Morgan Chase Bank), as Trustee (filed as Exhibit 4.20 to the Registrant's Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (No. 333-150669-01)). Second Supplemental Indenture, dated as of October 27, 2009, between Black Hills Power, Inc. and The Bank of New York Mellon (filed as Exhibit 4.21 to the Registration Statement on Form S-3 (No. 333-150669-01)).

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

BLACK HILLS POWER, INC.

		By	/s/ DAVID R. EMERY
David R. Emery, Chairman and
Chief Executive Officer

Dated:	March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID R. EMERY	Director and	March 6, 2013
David R. Emery, Chairman and	Principal Executive Officer
Chief Executive Officer

/s/ ANTHONY S. CLEBERG	Principal Financial and	March 6, 2013
Anthony S. Cleberg, Executive Vice President	Accounting Officer
and Chief Financial Officer

/s/ JACK W. EUGSTER	Director	March 6, 2013
Jack W. Eugster

/s/ MICHAEL H. MADISON	Director	March 6, 2013
Michael H. Madison

/s/ STEVEN R. MILLS	Director	March 6, 2013
Stephen R. Mills

/s/ STEPHEN D. NEWLIN	Director	March 6, 2013
Stephen D. Newlin

/s/ GARY L. PECHOTA	Director	March 6, 2013
Gary L. Pechota

/s/ REBECCA B. ROBERTS	Director	March 6, 2013
Rebecca B. Roberts

/s/ WARREN L. ROBINSON	Director	March 6, 2013
Warren L. Robinson

/s/ JOHN B. VERING	Director	March 6, 2013
John B. Vering

/s/ THOMAS J. ZELLER	Director	March 6, 2013
Thomas J. Zeller

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant's Form 8-K dated June 7, 1994 (No. 1-7978)).

3.2*
Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant's Form 10-K for 2000).

3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated July 13, 1999).

4.1*
Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as Exhibit 4.19 to the Registrant's Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (No. 333-150669-01)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and The Bank of New York Mellon (as successor to J.P. Morgan Chase Bank), as Trustee (filed as Exhibit 4.20 to the Registrant's Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (No. 333-150669-01)). Second Supplemental Indenture, dated as of October 27, 2009, between Black Hills Power, Inc. and The Bank of New York Mellon (filed as Exhibit 4.21 to the Registration Statement on Form S-3 (No. 333-150669-01)).

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