Form 10-Q
period 2013-03-31
BLACK HILLS POWER INC
filed 2013-05-10
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of April 30, 2013, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business of Black Hills Utility Holdings, Inc., and its subsidiaries
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of BHC
Black Hills Service Company	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of BHC
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the BHC
Cheyenne Prairie	Cheyenne Prairie Generating Station currently being constructed in Cheyenne, Wyoming by Cheyenne Light and Black Hills Power. Construction is expected to be completed for this 132 MW facility in 2014.
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
LIBOR	London Interbank Offered Rate
Moody's	Moody's Investor Services, Inc.
MW	Megawatts
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor's Rating Services
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Revenue	$59,817	$62,270

Operating expenses:
Fuel and purchased power	22,098	24,715
Operations and maintenance	16,808	16,543
Depreciation and amortization	6,986	6,950
Taxes - property	1,422	1,320
Total operating expenses	47,314	49,528

Operating income	12,503	12,742

Other income (expense):
Interest expense	(4,847)	(4,290)
AFUDC - borrowed	58	57
Interest income	27	24
AFUDC - equity	134	116
Other income (expense), net	82	388
Total other income (expense)	(4,546)	(3,705)

Income from continuing operations before income taxes	7,957	9,037
Income tax expense	(2,375)	(2,984)
Net income	5,582	6,053

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(6) and $(6))	10	10
Reclassification adjustment of benefit plan liability (net of tax (expense) benefit of $(6) and $0)	11	—
Other comprehensive income	21	10

Comprehensive income	$5,603	$6,063

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except common stock par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,063	$3,805
Receivables - customers, net	23,309	23,867
Receivables - affiliates	4,896	5,027
Other receivables, net	628	673
Money pool notes receivable, net	35,063	31,645
Materials, supplies and fuel	21,284	20,633
Deferred income tax assets, net, current	1,563	16,631
Regulatory assets, current	4,891	4,998
Other, current assets	5,432	5,781
Total current assets	100,129	113,060

Investments	4,438	4,359

Property, plant and equipment	1,036,672	1,024,768
Less accumulated depreciation and amortization	(326,160)	(322,830)
Total property, plant and equipment, net	710,512	701,938

Other assets:
Regulatory assets, non-current	48,921	48,244
Other, non-current assets	5,685	5,322
Total other assets	54,606	53,566
TOTAL ASSETS	$869,685	$872,923

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$17,128	$14,318
Accounts payable - affiliates	18,030	21,896
Accrued liabilities	17,232	15,477
Regulatory liabilities, current	22	37
Total current liabilities	52,412	51,728

Long-term debt, net of current maturities	269,945	269,944

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	146,521	158,918
Regulatory liabilities, non-current	45,845	43,849
Benefit plan liabilities	26,627	25,888
Other, non-current liabilities	3,274	3,138
Total deferred credits and other liabilities	222,267	231,793

Commitments and contingencies (Notes 4, 5, 7 and 9)

Stockholders’ equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	263,469	257,887
Accumulated other comprehensive loss	(1,399)	(1,420)
Total stockholders’ equity	325,061	319,458
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$869,685	$872,923
The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating activities:
Net income	$5,582	$6,053
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	6,986	6,950
Deferred income tax	2,252	2,695
Employee benefits	774	957
AFUDC - equity	(134)	(116)
Other adjustments, net	389	703
Change in operating assets and liabilities -
Accounts receivable and other current assets	(1,334)	3,696
Accounts payable and other current liabilities	393	2,705
Regulatory assets	746	(22)
Regulatory liabilities	161	(659)
Contributions to defined benefit pension plan	—	(6,835)
Other operating activities, net	1,182	25
Net cash provided by (used in) operating activities	16,997	16,152

Investing activities:
Property, plant and equipment additions	(14,243)	(6,965)
Change in money pool notes receivable, net	(3,418)	(9,563)
Other investing activities	(78)	(86)
Net cash provided by (used in) investing activities	(17,739)	(16,614)

Financing activities:
Long-term debt - repayments	—	(21)
Net cash provided by (used in) financing activities	—	(21)

Net change in cash and cash equivalents	(742)	(483)

Cash and cash equivalents, beginning of period	3,805	2,812
Cash and cash equivalents, end of period	$3,063	$2,329

See Note 8 for supplemental cash flow information.

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2012 Annual Report on Form 10-K)

(1)	MANAGEMENT'S STATEMENT

The unaudited condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2012 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2013, December 31, 2012 and March 31, 2012 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 and March 31, 2012, and our financial condition as of March 31, 2013 and December 31, 2012 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	March 31, 2013	December 31, 2012
Accounts receivable trade	$15,548	$14,965
Unbilled revenues	7,919	9,004
Allowance for doubtful accounts	(158)	(102)
Receivables - customers, net	$23,309	$23,867

(3)	REGULATORY ASSETS AND LIABILITIES

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	March 31, 2013	December 31, 2012
Regulatory assets:
Unamortized loss on reacquired debt(a)	14	$2,440	$2,501
AFUDC(b)	45	8,447	8,460
Employee benefit plans(c)	13	27,854	27,001
Deferred energy costs(a)	1	6,117	6,892
Flow through accounting(a)	35	8,368	8,019
Other(a)	2	586	369
Total regulatory assets		$53,812	$53,242

Regulatory liabilities:
Cost of removal for utility plant(a)	53	$27,546	$26,630
Employee benefit plans(d)	13	16,542	15,689
Other(e)	13	1,779	1,567
Total regulatory liabilities		$45,867	$43,886
____________________

(a)	Recovery or return of costs, but not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.
(c) In addition to recovery of costs, we are allowed a return on approximately $23.5 million.

(d)	Approximately $13.2 million is included in our rate base calculation as a reduction to rate base.

(e)	Approximately $0.8 million is included in our rate base calculation as a reduction to rate base.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	March 31, 2013	December 31, 2012
Receivables - affiliates	$4,896	$5,027
Accounts payable - affiliates	$18,030	$21,896

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Cheyenne Light and Black Hills Energy. Under the Agreement, we may borrow from BHC however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from making dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of external funds as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. Advances under the Utility Money Pool notes bear interest at a weighted average daily rate (1.78% at March 31, 2013).

We had the following balances with the Utility Money Pool (in thousands) as of:

	March 31, 2013	December 31, 2012
Money pool notes receivable, net	$35,063	$31,645

Net interest income (expense) relating to balances for the Utility Money Pool was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net interest income (expense)	$(440)	$283

Other Balances and Transactions

Sales and purchases with related parties were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
Energy sold to Cheyenne Light	$140	$526
Rent from electric properties	$988	$1,259

Purchases:
Purchase of coal from WRDC	$4,524	$5,995
Purchase of excess energy from Cheyenne Light	$946	$742
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$650	$671
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$1,085	$1,077
Purchase of natural gas - other	$—	$7
Corporate support services from Parent, Black Hills Service Company and Black Hills Utilities Holdings Inc.	$7,276	$4,805

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Service cost	$213	$191
Interest cost	742	742
Expected return on plan assets	(941)	(785)
Prior service cost	11	14
Net loss (gain)	652	650
Net periodic benefit cost	$677	$812

Non-pension Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Non-Pension Defined Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Service cost	$54	$53
Interest cost	60	86
Amortization of prior service cost	(69)	(69)
Net loss (gain)	2	35
Net periodic benefit cost	$47	$105

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest cost	$33	$26
Net loss (gain)	17	14
Net periodic benefit cost	$50	$40

Contributions

We anticipate that we will make contributions to each of the benefit plans during 2013 and 2014. Contributions to the Pension Plan will be made in cash and contributions to the Healthcare Plan and the Supplemental Plans are expected to be made in the form of benefit payments. Contributions are as follows (in thousands):

	Three Months Ended March 31, 2013	Remaining Anticipated Contributions for 2013	Anticipated Contributions for 2014
Defined Benefit Pension Plan	$—	$1,582	$3,483
Non-Pension Defined Benefit Postretirement Healthcare Plan	$109	$329	$489
Supplemental Non-qualified Defined Benefit Plans	$54	$162	$215

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The ASC on Fair Value Measurements and Disclosure Requirements establishes a hierarchy for grouping assets and liabilities, based on significance of inputs. For additional information see Note 1 included in our 2012 Annual Report on Form 10-K filed with the SEC.

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$3,063	$3,063	$3,805	$3,805
Long-term debt, including current maturities (b)	$269,945	$351,165	$269,944	$359,567
_________________

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

(7)	LONG TERM DEBT

Pollution Control Refund Revenue Bonds

On May 15, 2012, we repaid in full $6.5 million principal and interest on the 4.8% Pollution Control Revenue Bonds which were originally due to mature on October 1, 2014.

(8)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$4,953	$1,417

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(3,098)	$(2,318)
Income taxes, net	$—	$(150)

(9)	COMMITMENTS AND CONTINGENCIES

Other than the items discussed below, there have been no significant changes to commitments and contingencies from those previously disclosed in Note 12 of our Notes to the Financial Statements in our 2012 Annual Report on Form 10-K.

Cheyenne Prairie

Construction of Cheyenne Prairie, a 132 MW natural gas-fired electric generating facility, by us and Cheyenne Light is expected to cost approximately $222.0 million, exclusive of financing costs. Construction is expected to be completed by September 30, 2014. As of March 31, 2013, committed contracts for equipment purchases and for construction were 28% and 13% complete, respectively.

Oil Creek Fire

On June 29, 2012, a forest and grassland fire occurred in the western Black Hills. We subsequently received written damage claims from the State of Wyoming and one landowner seeking recovery for alleged injury to timber, grass, fencing, fire suppression and rehabilitation costs of approximately $8.0 million. On April 16, 2013, thirty-four private landowners filed suit in United States District Court for the District of Wyoming, asserting similar claims, based upon allegations of negligence, common law nuisance and trespass. The suit seeks recovery of both actual and exemplary damages in an unspecified amount. Our investigation into the cause and origin of the fire is pending. We expect to deny and will vigorously defend all claims arising out of the lawsuit, pending the completion of our investigation. Given the uncertainty of litigation, however, a loss related to the fire and the litigation is reasonably possible. We cannot reasonably estimate the amount of a potential loss because our investigation is ongoing. Further claims may be presented by other parties. Although we cannot predict the outcome of our investigation or the viability of alleged claims, based on information currently available, management believes that any such claims, if determined adversely to us, will not have a material adverse effect on our financial condition or results of operation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following tables provide certain financial information and operating statistics

	Three Months Ended March 31,
	2013	2012	Variance
	(in thousands)
Revenue	$59,817	$62,270	$(2,453)
Fuel and purchased power	22,098	24,715	(2,617)
Gross margin	37,719	37,555	164

Operating expenses	25,216	24,813	403
Operating income	12,503	12,742	(239)

Interest income (expense), net	(4,762)	(4,209)	(553)
Other income (expense), net	216	504	(288)
Income tax expense	(2,375)	(2,984)	609
Net income	$5,582	$6,053	$(471)

	Electric Revenue by Customer Type
	Three Months Ended March 31,
	(dollars in thousands)
	2013	Percentage Change	2012
Commercial	$17,484	4%	$16,808
Residential	16,442	6%	15,476
Industrial	6,010	—%	6,020
Municipal	714	2%	698
Total retail revenue	40,650	4%	39,002
Contract wholesale	5,767	18%	4,905
Off-system wholesale	6,250	(45)%	11,273
Other revenue	7,150	1%	7,090
Total revenue	$59,817	(4)%	$62,270

	Megawatt Hours Sold by Customer Type
	Three Months Ended March 31,
	2013	Percentage Change	2012
Residential	160,970	7%	150,428
Commercial	175,617	3%	170,093
Industrial	91,632	(4)%	95,735
Municipal	7,783	3%	7,568
Total retail quantity sold	436,002	3%	423,824
Contract wholesale	103,784	17%	89,048
Wholesale off-system	238,447	(48)%	458,230
Total quantity sold	778,233	(20)%	971,102
Losses and company use	40,101	(8)%	43,587
Total energy	818,334	(19)%	1,014,689

	Megawatt Hours Generated and Purchased
	Three Months Ended March 31,
Generated -	2013	Percentage Change	2012
Coal-fired	427,015	(15)%	499,792
Gas-fired	3,120	760%	363
Total generated	430,135	(14)%	500,155

Total purchased	388,199	(25)%	514,534
Total generated and purchased	818,334	(19)%	1,014,689

	Power Plant Availability
	Three Months Ended March 31,
	2013	2012
Coal-fired plants	95.9%	97.3%
Other plants	97.8%	99.9%
Total availability	96.7%	98.3%

	Degree Days
	Three Months Ended March 31,
	2013		2012
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating and cooling degree days:
Heating degree days	3,210	—%	2,711	(16)%
Cooling degree days	—	—%	—	—%

Amounts are presented on a pre-tax basis unless otherwise indicated. Minor differences in amounts may result due to rounding.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012. Net income was $5.6 million compared to $6.1 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to an increase of $0.5 million from wholesale margins due to higher volumes, $0.2 million from retail margins due to higher volumes, partially offset by a $0.5 million decrease in off-system sales margins due to increased costs and lower volumes.

Operations and maintenance increased primarily due to an increase in compensation and benefits costs.

Interest expense, net increased primarily due to lower interest income received on affiliate borrowings.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate decreased due to research and development credits including the full year 2012 estimated benefit as a result of retroactive reinstatement and flow through of a greater tax benefit attributable to costs deducted as repairs and maintenance for tax purposes.

Significant Events

Cheyenne Prairie

Construction and infrastructure work for Cheyenne Prairie, a natural gas-fired electric generating facility to serve our customers and the customers of Cheyenne Light began in April. The 132 MW generation project is expected to cost approximately $222.0 million, with up to $15 million of construction financing costs, for a total of $237 million. Through March 31, 2013, $21.4 million has been expended and the project is on schedule to be placed into service in the fourth quarter of 2014.

On January 17, 2013, the SDPUC approved a stipulation for interim rates effective April 1, 2013, subject to refund, for the use of a construction rider for the South Dakota portion of costs for Cheyenne Prairie in lieu of the traditional allowance for funds used during construction. Public hearings with the SDPUC are scheduled to commence September 16, 2013.

On December 17, 2012, we filed a request with the SDPUC seeking a $13.7 million increase in annual electric revenues. Public hearings with the SDPUC are scheduled to commence October 8, 2013. We expect to implement interim rates, subject to refund, in June 2013.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of March 31, 2013, our first mortgage bonds credit ratings, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating
S&P	BBB+
Moody’s	A3
Fitch	A-

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 - Management’s Discussion & Analysis.

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in Item 1A of our 2012 Annual Report on Form 10-K, including statements contained within Item 1A - Risk Factors and Part II, Item 1A of this Quarterly Report on Form 10Q.

ITEM 4.	CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A, “Controls and Procedures” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2013. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 12 of Notes to Financial Statements in Item 8 of our 2012 Annual Report on Form 10-K and Note 9 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 9 is incorporated by reference into this item.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors previously disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

Exhibit 3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).

Exhibit 3.2*
Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant’s Form 10-K for 2000).

Exhibit 3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Registration Statement on Form S-8 dated July 13, 1999).

Exhibit 4.1*
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

/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer

Dated: May 9, 2013

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).

Exhibit 3.2*
Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant’s Form 10-K for 2000).

Exhibit 3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Registration Statement on Form S-8 dated July 13, 1999).

Exhibit 4.1*
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