Form 10-Q/A
period 2013-03-31
BLACK HILLS POWER INC
filed 2013-05-21
CIK 12400

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

EXPLANATORY NOTE

We filed the Annual Report on Form 10-Q for the year ended March 31, 2013 for Black Hills Power, Inc. (the “Company”) with the Securities and Exchange Commission on May 9, 2013 (the “Original Filing”).  We are filing this Amendment No. 1 on Form 10-Q/A (“Amendment 1”) for the sole purpose of including a corrected Exhibit 32.2 certification, required under Section 906 of the Sarbanes-Oxley Act of 2002, that was originally filed with the Report, in order to correct the name and title of the signatory and the electronic signature, which were unintentionally incorrect in the Original Filing.
Except as described above, no other changes have been made to the Original Filing, and this Amendment 1 does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK HILLS POWER

		By:	/S/ ANTHONY S. CLEBERG
Anthony S. Cleberg, Executive Vice President
and Chief Financial Officer
Dated:	May 21, 2013

INDEX TO EXHIBITS

Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.