Form 10-Q
period 2013-06-30
BLACK HILLS POWER INC
filed 2013-08-07
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 31, 2013, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business of Black Hills Utility Holdings, Inc., and its subsidiaries
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of BHC
Black Hills Service Company	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of BHC
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of the BHC
Cheyenne Prairie	Cheyenne Prairie Generating Station currently being constructed in Cheyenne, Wyoming by Cheyenne Light and Black Hills Power. Construction is expected to be completed for this 132 MW facility in 2014.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles of the United States
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
LIBOR	London Interbank Offered Rate
Moody's	Moody's Investor Services, Inc.
MW	Megawatts
NOL	Net Operating Loss
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor's Rating Services
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Revenue	$60,832	$58,372	$120,649	$120,642

Operating expenses:
Fuel and purchased power	21,124	19,768	43,222	44,483
Operations and maintenance	17,141	16,776	33,949	33,319
Depreciation and amortization	7,036	6,823	14,022	13,773
Taxes - property	1,238	1,146	2,660	2,466
Total operating expenses	46,539	44,513	93,853	94,041

Operating income	14,293	13,859	26,796	26,601

Other income (expense):
Interest expense	(4,924)	(4,410)	(9,771)	(8,700)
AFUDC - borrowed	41	56	99	113
Interest income	36	220	63	244
AFUDC - equity	49	113	183	229
Other income (expense), net	144	71	226	459
Total other income (expense)	(4,654)	(3,950)	(9,200)	(7,655)

Income from continuing operations before income taxes	9,639	9,909	17,596	18,946
Income tax expense	(2,987)	(3,182)	(5,362)	(6,166)
Net income	6,652	6,727	12,234	12,780

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(6) and $(5) for the three months ended June 30, 2013 and 2012 and $(12) and ($11) for the six months ended June 30, 2013 and 2012, respectively))	10	11	20	21
Reclassification adjustment of benefit plan liability (net of tax (expense) benefit of $(6) and $0 for the three months ended June 30, 2013 and 2012 and $(12) and $0 for the six months ended June 30, 2013 and 2012, respectively)	11	—	22	—
Other comprehensive income	21	11	42	21

Comprehensive income	$6,673	$6,738	$12,276	$12,801

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except common stock par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,483	$3,805
Receivables - customers, net	23,620	23,867
Receivables - affiliates	4,955	5,027
Other receivables, net	737	673
Money pool notes receivable, net	29,459	31,645
Materials, supplies and fuel	21,393	20,633
Deferred income tax assets, net, current	3,257	16,631
Regulatory assets, current	4,700	4,998
Other, current assets	4,809	5,781
Total current assets	95,413	113,060

Investments	4,386	4,359

Property, plant and equipment	1,054,518	1,024,768
Less accumulated depreciation and amortization	(329,532)	(322,830)
Total property, plant and equipment, net	724,986	701,938

Other assets:
Regulatory assets, non-current	50,022	48,244
Other, non-current assets	5,797	5,322
Total other assets	55,819	53,566
TOTAL ASSETS	$880,604	$872,923

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$17,810	$14,318
Accounts payable - affiliates	15,739	21,896
Accrued liabilities	15,527	15,477
Regulatory liabilities, current	91	37
Total current liabilities	49,167	51,728

Long-term debt, net of current maturities	269,946	269,944

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	151,541	158,918
Regulatory liabilities, non-current	47,334	43,849
Benefit plan liabilities	27,358	25,888
Other, non-current liabilities	3,524	3,138
Total deferred credits and other liabilities	229,757	231,793

Commitments and contingencies (Notes 4, 5 and 8)

Stockholders’ equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	270,121	257,887
Accumulated other comprehensive loss	(1,378)	(1,420)
Total stockholders’ equity	331,734	319,458
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$880,604	$872,923

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating activities:
Net income	$12,234	$12,780
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	14,022	13,773
Deferred income tax	5,138	6,184
Employee benefits	1,548	1,914
AFUDC - equity	(183)	(229)
Other adjustments, net	618	1,185
Change in operating assets and liabilities -
Accounts receivable and other operating assets	(869)	5,895
Accounts payable and other current liabilities	(5,260)	(8,978)
Contributions to defined benefit pension plan	—	(6,835)
Other operating activities, net	1,371	(3,754)
Net cash provided by (used in) operating activities	28,619	21,935

Investing activities:
Property, plant and equipment additions	(32,100)	(18,882)
Change in money pool notes receivable, net	2,186	3,278
Other investing activities	(27)	277
Net cash provided by (used in) investing activities	(29,941)	(15,327)

Financing activities:
Long-term debt - repayments	—	(6,487)
Net cash provided by (used in) financing activities	—	(6,487)

Net change in cash and cash equivalents	(1,322)	121

Cash and cash equivalents, beginning of period	3,805	2,812
Cash and cash equivalents, end of period	$2,483	$2,933

See Note 7 for supplemental cash flow information.

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2013, December 31, 2012 and June 30, 2012 financial information and are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2013 and June 30, 2012, and our financial condition as of June 30, 2013 and December 31, 2012 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued an amendment to accounting for income taxes which provides guidance on financial statement presentation of an unrecognized tax benefit when an NOL carryforward, a similar tax loss, or a tax credit carryforward exists. The objective in issuing this amendment is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the amendment, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except under certain conditions. The amendment is effective for fiscal years beginning after December 15, 2013, and interim periods within those years and should be applied to all unrecognized tax benefits that exist as of the effective date. The adoption of this standard is not expected to have an impact on our financial position, results of operations or cash flows.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	June 30, 2013	December 31, 2012
Accounts receivable trade	$15,240	$14,965
Unbilled revenues	8,549	9,004
Allowance for doubtful accounts	(169)	(102)
Receivables - customers, net	$23,620	$23,867

(3)	REGULATORY ASSETS AND LIABILITIES

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	June 30, 2013	December 31, 2012
Regulatory assets:
Unamortized loss on reacquired debt(a)	14	$2,379	$2,501
AFUDC(b)	45	8,457	8,460
Employee benefit plans(c)	13	27,854	27,001
Deferred energy costs(a)	1	6,499	6,892
Flow through accounting(a)	35	8,719	8,019
Other(a)	2	814	369
Total regulatory assets		$54,722	$53,242

Regulatory liabilities:
Cost of removal for utility plant(a)	53	$28,852	$26,630
Employee benefit plans(d)	13	16,542	15,689
Other(e)	13	2,031	1,567
Total regulatory liabilities		$47,425	$43,886
____________________

(a)	Recovery or return of costs, but not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery of costs, we are allowed a return on approximately $23.5 million.

(d)	Approximately $13.2 million is included in our rate base calculation as a reduction to rate base.

(e)	Approximately $0.8 million is included in our rate base calculation as a reduction to rate base.

(4)	RELATED-PARTY TRANSACTIONS

Non-cash Dividend to Parent

In the second quarter of 2012 we recorded a non-cash dividend to BHC of $44.0 million and decreased the utility money pool note receivable, net by the amount of $44.0 million.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	June 30, 2013	December 31, 2012
Receivables - affiliates	$4,955	$5,027
Accounts payable - affiliates	$15,739	$21,896

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Cheyenne Light and Black Hills Energy. Under the Agreement, we may borrow from BHC however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from making dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At June 30, 2013, the cost of borrowing under the Utility Money Pool was 1.75%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	June 30, 2013	December 31, 2012
Money pool notes receivable, net	$29,459	$31,645

Net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest income (expense)	$138	$168	$288	$468

Other related party activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Energy sold to Cheyenne Light	$217	$750	$357	$1,276
Rent from electric properties	$986	$1,256	$1,974	$2,515

Fuel and purchased power:
Purchases of coal from WRDC	$4,741	$4,426	$9,265	$10,421
Purchase of excess energy from Cheyenne Light	$969	$683	$1,915	$1,425
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$415	$496	$1,065	$1,167
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$711	$793	$1,796	$1,870

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$7,328	$5,825	$15,054	$10,647

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$213	$191	$426	$382
Interest cost	742	742	1,484	1,484
Expected return on plan assets	(941)	(785)	(1,882)	(1,570)
Prior service cost	11	14	22	28
Net loss (gain)	652	650	1,304	1,300
Net periodic benefit cost	$677	$812	$1,354	$1,624

Non-pension Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Non-Pension Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$54	$53	$108	$106
Interest cost	60	86	120	172
Prior service cost	(69)	(69)	(138)	(138)
Net loss (gain)	2	35	4	70
Net periodic benefit cost	$47	$105	$94	$210

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest cost	$33	$26	$66	$52
Net loss (gain)	17	14	34	28
Net periodic benefit cost	$50	$40	$100	$80

Contributions

We anticipate we will make contributions to each of the benefit plans during 2013 and 2014. Contributions to the Pension Plan will be made in cash and contributions to the Healthcare Plan and the Supplemental Plans are expected to be made in the form of benefit payments. Contributions are as follows (in thousands):

	Six Months Ended June 30, 2013	Remaining Anticipated Contributions for 2013	Anticipated Contributions for 2014
Defined Benefit Pension Plan	$—	$2,299	$2,247
Non-Pension Defined Benefit Postretirement Healthcare Plan	$219	$219	$489
Supplemental Non-qualified Defined Benefit Plans	$108	$108	$215

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance on fair value measurements establishes a hierarchy for grouping assets and liabilities, based on significance of inputs. For additional information see Note 1 included in our 2012 Annual Report on Form 10-K filed with the SEC.

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$2,483	$2,483	$3,805	$3,805
Long-term debt, including current maturities (b)	$269,946	$319,459	$269,944	$359,567
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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$7,240	$2,217
Non-cash (decrease) to money pool notes receivable, net	$—	$(43,984)
Non-cash dividend to Parent	$—	$43,984

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(9,498)	$(8,312)
Income taxes, net	$—	$(150)

(8)	COMMITMENTS AND CONTINGENCIES

Other than the items discussed below, there have been no significant changes to commitments and contingencies from those previously disclosed in Note 12 of our Notes to the Financial Statements in our 2012 Annual Report on Form 10-K.

Cheyenne Prairie

Construction of Cheyenne Prairie, a 132 MW natural gas-fired electric generating facility, by us and Cheyenne Light is expected to cost approximately $222.0 million, exclusive of financing costs. Construction is expected to be completed by September 30, 2014. As of June 30, 2013, committed contracts for equipment purchases and for construction were 62% and 22% complete, respectively.

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

Significant Events

Cheyenne Prairie

Construction and infrastructure work began in April for Cheyenne Prairie, a natural gas-fired electric generating facility to serve our customers and the customers of Cheyenne Light. The 132 MW generation project is expected to cost approximately $222.0 million, with up to $15 million of construction financing costs, for a total of $237 million. Project to date we have expended approximately $87.6 million, and the project is on schedule to be placed into service in the fourth quarter of 2014.

The SDPUC approved a stipulation for interim rates effective April 1, 2013, subject to refund, for the use of a construction financing rider for the South Dakota portion of costs for Cheyenne Prairie in lieu of the traditional allowance for funds used during construction. We recorded additional gross margins of approximately $0.7 million for the six months ended June 30, 2013, relating to this rider. Public hearings with the SDPUC are scheduled in the third quarter of 2013. The WPSC approved a similar construction financing rider for our Wyoming customers during 2012.

Request for Rate Increase

On December 17, 2012, we filed a request with the SDPUC seeking a $13.7 million increase in annual electric revenues. Public hearings with the SDPUC are scheduled in the fourth quarter of 2013. Interim rates, subject to refund, were implemented on June 16, 2013.

The following tables provide certain financial information and operating statistics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
	(in thousands)
Revenue	$60,832	$58,372	$2,460	$120,649	$120,642	$7
Fuel and purchased power	21,124	19,768	1,356	43,222	44,483	(1,261)
Gross margin	39,708	38,604	1,104	77,427	76,159	1,268

Operating expenses	25,415	24,745	670	50,631	49,558	1,073
Operating income	14,293	13,859	434	26,796	26,601	195

Interest income (expense), net	(4,847)	(4,134)	(713)	(9,609)	(8,343)	(1,266)
Other income (expense), net	193	184	9	409	688	(279)
Income tax expense	(2,987)	(3,182)	195	(5,362)	(6,166)	804
Net income	$6,652	$6,727	$(75)	$12,234	$12,780	$(546)

	Electric Revenue by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)
	2013	Percentage Change	2012	2013	Percentage Change	2012
Residential	$13,535	7%	$12,633	$29,977	7%	$28,109
Commercial	18,913	1%	18,804	36,397	2%	35,612
Industrial	7,210	2%	7,063	13,220	1%	13,083
Municipal	847	(5)%	887	1,561	(2)%	1,585
Total retail revenue	40,505	3%	39,387	81,155	4%	78,389
Contract wholesale	4,926	13%	4,370	10,693	15%	9,275
Off-system wholesale	7,849	22%	6,459	14,099	(20)%	17,732
Other revenue	7,552	(7)%	8,156	14,702	(4)%	15,246
Total revenue	$60,832	4%	$58,372	$120,649	—%	$120,642

	Megawatt Hours Sold by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Residential	113,525	7%	106,557	274,495	7%	256,985
Commercial	174,763	(4)%	181,281	350,380	—%	351,374
Industrial	105,856	(8)%	115,024	197,488	(6)%	210,759
Municipal	8,147	(8)%	8,843	15,930	(3)%	16,411
Total retail quantity sold	402,291	(2)%	411,705	838,293	—%	835,529
Contract wholesale	77,653	8%	72,006	181,437	13%	161,054
Wholesale off-system	277,840	(6)%	295,149	516,287	(31)%	753,379
Total quantity sold	757,784	(3)%	778,860	1,536,017	(12)%	1,749,962
Losses and company use	46,054	58%	29,128	86,155	18%	72,715
Total energy	803,838	(1)%	807,988	1,622,172	(11)%	1,822,677

	Megawatt Hours Generated and Purchased
	Three Months Ended June 30,			Six Months Ended June 30,
Generated -	2013	Percentage Change	2012	2013	Percentage Change	2012
Coal-fired	450,097	22%	369,049	877,112	1%	868,841
Gas-fired	4,558	(27)%	6,216	7,678	17%	6,579
Total generated	454,655	21%	375,265	884,790	1%	875,420

Total purchased	349,183	(19)%	432,723	737,382	(22)%	947,257
Total generated and purchased	803,838	(1)%	807,988	1,622,172	(11)%	1,822,677

	Power Plant Availability
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Coal-fired plants	97.8%	76.4%	(a)	96.9%	86.9%	(a)
Other plants	97.8%	99.5%		97.8%	99.7%
Total availability	97.8%	85.5%		97.2%	91.9%
________________________

(a)	Reflects an unplanned outage at Neil Simpson II due to a transformer failure.

	Degree Days				Degree Days
	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating and cooling degree days:
Heating degree days	1,227	43%	748	(27)%	4,437	9%	3,459	(18)%
Cooling degree days	78	(27)%	206	108%	78	(27)%	206	108%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. Net income was $6.7 million compared to $6.7 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to $0.7 million from interim rates from the newly implemented construction financing rider and $0.4 million increased wholesale margins due to higher price and increased volumes. Interim rates, subject to refund, were implemented on June 16, 2013, related to a request with the SDPUC seeking a $13.7 million increase in annual electric revenues.

Operations and maintenance increased primarily due to increased employee benefit costs and outside services, partially offset by lower costs due to plant suspensions.

Interest expense, net increased primarily due to increased allocations for debt related costs.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate decreased due to the result of retroactive reinstatement of the research and development credit and flow through of a greater tax benefit attributable to costs deducted as repairs and maintenance for tax purposes.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. Net income was $12.2 million compared to $12.8 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to $0.7 million from interim rates from the newly implemented construction financing rider and $0.8 million increased wholesale margin from higher volumes, partially offset by $0.6 million lower off-system sales margins due to lower volumes. Interim rates, subject to refund, were implemented on June 16, 2013, related to a request with the SDPUC seeking a $13.7 million increase in annual electric revenues.

Operations and maintenance increased primarily due to increased employee benefit costs and outside services, partially offset by lower costs due to plant suspensions.

Interest expense, net increased primarily due to lower interest income received on affiliate borrowings and increased allocations for debt related costs.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate decreased due to the result of retroactive reinstatement of the research and development credit and flow through of a greater tax benefit attributable to costs deducted as repairs and maintenance for tax purposes.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of June 30, 2013, our credit ratings for our Senior Secured Debt, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating
S&P(a)	BBB+
Moody’s	A3
Fitch	A-
___________________
(a) S&P upgraded our rating to A- on July 24, 2013.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2013. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 12 of Notes to Financial Statements in Item 8 of our 2012 Annual Report on Form 10-K and Note 8 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.

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
and Chief Financial Officer

Dated: August 7, 2013

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