Form 10-Q
period 2013-09-30
BLACK HILLS POWER INC
filed 2013-11-12
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 31, 2013, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business of Black Hills Utility Holdings, Inc., and its subsidiaries
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of BHC
Black Hills Service Company	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of BHC
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of BHC
Cheyenne Prairie	Cheyenne Prairie Generating Station, a 132 megawatt generating facility, currently being constructed in Cheyenne, Wyo. by Cheyenne Light and Black Hills Power
Cooling degree day
A cooling degree day is equivalent to each degree that the average of the high and low temperature for a day is above 65 degrees. The warmer the climate, the greater the number of cooling degree days. Cooling degree days are used in the utility industry to measure the relative warmth of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations over a 30-year average.

FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles of the United States
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
Heating degree day
A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the utility industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations over a 30-year average.

IRS	United States Internal Revenue Service
LIBOR	London Interbank Offered Rate
Moody's	Moody's Investor Services, Inc.
MW	Megawatts
NOL	Net Operating Loss
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor's Rating Services
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2013	2012	2013	2012
	(in thousands)

Revenue	$67,268	$61,134	$187,917	$181,776

Operating expenses:
Fuel and purchased power	22,454	21,613	65,676	66,096
Operations and maintenance	17,744	16,031	51,693	49,350
Depreciation and amortization	7,036	6,899	21,058	20,672
Taxes - property	1,330	1,230	3,990	3,696
Total operating expenses	48,564	45,773	142,417	139,814

Operating income	18,704	15,361	45,500	41,962

Other income (expense):
Interest expense	(4,974)	(4,367)	(14,745)	(13,067)
AFUDC - borrowed	25	32	124	145
Interest income	144	51	207	295
AFUDC - equity	45	88	228	317
Other income (expense), net	(52)	15	174	474
Total other income (expense)	(4,812)	(4,181)	(14,012)	(11,836)

Income from continuing operations before income taxes	13,892	11,180	31,488	30,126
Income tax expense	(4,594)	(3,033)	(9,956)	(9,199)
Net income	9,298	8,147	21,532	20,927

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(6) and $(6) for the three months ended September 30, 2013 and 2012 and $(18) and ($17) for the nine months ended September 30, 2013 and 2012, respectively))	10	11	30	31
Reclassification adjustment of benefit plan liability (net of tax (expense) benefit of $(5) for the three months ended September 30, 2013 and $(17) for the nine months ended September 30, 2013)	12	—	34	—
Other comprehensive income	22	11	64	31

Comprehensive income	$9,320	$8,158	$21,596	$20,958

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	September 30, 2013	December 31, 2012
	(in thousands, except common stock par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,751	$3,805
Receivables - customers, net	24,906	23,867
Receivables - affiliates	4,989	5,027
Other receivables, net	560	673
Money pool notes receivable, net	24,378	31,645
Materials, supplies and fuel	21,106	20,633
Deferred income tax assets, net, current	1,527	16,631
Regulatory assets, current	4,230	4,998
Other, current assets	4,014	5,781
Total current assets	89,461	113,060

Investments	4,403	4,359

Property, plant and equipment	1,073,644	1,024,768
Less accumulated depreciation and amortization	(333,252)	(322,830)
Total property, plant and equipment, net	740,392	701,938

Other assets:
Regulatory assets, non-current	50,555	48,244
Other, non-current assets	5,836	5,322
Total other assets	56,391	53,566
TOTAL ASSETS	$890,647	$872,923

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$20,735	$14,318
Accounts payable - affiliates	16,998	21,896
Accrued liabilities	16,767	15,477
Regulatory liabilities, current	1,764	37
Total current liabilities	56,264	51,728

Long-term debt, net of current maturities	269,947	269,944

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	154,252	158,918
Regulatory liabilities, non-current	47,720	43,849
Benefit plan liabilities	25,797	25,888
Other, non-current liabilities	3,613	3,138
Total deferred credits and other liabilities	231,382	231,793

Commitments and contingencies (Notes 4, 5 and 8)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	271,419	257,887
Accumulated other comprehensive loss	(1,356)	(1,420)
Total stockholder’s equity	333,054	319,458
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$890,647	$872,923
The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating activities:
Net income	$21,532	$20,927
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	21,058	20,672
Deferred income tax	9,630	9,198
Employee benefits	2,322	2,871
AFUDC - equity	(228)	(317)
Other adjustments, net	1,070	879
Change in operating assets and liabilities -
Accounts receivable and other operating assets	952	7,293
Accounts payable and other current liabilities	(1,797)	(5,732)
Contributions to defined benefit pension plan	(2,299)	(6,835)
Other operating activities, net	724	(5,142)
Net cash provided by (used in) operating activities	52,964	43,814

Investing activities:
Property, plant and equipment additions	(52,242)	(24,731)
Change in money pool notes receivable, net	(733)	(13,095)
Other investing activities	(43)	261
Net cash provided by (used in) investing activities	(53,018)	(37,565)

Financing activities:
Long-term debt - repayments	—	(6,362)
Net cash provided by (used in) financing activities	—	(6,362)

Net change in cash and cash equivalents	(54)	(113)

Cash and cash equivalents, beginning of period	3,805	2,812
Cash and cash equivalents, end of period	$3,751	$2,699

See Note 7 for supplemental cash flow information.
The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2012 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2013, December 31, 2012 and September 30, 2012 financial information and are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2013 and September 30, 2012, and our financial condition as of September 30, 2013 and December 31, 2012 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

Tangible Personal Property, IRS T.D. 9636

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible personal property. We continue to evaluate what impact the adoption of the regulations will have on our financial statements. As of this date, we do not expect the adoption of the regulations to have a material impact on our financial statements.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	September 30, 2013	December 31, 2012
Accounts receivable trade	$16,436	$14,965
Unbilled revenues	8,667	9,004
Allowance for doubtful accounts	(197)	(102)
Receivables - customers, net	$24,906	$23,867

(3)	REGULATORY ASSETS AND LIABILITIES

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	September 30, 2013	December 31, 2012
Regulatory assets:
Unamortized loss on reacquired debt(a)	14	$2,318	$2,501
AFUDC(b)	45	8,414	8,460
Employee benefit plans(c)	13	27,854	27,001
Deferred energy costs(a)	1	6,547	6,892
Flow through accounting(a)	35	8,629	8,019
Other(a)	2	1,023	369
Total regulatory assets		$54,785	$53,242

Regulatory liabilities:
Cost of removal for utility plant(a)	53	$29,079	$26,630
Employee benefit plans(d)	13	16,542	15,689
Other(e)	13	3,863	1,567
Total regulatory liabilities		$49,484	$43,886
____________________

(a)	Recovery or return of costs, but not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery of costs, we are allowed a return on approximately $23.5 million.

(d)	Approximately $13.2 million is included in our rate base calculation as a reduction to rate base.

(e)	Approximately $0.8 million is included in our rate base calculation as a reduction to rate base.

(4)	RELATED-PARTY TRANSACTIONS

Non-cash Dividend to Parent

In the third quarter of 2013 we recorded a non-cash dividend to BHC of $8 million and decreased the utility money pool note receivable, net by the amount of $8 million.

In the second quarter of 2012 we recorded a non-cash dividend to BHC of $44 million and decreased the utility money pool note receivable, net by the amount of $44 million.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	September 30, 2013	December 31, 2012
Receivables - affiliates	$4,989	$5,027
Accounts payable - affiliates	$16,998	$21,896

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Cheyenne Light and Black Hills Energy. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from making dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At September 30, 2013, the cost of borrowing under the Utility Money Pool was 1.72%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	September 30, 2013	December 31, 2012
Money pool notes receivable, net	$24,378	$31,645

Net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest income (expense)	$132	$48	$420	$460

Other related party activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Energy sold to Cheyenne Light	$238	$418	$595	$1,694
Rent from electric properties	$987	$1,070	$2,961	$3,585

Fuel and purchased power:
Purchases of coal from WRDC	$4,822	$5,648	$14,087	$16,069
Purchase of excess energy from Cheyenne Light	$964	$166	$2,898	$1,591
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$228	$285	$1,293	$1,452
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$414	$476	$2,210	$2,346

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$7,583	$6,166	$22,637	$16,758

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$213	$191	$639	$573
Interest cost	742	742	2,226	2,226
Expected return on plan assets	(941)	(785)	(2,823)	(2,355)
Prior service cost	11	14	33	42
Net loss (gain)	652	650	1,956	1,950
Net periodic benefit cost	$677	$812	$2,031	$2,436

Non-pension Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Non-Pension Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$54	$53	$162	$159
Interest cost	60	86	180	258
Prior service cost (benefit)	(69)	(69)	(207)	(207)
Net loss (gain)	2	35	6	105
Net periodic benefit cost	$47	$105	$141	$315

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$33	$26	$99	$78
Net loss (gain)	17	14	51	42
Net periodic benefit cost	$50	$40	$150	$120

Contributions

We anticipate we will make contributions to the benefit plans during 2013 and 2014. Contributions to the Defined Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Nine Months Ended September 30, 2013	Remaining Anticipated Contributions for 2013	Anticipated Contributions for 2014
Defined Benefit Pension Plan	$2,299	$—	$2,247
Non-Pension Defined Benefit Postretirement Healthcare Plan	$329	$109	$489
Supplemental Non-qualified Defined Benefit Plans	$162	$54	$215

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$3,751	$3,751	$3,805	$3,805
Long-term debt, including current maturities (b)	$269,947	$323,614	$269,944	$359,567
_________________

(a)
Carrying value approximates fair value due to either short-term length of maturity or variable interest rates that approximate prevailing market rates and therefore is classified in Level 1 in the fair value hierarchy.

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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow for the nine months ended are as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$9,495	$533
Non-cash (decrease) to money pool notes receivable, net	$(8,000)	$(43,984)
Non-cash dividend to Parent	$8,000	$43,984

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(12,784)	$(11,025)
Income taxes, net	$223	$(150)

(8)	COMMITMENTS AND CONTINGENCIES

Other than the items discussed below, there have been no significant changes to commitments and contingencies from those previously disclosed in Note 12 of our Notes to the Financial Statements in our 2012 Annual Report on Form 10-K.

Cheyenne Prairie

Construction is continuing on Cheyenne Prairie, a natural gas-fired electric generating facility, jointly owned by us and Cheyenne Light. We own 55 megawatts and Cheyenne Light owns 40 megawatts of the facilities combined-cycle unit. We expect to incur approximately $96 million of the expected total cost for our share of the jointly owned combined-cycle unit. Year-to-date expenditures for construction costs for our share of the combined cycle unit are approximately $41 million. Construction is expected to be completed by September 30, 2014. As of September 30, 2013 committed contracts for equipment purchases and for construction were 94% and 67% complete, respectively.

Oil Creek Fire

On June 29, 2012, a forest and grassland fire occurred in the western Black Hills. We subsequently received written damage claims from the State of Wyoming and one landowner seeking recovery for alleged injury to timber, grass, fencing, fire suppression and rehabilitation costs of approximately $8 million. On April 16, 2013, thirty-four private landowners filed suit in United States District Court for the District of Wyoming, asserting similar claims, based upon allegations of negligence, common law nuisance and trespass. The suit seeks recovery of both actual and punitive damages in an unspecified amount. Our investigation into the cause and origin of the fire is pending. We expect to deny and will vigorously defend all claims arising out of the lawsuit, pending the completion of our investigation. Given the uncertainty of litigation, however, a loss related to the fire and the litigation is reasonably possible. We cannot reasonably estimate the amount of a potential loss because our investigation is ongoing. Further claims may be presented by other parties. We cannot predict the outcome of our investigation, the viability of alleged claims, or the outcome of the litigation. Based on information currently available, however, management does not expect the claims, if determined adversely to us, to have a material adverse effect on our financial condition or results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

Cheyenne Prairie

Construction and infrastructure work began in April 2013 on Cheyenne Prairie, a jointly owned natural gas-fired electric generating facility, to serve our customers and the customers of Cheyenne Light. We own 55 megawatts and Cheyenne Light owns 40 megawatts of a combined-cycle unit that is part of the facility. We expect to incur approximately $96 million for our share of the combined-cycle unit. Project-to-date expenditures for our share of the combined-cycle unit are approximately $51 million. The project is on schedule to be placed into service in the fourth quarter of 2014.

On September 17, 2013 the SDPUC approved the use of a construction financing rider for the South Dakota portion of costs for Cheyenne Prairie. We recorded additional gross margins of approximately $1.7 million for the nine months ended September 30, 2013, relating to this rider. The WPSC approved a similar construction financing rider for our Wyoming customers during 2012.

Request for Rate Increase

On December 17, 2012, we filed a request with the SDPUC seeking a 9.94 percent, or $13.7 million, increase in annual electric revenue, and interim rates were implemented on June 16, 2013. On September 17, 2013, the SDPUC approved a settlement agreement resulting in a global settlement and rate increase of $8.8 million, or 6.4 percent, effective June 16, 2013. Customer refunds began November 1, 2013.

Results of Operations

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, gross margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Gross margin (revenue less cost of sales) is a non-GAAP financial measure due to the exclusion of depreciation from the measure. The presentation of gross margin is intended to supplement investors’ understanding of our operating performance.

Gross margin is calculated as operating revenue less cost of fuel, purchased power and cost of gas sold. Our gross margin is impacted by the fluctuations in power purchases, natural gas and other fuel supply costs. However, while these fluctuating costs impact gross margin as a percentage of revenue, they only impact total gross margin if the costs cannot be passed through to our customers.

Our gross margin measure may not be comparable to other companies’ gross margin measure. Furthermore, this measure is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

The following tables provide certain financial information and operating statistics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
	(in thousands)
Revenue	$67,268	$61,134	$6,134	$187,917	$181,776	$6,141
Fuel and purchased power	22,454	21,613	841	65,676	66,096	(420)
Gross margin	44,814	39,521	5,293	122,241	115,680	6,561

Operating expenses	26,110	24,160	1,950	76,741	73,718	3,023
Gain on sale of operating assets	—	—	—	—	—	—
Operating income	18,704	15,361	3,343	45,500	41,962	3,538

Interest income (expense), net	(4,805)	(4,284)	(521)	(14,414)	(12,627)	(1,787)
Other income (expense), net	(7)	103	(110)	402	791	(389)
Income tax expense	(4,594)	(3,033)	(1,561)	(9,956)	(9,199)	(757)
Net income	$9,298	$8,147	$1,151	$21,532	$20,927	$605

	Electric Revenue by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	(in thousands)
	2013	Percentage Change	2012	2013	Percentage Change	2012
Residential	$16,951	7%	$15,794	$46,928	7%	$43,903
Commercial	23,319	15%	20,336	59,716	7%	55,948
Industrial	6,850	17%	5,846	20,070	6%	18,929
Municipal	1,078	16%	930	2,639	5%	2,515
Total retail revenue	48,198	12%	42,906	129,353	7%	121,295
Contract wholesale	5,847	4%	5,627	16,540	11%	14,902
Off-system wholesale	8,123	45%	5,599	22,222	(5)%	23,331
Other revenue	5,100	(27)%	7,002	19,802	(11)%	22,248
Total revenue	$67,268	10%	$61,134	$187,917	3%	$181,776

	Megawatt Hours Sold by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Percentage Change	2012	2013	Percentage Change	2012
Residential	131,664	(5)%	139,282	406,159	2%	396,267
Commercial	201,332	(1)%	202,418	551,712	—%	553,792
Industrial	98,174	5%	93,147	295,662	(3)%	303,906
Municipal	10,691	(4)%	11,154	26,621	(3)%	27,565
Total retail quantity sold	441,861	(1)%	446,001	1,280,154	—%	1,281,530
Contract wholesale	87,092	(1)%	88,334	268,529	8%	249,388
Wholesale off-system	261,567	38%	190,143	777,854	(18)%	943,522
Total quantity sold	790,520	9%	724,478	2,326,537	(6)%	2,474,440
Losses and company use	46,474	(13)%	53,632	132,629	5%	126,347
Total energy	836,994	8%	778,110	2,459,166	(5)%	2,600,787

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,			Nine Months Ended September 30,
Generated -	2013	Percentage Change	2012	2013	Percentage Change	2012
Coal-fired	457,329	(4)%	475,752	1,334,441	(1)%	1,344,593
Gas-fired	18,275	(15)%	21,543	25,953	(8)%	28,122
Total generated	475,604	(4)%	497,295	1,360,394	(1)%	1,372,715

Total purchased	361,390	29%	280,815	1,098,772	(11)%	1,228,072
Total generated and purchased	836,994	8%	778,110	2,459,166	(5)%	2,600,787

	Power Plant Availability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Coal-fired plants	96.6%	96.2%	96.8%	90.0%	(a)
Other plants	92.6%	98.0%	96.1%	99.1%
Total availability	95.0%	96.9%	96.5%	93.6%
________________________

(a)	Reflects an unplanned outage at Neil Simpson II due to a transformer failure.

	Degree Days				Degree Days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating and cooling degree days:
Heating degree days	107	(49)%	99	(56)%	4,544	6%	3,558	(50)%
Cooling degree days	646	15%	731	37%	724	8%	937	47%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. Net income was $9.3 million compared to $8.1 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to $3.4 million from increased retail rates and the Cheyenne Prairie construction financing rider.

Operations and maintenance increased primarily due to increased employee benefit costs and vegetation management, partially offset by lower costs due to a plant suspension.

Interest expense, net increased primarily due to increased allocations for debt related costs.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate increased due to the flow through of a greater tax benefit attributable to costs deducted as repairs and maintenance for tax purposes in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. Net income was $21.5 million compared to $20.9 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to $4.6 million from increased retail rates and the Cheyenne Prairie construction financing rider and $1.3 million on increased contract wholesale margins due to higher volumes.

Operations and maintenance increased primarily due to increased employee benefit costs and vegetation management, partially offset by lower costs due to plant suspensions.

Interest expense, net increased primarily due to lower interest income received on affiliate borrowings and increased allocations for debt related costs.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate increased due to the flow through of a greater tax benefit attributable to costs deducted as repairs and maintenance for tax purposes in 2012.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of September 30, 2013, our credit ratings for our Senior Secured Debt, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating
S&P(*)	A-
Moody’s(**)	A2
Fitch	A-
______________________

*	On July 24, 2013, S & P upgraded our credit rating to A- from BBB+.

**	On September 25, 2013, Moody’s upgraded our credit rating to A2 from A3.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There are no material changes, except as noted below, to the Risk Factors previously disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2012.

Operating results can be adversely affected by variations from normal weather conditions.

Our business is a seasonal business and weather patterns can have a material impact on our operating performance. Demand for electricity is typically greater in the summer and winter months associated with cooling and heating. Accordingly, our operations have historically generated lower revenues and income when weather conditions are cooler than normal in the summer and warmer than normal in the winter. Unusually mild summers and winters therefore could have an adverse effect on our financial condition and results of operations.

Our business is located in areas that could be subject to seasonal natural disasters such as severe snow and ice storms, flooding and wildfires. These factors could result in interruption of our business, damage to our property such as power lines and substations, and repair and clean-up costs associated with these storms. We may not be able to recover the costs incurred in restoring transmission and distribution property following these natural disasters through a change in our regulated rates thereby resulting in a negative impact on our results of operations, financial condition and cash flows.

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
and Chief Financial Officer

Dated: November 8, 2013

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