Form 10-K
period 2013-12-31
BLACK HILLS POWER INC
filed 2014-02-27
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common stock, $1.00 par value	23,416,396 shares

Reduced Disclosure
The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by FASB
Basin Electric	Basin Electric Power Cooperative
BHC	Black Hills Corporation, the Parent of Black Hills Power, Inc.
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of BHC
Black Hills Service Company	Black Hills Service Company LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of BHC
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect, wholly-owned subsidiary of Black Hills Electric Generation, Inc., a subsidiary of Black Hills Non-regulated Holdings
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of BHC
Cheyenne Prairie	Cheyenne Prairie Generating Station currently being constructed in Cheyenne, Wyo. by Cheyenne Light and Black Hills Power. Construction is expected to be completed for this 132 MW facility in 2014.
City of Gillette	The City of Gillette, Wyoming, affiliate of the JPB.
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

CT	Combustion turbine
CPCN	Certificate of Public Convenience and Necessity
DSM	Demand Side Management
ECA	Energy Cost Adjustment -- adjustments that allow us to pass the prudently-incurred cost of fuel and purchased power through to customers.
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FDIC	Federal Depository Insurance Corporation
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
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

kV	Kilovolt
LIBOR	London Interbank Offered Rate

MAPP	Mid-Continent Area Power Pool
MATS	Utility Mercury and Air Toxics Rules under the United States EPA National Emissions Standards for Hazardous Air Pollutants from Coal and Oil Fired Electric Utility Steam Generating Units
MDU	Montana Dakota Utilities Company
MEAN	Municipal Energy Agency of Nebraska
Moody’s	Moody’s Investor Services, Inc.
MTPSC	Montana Public Service Commission
MW	Megawatts
MWh	Megawatt-hours
N/A	Not Applicable
NOL	Net operating loss
NOx	Nitrogen oxide
PacifiCorp	PacifiCorp, a wholly owned subsidiary of MidAmerican Energy Holdings Company, itself an affiliate of Berkshire Hathaway
Peak System Load	Peak system load represents the highest point of customer usage for a single hour for the system in total. Our system peaks include demand loads for 100% of plants regardless of joint ownership.
PPA	Power Purchase Agreement
RMSA	Retirement Medical Savings Account
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
SO2	Sulfur dioxide
S&P	Standard & Poor’s Rating Services
TCA	Transmission Cost Adjustment - adjustments passed through to the customer based on transmission costs that are higher or lower than the costs approved in the rate case.
Thunder Creek	Thunder Creek Gas Services, LLC
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corporation, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, LLC

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

ITEMS 1 and 2.    BUSINESS AND PROPERTIES

General

Black Hills Power (“the Company,” “we,” “us” and “our”) is a regulated electric utility incorporated in South Dakota and serving customers in South Dakota, Wyoming and Montana. We began providing electric utility service in 1941. We are a wholly-owned subsidiary of the publicly traded Black Hills Corporation. Engaging in the generation, transmission and distribution of electricity provides a solid foundation of revenues, earnings and cash flow that support our capital expenditures, dividends to our Parent, and our overall performance and growth.

As of December 31, 2013, our ownership interests in electric generation plants were as follows:

Unit (1)	Fuel Type	Location	Ownership Interest %	Owned Capacity (MW)	Year Installed
Wygen III (2)	Coal	Gillette, WY	52%	57.2	2010
Neil Simpson II	Coal	Gillette, WY	100%	90.0	1995
Wyodak (3)	Coal	Gillette, WY	20%	72.4	1978
Osage (4)	Coal	Osage, WY	100%	34.5	1948-1952
Ben French(4)	Coal	Rapid City, SD	100%	25.0	1960
Neil Simpson I(4)	Coal	Gillette, WY	100%	21.8	1969
Neil Simpson CT	Gas	Gillette, WY	100%	40.0	2000
Lange CT	Gas	Rapid City, SD	100%	40.0	2002
Ben French Diesel #1-5	Oil	Rapid City, SD	100%	10.0	1965
Ben French CTs #1-4	Gas/Oil	Rapid City, SD	100%	80.0	1977-1979
				470.9
_______________________

(1)
Construction of a gas-fired power generation facility is underway to support the customers of Black Hills Power. The facility will include one combined-cycle, 95 megawatt unit that will be jointly owned by Cheyenne Light (40 MW) and Black Hills Power (55 MW). This facility is expected to be completed in the fourth quarter of 2014.

(2)
We operate Wygen III, a 110 MW mine-mouth coal-fired power plant and own a 52% interest in the facility. MDU owns a 25% interest and the City of Gillette owns the remaining 23% interest. WRDC furnishes all of the coal fuel supply for the plant.

(3)
Wyodak is a 362 MW mine-mouth coal-fired power plant owned 80% by PacifiCorp and 20% by us. This baseload plant is operated by PacifiCorp and WRDC furnishes all of the coal fuel supply for 100% of the plant.

(4)
Operations at Osage were suspended October 1, 2010 and Ben French were suspended on August 31, 2012 due to the availability of more economical generation alternatives when evaluating costs to retrofit these plants to comply with environmental standards, including EPA regulations. Osage, Ben French and Neil Simpson I will be retired on or before March 21, 2014, the effective compliance date of the EPA Industrial and Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants regulations. While the net book value of these plants is estimated to be insignificant at the time of retirement, we would reasonably expect any remaining value to be recovered through future rates and costs will be deferred as Regulatory assets on the accompanying Balance Sheets.

Distribution and Transmission. Our distribution and transmission system serves approximately 69,000 electric customers, with an electric transmission system of 1,179 miles of high voltage lines (greater than 69 kV) and 2,462 miles of lower voltage lines. In addition, we jointly own 44 miles of high voltage lines with Basin Electric. Our service territory covers areas with a strong and stable economic base including western South Dakota, northeastern Wyoming and southeastern Montana. Approximately 90% of our retail electric revenues in 2013 were generated in South Dakota. We are subject to state regulation by the SDPUC, the WPSC and the MTPSC.

The following are characteristics of our distribution and transmission business:

•
We have a diverse customer and revenue base. Our revenue mix for the year ended December 31, 2013 was comprised of 32% commercial, 25% residential, 9% contract wholesale, 12% wholesale off-system, 11% industrial and 12% municipal and other revenue.

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

•	We have firm point-to-point transmission access to deliver up to 50 MW of power on PacifiCorp’s transmission system to wholesale customers in the Western region through 2023.

•
We have firm network transmission access to deliver power on PacifiCorp’s system to Sheridan, Wyoming to serve our power sales contract with MDU through 2017, with the right to renew pursuant to the terms of PacifiCorp’s transmission tariff.

Power Sales Agreements. We sell a portion of our current load under long-term contracts. Our key contracts include:

•
MDU owns a 25% ownership interest in Wygen III’s net generating capacity for the life of the plant. During periods of reduced production at Wygen III, or during periods when Wygen III is off-line, we will provide MDU with 25 MW from our other generation facilities or from system purchases with reimbursement of costs by MDU.

•
The City of Gillette owns a 23% ownership interest in Wygen III’s net generating capacity for the life of the plant. During periods of reduced production at Wygen III, or during periods when Wygen III is off-line, we will provide the City of Gillette with its first 23 MW from our other generation facilities or from system purchases with reimbursement of costs by the City of Gillette. Under this agreement we will also provide the City of Gillette their operating component of spinning reserves.

•An agreement under which we supply 20 MW of energy and capacity to MEAN under a contract that expires in 2023. This contract is unit-contingent based on the availability of our Neil Simpson II and Wygen III plants. The unit-contingent capacity amounts from Wygen III and Neil Simpson II are as follows:

2014-2017	20 MW - 10 MW contingent on Wygen III and 10 MW contingent on Neil Simpson II
2018-2019	15 MW - 10 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II
2020-2021	12 MW - 6 MW contingent on Wygen III and 6 MW contingent on Neil Simpson II
2022-2023	10 MW - 5 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II.

•	A PPA with MEAN whereby MEAN will purchase 5 MW of unit-contingent capacity from Neil Simpson II and 5 MW of unit-contingent capacity from Wygen III through May 2015.

Regulated Power Plants and Purchased Power. Our electric load is primarily served by our generating facilities in South Dakota and Wyoming, which provide approximately 471 MW of generating capacity, with the balance supplied under purchased power and capacity contracts. We generated approximately 56% of our energy requirements in 2013 and purchased approximately 44% which was supplied under the following contracts:

•	A PPA with PacifiCorp expiring in 2023, whereby we purchase 50 MW of coal-fired baseload power.

•	A PPA with Cheyenne Light expiring in 2028, under which we will purchase up to 14.7 MW of wind energy through Cheyenne Light’s agreement with Happy Jack.

•	A PPA with Cheyenne Light expiring in 2029, under which we will purchase up to 20 MW of wind energy through Cheyenne Light’s agreement with Silver Sage.

•	A Generation Dispatch Agreement with Cheyenne Light that requires us to purchase all of Cheyenne Light’s excess energy.

Since 1995, we have been a net producer of energy. Our 2013 winter peak system load was 403 MW and our 2013 summer peak system load was 422 MW. None of our generation is restricted by hours of operation, thereby providing us the ability to generate power to meet demand whenever necessary and economically feasible. We have historically optimized the utilization of our power supply resources by selling wholesale power to other utilities and to power marketers in the spot market, and through short-term sales contracts primarily in the WECC and MAPP regions. Our 301 MW of low-cost, coal-fired resources supports most of our native load requirements and positions us for wholesale off-system sales.

Operating Agreements

Shared Services Agreement - We have a shared services agreement with Cheyenne Light and Black Hills Wyoming whereby each entity charges for the use of assets and the performance of services being used by, or performed for, an affiliate entity. The revenues and expenses associated with these assets are included in rate base.

Jointly Owned Facilities - Black Hills Power, the City of Gillette and MDU are parties to a joint ownership agreement, whereby Black Hills Power charges the City of Gillette and MDU for administrative services, plant operations and maintenance for their share of the Wygen III generating facility for the life of the plant.

Regulations

Rate Regulation

The following table illustrates certain enacted regulatory information with respect to the states in which we operate:

State	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Capital Structure Debt/Equity	Effective Date	Other Tariffs, Riders and Rate Matters	Percentage of Off-System Sale Profits Shared with Customers
SD	Global Settlement	7.93%	Global Settlement	6/2013	ECA,TCA, Energy Efficiency Cost Recovery/ DSM	65%
SD		8.16%		6/2011	Environmental Improvement Cost Recovery Adjustment Tariff	NA
WY	10.5%	8.60%	48%/52%	6/2010	TCA, ECA	50% subject to symmetrical deadband
MT	15.0%	11.73%	47%/53%	1983	ECA	NA
FERC	10.8%	9.12%	43%/57%	2/2009	FERC Transmission Tariff	NA

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

•
In September 2013, the SDPUC approved Cheyenne Prairie’s construction financing rider effective April 1, 2013 which allows for recovery of construction financing costs from customers during the construction period in lieu of traditional AFUDC. The rider allows Black Hills Power to earn and collect a rate of return during the construction period on the total project cost that relates to South Dakota customers. This rider is similar to the rider approved by WPSC effective November 1, 2012 which allows Black Hills Power to earn and collect a rate of return during the construction period on approximately 60 percent of the total project cost that relates to Wyoming customers. These riders increased gross margin by approximately $2.7 million in 2013.

•	In South Dakota, Wyoming and Montana, we have cost adjustment mechanisms that allow us to pass to our customers the prudently-incurred cost of fuel and purchased power.

•
In South Dakota we have an annual adjustment clause which provides for the direct recovery of increased fuel and purchased power incurred to serve South Dakota customers. Additionally, the ECA contains an off-system sales sharing mechanism in which South Dakota customers receive a credit equal to 65 percent of off-system power marketing operating income. The modification also adjusts the methodology to directly assign renewable resources and firm purchases to the customer load. Wyoming has a similar Fuel and Purchased Power Cost Adjustment.

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

Rate Matters

South Dakota

In January 2014, Black Hills Power filed a rate case with the WPSC requesting an electric revenue increase of $2.8 million to recover investment in Cheyenne Prairie, existing infrastructure and increasing operating costs. The filing seeks a return on equity of 10.25% and a capital structure of 53% equity and 47% debt.

In December 2012, we filed a rate case with the SDPUC requesting an electric revenue increase of $13.7 million, or 9.94%, to recover investment in distribution and transmission lines, generation plant upgrades, environmental compliance and increased operating costs. On September 17, 2013, the SDPUC approved a rate increase of $8.8 million, or 6.4%, effective June 16, 2013.

Power Plant Suspension/Retirements

In order to comply with environmental regulations, including the new EPA Industrial and Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants regulations, operations at our 25 MW coal-fired Ben French power plant were suspended as of August 31, 2012. Operations at our 35 MW coal-fired Osage power plant were suspended as of October 1, 2010. These plants as well as our 22 MW coal-fired plant Neil Simpson I will be retired on or before March 21, 2014. We intend to operate Neil Simpson I until the planned retirement date.

Cheyenne Prairie

As a result of the planned plant retirements for some of our older coal-fired power plants discussed above, Cheyenne Light and Black Hills Power filed a joint CPCN to construct a new $222 million, 132 MW natural gas-fired electric generation facility in Cheyenne, Wyoming. The facility will include construction of one simple-cycle, 37 MW combustion turbine that will be wholly owned by Cheyenne Light and one combined cycle 95 MW unit that will be jointly owned by Cheyenne Light (40 MW) and Black Hills Power (55 MW). The project is expected to be placed into service in the fourth quarter of 2014.

In December 2012, we filed a request with the SDPUC to use a construction financing rider during the construction of Cheyenne Prairie in lieu of traditional AFUDC. This rider is similar to the one approved by the WPSC for Cheyenne Light and Black Hills Power for Wyoming customers in 2012. On January 17, 2013, the SDPUC approved a stipulation with interim rates effective April 1, 2013 and on Sept. 17, 2013, the SDPUC approved the construction financing rider. The rider allows Black Hills Power to earn and collect a rate of return during the construction period on its approximately 40% share of the total project cost that relates to South Dakota customers.

State Regulation

Certain states where we conduct electric utility operations have adopted renewable energy portfolio standards that require or encourage us to source, by a certain future date, a minimum percentage of the electricity delivered to customers from renewable energy generation facilities. At December 31, 2013, we were subject to the following renewable energy portfolio standards or objectives:

•
South Dakota. South Dakota has adopted a renewable portfolio objective that encourages, but does not mandate utilities to generate, or cause to be generated, at least 10% of their retail electricity supply from renewable energy sources by 2015.

•
Montana. In 2005 Montana established a renewable portfolio standard that requires public utilities to obtain a percentage of their retail electricity sales from eligible renewable resources. In March 2013, we filed a petition with the MPSC requesting a waiver of the renewable portfolio standards primarily due to exceeding the applicable “cost cap” included in the standards. However, in March 2013, the Montana Legislature adopted legislation that excluded Black Hills Power from all renewable portfolio standard requirements under Senate Bill 164, primarily due to the very low number of customers we have in Montana and the relatively high cost of meeting the renewable requirements.

•	Wyoming. Wyoming currently has no renewable energy portfolio standard.

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

In 2011, the EPA issued the Industrial and Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants, with updates on December 21, 2012, which impose emission limits, fuel requirements and monitoring requirements. The rule has a compliance deadline of March 21, 2014. In anticipation of this rule and our evaluation of costs to retrofit these plants, we suspended operations at the Osage plant on October 1, 2010 and as a result of this rule, we suspended operations at the Ben French facility on August 31, 2012 with plans to retire Ben French, Osage and Neil Simpson I on or before March 21, 2014.

On February 16, 2012, the EPA signed the National Emission Standards for Hazardous Air Pollutants from Coal and Oil Fired Electric Utility Steam Generating Units (MATS), which became effective on April 16, 2012. This rule imposes requirements for mercury, acid gases, metals and other pollutants. Affected units have a compliance deadline of April 16, 2015, with a pathway defined to apply for a one year extension due to certain very limited circumstances. The current state air permit for Wygen III provides mercury emission limits and monitoring requirements with which we are in compliance. Neil Simpson II and Wygen III have been utilized for internal study and review of mercury emission control technology and have mercury monitors in place. Neil Simpson II, Wygen III and the Wyodak plant are expected to be in compliance by the compliance deadline, without incurring significant costs.

On June 3, 2010, the EPA promulgated the GHG Tailoring Rule, implementing regulations of GHG for permitting purposes. This rule will impact us in the event of a major modification at an existing facility or in the event we establish a new major source of GHG emissions, as defined by EPA regulations. Upon renewal of operating permits for existing permitted facilities monitoring and reporting requirements will be implemented. New projects or major modifications to existing projects will result in a Best Available Control Technology review that could result in more stringent emission control practices and technologies. Wyoming passed GHG legislation in 2012 and 2013, enabling the state to implement EPA’s GHG program. Rules were adopted and submitted to EPA, with approval granted in the November 22, 2013 Federal Register. As of December 23, 2013, Wyoming has full jurisdiction over the GHG permitting program which includes the transfer of the Cheyenne Prairie EPA GHG air permit, to the state of Wyoming. This eliminates the increased time, expense and considerable risk of obtaining a permit from EPA.

On January 8, 2014, the EPA re-proposed Standards of Performance for Greenhouse Gas Emissions from New Stationary Sources: Electric Utility Generating Units. We expect multiple revisions and legal actions before the final rule is issued, so we cannot be certain of impacts from this rule.

In August 2012, the EPA proposed revisions to the Electric Utility New Source Performance Standards for stationary combustion turbines. This rule is expected to be finalized in 2014 and, as proposed, will be applicable to Cheyenne Prairie and eventually all the combustion turbines in our fleet. Among other things, the rule seeks to eliminate startup exemptions and clearly define overhauls for impact on the EPA’s New Source Review regulations, with the intention of eventually bringing all units under the applicability of this rule. The primary impact is expected to be on our older existing units, which will eventually be required to meet tighter NOx emission limitations.

By May 3, 2013, all of our diesel generator engines were required to comply with EPA’s Stationary Reciprocating Internal Combustion Engine Hazardous Air Pollutant regulations. Evaluations were completed, emission control equipment was installed and emission testing confirmed compliance with those requirements.

In 2011, the State of Wyoming issued a letter requiring Neil Simpson II to include startup and shutdown SO2 and NOx emissions when evaluating compliance with permitted emission limits. This represented a significant change from requirements in the original 1993 air permit. Minor engineered design changes were made to improve scrubber performance during startup. Those changes enabled the unit to meet the new requirements. The unit was previously fitted with state of the art low NOx burners that support compliance with this new requirement. Also in 2014, Neil Simpson II will be converting startup fuel from diesel to natural gas.

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

New Accounting Pronouncements

See Note 1 of our Notes to Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in 2013 or pending adoption.

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

Operating electric generating facilities involves risks, including:

•	Operational limitations imposed by environmental and other regulatory requirements;

•
Interruptions to supply of fuel and other commodities used in generation and distribution. We purchase fuel from a number of suppliers. Our results of operations could be negatively impacted by disruptions in the delivery of fuel due to various factors, including but not limited to, transportation delays, labor relations, weather, and environmental regulations, which could limit the ability to operate our facilities;

•	Breakdown or failure of equipment or processes, including those operated by PacifiCorp at the Wyodak plant;

•	Inability to recruit and retain skilled technical labor;

•
Disrupted transmission and distribution. We depend on transmission and distribution facilities, including those operated by unaffiliated parties, to deliver the electricity that we sell to our retail and wholesale customers. If transmission is interrupted, our ability to sell or deliver product and satisfy our contractual obligations may be hindered;

•
Electricity is dangerous for employees and the general public should they come in contact with power lines or electrical equipment. Natural conditions and other disasters such as wind, lightning and winter storms can cause wildfires, pole failures and associated property damage and outages. For example, as described in more detail under “Legal Proceedings,” a fire investigator concluded that a forest and grassland fire in the western Black Hills of Wyoming and South Dakota in 2012 was caused by the failure of a transmission structure owned, operated and maintained by us, and claims have been made against us related to the fire;

•
Disruption in the functioning of our information technology and network infrastructure which are vulnerable to disability, failures and unauthorized access. If our information technology systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions; and

•	Labor relations.

National and regional economic conditions may cause increased late payments and uncollectible accounts, which could adversely affect our results of operations, financial position or liquidity.

A future recession may lead to an increase in late payments from retail, commercial and industrial utility customers, as well as from our non-regulated customers. If late payments and uncollectible accounts increase, our results of operations, financial position and liquidity could be adversely impacted.

Our credit ratings could be lowered below investment grade in the future. If this were to occur, it could impact our access to capital, our cost of capital and our other operating costs.

Our credit rating on our First Mortgage Bonds is A1 by Moody’s, A- by S&P and A- by Fitch. Any reduction in our ratings by the rating agencies could adversely affect our ability to refinance our existing debt and to complete new financings. In addition, a downgrade in our credit rating would increase our costs of borrowing under some of our existing debt obligations. A downgrade could also result in our business counterparties requiring us to provide additional amounts of collateral under new transactions.

Construction, expansion, refurbishment and operation of power generating and transmission facilities involve significant risks which could reduce profitability.

The construction, expansion, refurbishment and operation of power generating and transmission facilities involve many risks, including:

•	The inability to obtain required governmental permits and approvals along with the cost of complying with or satisfying conditions imposed upon such approvals;

•	Contract restrictions upon the timing of scheduled outages;

•	Cost of supplying or securing replacement power during scheduled and unscheduled outages;

•	The unavailability or increased cost of equipment;

•	The cost of recruiting and retaining or the unavailability of skilled labor;

•	Supply interruptions, work stoppages and labor disputes;

•	Increased capital and operating costs to comply with increasingly stringent environmental laws and regulations;

•	Opposition by members of the public or special-interest groups;

•	Weather interferences;

•	Unexpected engineering, environmental or geological problems; and

•	Unanticipated cost overruns.

The ongoing operation of our facilities involves many of the risks described above, in addition to risks relating to the breakdown or failure of equipment or processes and performance below expected levels of output or efficiency. New plants may employ recently developed and technologically complex equipment, especially in the case of newer environmental emission control technology. Any of these risks could cause us to operate below expected capacity levels, which in turn could reduce revenues, increase expenses, or cause us to incur higher maintenance costs and penalties. While we maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance and our rights under warranties or performance guarantees may not be timely or adequate to cover lost revenues, increased expenses or liquidated damage payments.

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

Our energy production, transmission and distribution activities involve numerous risks that may result in accidents and other catastrophic events. These events could disrupt or impair our operations, create additional costs and cause substantial loss to us.

Inherent in our electricity distribution activities are a variety of hazards and operating risks, such as fires, releases of hazardous materials, explosions and mechanical problems that could cause substantial adverse financial impacts. These events could result in injury or loss of human life, significant damage to property or natural resources (including public parks), environmental pollution, impairment of our operations, and substantial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations. Particularly for our distribution lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the damages resulting from any such events could be significant.

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

Our businesses are located in areas that could be subject to seasonal natural disasters such as severe snow and ice storms, flooding and wildfires. These factors could result in interruption of our business, damage to our property such as power lines and substations, and repair and clean-up costs associated with these storms. We may not be able to recover the costs incurred in restoring transmission and distribution property following these natural disasters through a change in our regulated rates thereby resulting in a negative impact on our results of operations, financial condition and cash flows.

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
On May 20, 2011, with amendments on December 21, 2012, the EPA’s Industrial and Commercial Boiler regulations became effective, which provide for hazardous air pollutant-related emission limits and monitoring requirements. The compliance deadline for this rule is March 21, 2014. Engineering evaluations have been completed and confirm the significant impact on our Neil Simpson I, Osage and Ben French facilities. These units will be retired on or before the March 21, 2014 compliance deadline. Although we will seek recovery for the remaining net book values of these plants and prudent decommissioning costs of these units, we cannot be assured of this recovery.

On February 16, 2012, the EPA published in the Federal Register the National Emission Standards for Hazardous Air Pollutants from Coal and Oil Fired Electric Utility Steam Generating Units (MATS), with an effective date of April 16, 2012. Affected units have a compliance deadline of April 16, 2015, with a pathway defined to apply for a one year extension due to certain circumstances. It is expected that all of our plants will be in compliance by the initial 2015 deadline, with the primary impacts to Neil Simpson II, Wygen III and the Wyodak Plant including installation of mercury sorbent injection systems, along with additional monitoring and testing requirements.
The GHG Tailoring Rule, implementing regulations of GHG for permitting purposes, became effective in June 2010. This rule will impact us in the event of a major modification at an existing facility or in the event of a new major source as defined by EPA regulations. Upon renewal of operating permits for existing facilities monitoring and reporting requirements will be implemented. New projects or major modifications to existing projects will result in a Best Available Control Technology review that could impose more stringent emissions control practices and technologies. The EPA’s GHG New Source Performance Standard for new steam electric generating units was re-proposed in September 2013 and is expected to be final in the spring of 2014. As proposed, it effectively prohibits new coal fired units until carbon capture and sequestration becomes technically and economically feasible. It also effectively prohibits simple cycle natural gas combustion turbines from generating more than one-third of their capacity, averaged over a three year period. In 2014, we expect the EPA, to propose regulations for GHG emissions from existing steam electric generating units. This rule could have a significant impact on our coal and natural gas generating fleet.
Due to uncertainty as to the final outcome of federal climate change legislation, or regulatory changes under the Clean Air Act, we cannot definitively estimate the effect of GHG legislation or regulation on our results of operations, cash flows or financial position. The impact of GHG legislation or regulation on our company will depend upon many factors, including but not limited to the timing of implementation, the GHG sources that are regulated, the overall GHG emissions cap level, and the availability of technologies to control or reduce GHG emissions. If a “cap and trade” structure is implemented, the impact will depend on the degree to which offsets are allowed, the allocation of emission allowances to specific sources, and the effect of carbon regulation on natural gas and coal prices.

New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, and the closure of certain generating facilities. To the extent our regulated fossil-fuel generating plants are included in rate base we will attempt to recover costs associated with complying with emission standards or other requirements. Any unrecovered costs could have a material impact on our results of operations and financial condition. In addition, future changes in environmental regulations governing air emissions could render some of our power generating units more expensive or uneconomical to operate and maintain.
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

Certain Federal laws, including the Migratory Bird Act and the Endangered Species Act, provide special protection to certain designated species. These laws and any state equivalents provide for significant civil and criminal penalties for non-permitted activities that result in harm to or harassment of certain protected animals, including damage to their habitats. If such species are located in an area in which we conduct operations, or if additional species in those areas become subject to protection, our operations and development projects, particularly transmission, generation and wind, could be restricted or delayed, or we could be required to implement expensive mitigation measures.

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

Threats of terrorism and catastrophic events that could result from terrorism, cyber-attacks, or individuals and/or groups attempting to disrupt our business, or the businesses of third parties, may impact our operations in unpredictable ways and could adversely affect our results of operations, financial position or liquidity.

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

We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, all of our technology systems are vulnerable to disability, failures or unauthorized access, including cyber-attacks. If our technology systems were to fail or be breached and be unable to recover in a timely way, we would be unable to fulfill critical business functions, and sensitive confidential and other data could be compromised, which could have material adverse effect not only on our financial results but on our public reputation as well.

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

Increasing costs associated with our health care plans and other benefits may adversely affect our results of operations, financial position or liquidity.

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

In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act of 2010 as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “2010 Acts”). The 2010 Acts will have a substantial impact on health care providers, insurers, employers and individuals. The 2010 Acts will impact employers and businesses differently depending on the size of the organization and the specific impacts on a company’s employees. Certain provisions of the 2010 Acts are effective while other provisions of the 2010 Acts will be effective in future years. The 2010 Acts could require, among other things, changes to our current employee benefit plans and in our administrative and accounting processes as well as changes to the costs of our plans. The ultimate extent and cost of these changes cannot be determined at this time and are being evaluated and updated as related regulations and interpretations of the 2010 Acts become available.

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

Information regarding our legal proceedings is incorporated herein by reference to the “Legal Proceedings” sub caption within Item 8, Note 11, “Commitments and Contingencies,” of our Notes to Financial Statements in this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

All of our common stock is held by our parent company, Black Hills Corporation. Accordingly, there is no established trading market for our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Non-GAAP Financial Measure

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

In our Management’s Discussion and Analysis of Results of Operations, Gross margin is calculated as operating revenue less cost of fuel and purchased power. Our gross margin is impacted by the fluctuations in power purchases and natural gas and other fuel supply costs. However, while these fluctuating costs impact gross margin as a percentage of revenue, they only impact total gross margin if the costs cannot be passed through to our customers.

Our gross margin measure may not be comparable to other companies’ gross margin measure. Furthermore, this measure is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

For the years ended December 31,	2013	Variance	2012	Variance	2011
	(in thousands)
Revenue	$254,027	$10,718	$243,309	$(2,322)	$245,631
Fuel and purchased power	89,437	1,918	87,519	(5,703)	93,222
Gross margin	164,590	8,800	155,790	3,381	152,409

Operating expenses	102,246	4,037	98,209	(248)	98,457
Gain on sale of operating assets	—	—	—	768	(768)
Operating income	62,344	4,763	57,581	2,861	54,720

Interest expense, net	(19,291)	(2,226)	(17,065)	(926)	(16,139)
Other income	539	(340)	879	373	506
Income tax expense	(13,419)	890	(14,309)	(2,319)	(11,990)
Net income	$30,173	$3,087	$27,086	$(11)	$27,097

The following tables provide certain electric utility operating statistics for the years ended December 31 (dollars in thousands):

Revenue
Customer Base	2013	Percentage Change	2012	Percentage Change	2011
Residential	$64,566	10%	$58,523	(2)%	$59,826
Commercial	80,289	9%	73,858	1%	72,889
Industrial	27,705	8%	25,656	—%	25,723
Municipal	3,421	5%	3,268	3%	3,172
Total retail sales	175,981	9%	161,305	—%	161,610
Contract wholesale	21,956	8%	20,290	12%	18,105
Wholesale off-system	29,580	(7)%	31,905	(9)%	34,889
Total electric sales	227,517	7%	213,500	(1)%	214,604
Other revenue	26,510	(11)%	29,809	(4)%	31,027
Total revenue	$254,027	4%	$243,309	(1)%	$245,631

Megawatt-Hours Sold
Customer Base	2013	Percentage Change	2012	Percentage Change	2011
Residential	555,204	4%	532,342	(3)%	550,935
Commercial	730,701	—%	731,785	1%	720,978
Industrial	404,009	(1)%	407,301	—%	408,337
Municipal	34,344	(4)%	35,933	5%	34,235
Total retail sales	1,724,258	1%	1,707,361	—%	1,714,485
Contract wholesale	357,193	5%	340,036	(3)%	349,520
Wholesale off-system	1,002,847	(21)%	1,263,457	3%	1,226,548
Total electric sales	3,084,298	(7)%	3,310,854	1%	3,290,553
Losses and company use	158,845	(20)%	197,355	22%	162,316
Total energy	3,243,143	(8)%	3,508,209	2%	3,452,869

We own approximately 471 MW of electric utility generating capacity and purchase an additional 50 MW under a long-term agreement expiring in 2023.

Regulated Power Plant Fleet Availability	2013	2012	2011
Coal-fired plants(a)	96.3%	91.9%	88.8%
Other plants	96.8%	98.5%	95.8%
Total availability	96.5%	94.5%	91.5%
_____________________________

(a)	2011 reflects a planned major outage at the PacifiCorp-operated Wyodak plant.

Resources	2013	Percentage Change	2012	Percentage Change	2011
MWh generated:
Coal	1,768,483	(2)%	1,796,936	5%	1,717,008
Gas	33,374	1%	33,183	118%	15,221
	1,801,857	(2)%	1,830,119	6%	1,732,229

MWh purchased	1,441,286	(14)%	1,678,090	(2)%	1,720,640
Total resources	3,243,143	(8)%	3,508,209	2%	3,452,869

Heating and Cooling Degree Days	2013	2012	2011
Actual
Heating degree days	7,582	6,206	7,579
Cooling degree days	724	937	700

Variance from 30-year average
Heating degree days	9%	(13)%	5%
Cooling degree days	8%	47%	17%

2013 Compared to 2012

Gross margin increased primarily due to a return on additional investments which increased base electric margins by $5.5 million and $2.7 million from the Cheyenne Prairie construction financing rider.

Operations and maintenance increased primarily due to an increase in vegetation management, plant overhaul and maintenance costs, and employee compensation and benefit costs.

Interest expense, net increased primarily due to lower interest income received on affiliate borrowings and increased allocations of corporate debt costs.

Other income, net was comparable to the prior year.

Income tax expense: The effective tax rate decreased in 2013 primarily due to the result of the retroactive reinstatement of research and development credits.

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

Significant Events

South Dakota

In December 2012, we filed a rate case with the SDPUC requesting an electric revenue increase of $13.7 million, or 9.94%, to recover investment in distribution and transmission lines, generation plant upgrades, environmental compliance and increased operating costs. On September 17, 2013, the SDPUC approved a rate increase of $8.8 million, or 6.4%, effective June 16, 2013.

Winter Storm

In October 2013, the City of Rapid City, SD, experienced the second most severe blizzard in history which left most of our customers experiencing power outages. Repairing the substantial and widespread damage far exceeded average annual storm-related costs and in December 2013, we submitted an application to the SDPUC for approval to defer the incremental costs of approximately $2.5 million, including labor, materials and supplies, equipment and outside contractors that were incurred in the efforts to restore power to our customers. In January 2014, approval was received and these costs are included in Regulatory assets until the next rate case filing.

Power Plant Suspension/Retirements

In order to comply with environmental regulations, including the new EPA Industrial and Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants regulations, operations at our 25 MW coal-fired Ben French power plant were suspended as of August 31, 2012. Operations at our 35 MW coal-fired Osage power plant were suspended as of October 1, 2010. These plants as well as our 22 MW coal-fired plant Neil Simpson I will be retired on or before March 21, 2014. We intend to operate Neil Simpson I until the planned retirement date.

Cheyenne Prairie

As a result of the planned plant retirements for some of our older coal-fired power plants discussed above, Cheyenne Light and Black Hills Power filed a joint CPCN to construct a new $222 million, 132 MW natural gas-fired electric generation facility in Cheyenne, Wyoming. The facility will include construction of one simple-cycle, 37 MW combustion turbine that will be wholly owned by Cheyenne Light and one combined cycle 95 MW unit that will be jointly owned by Cheyenne Light (40 MW) and Black Hills Power (55 MW). The project is expected to be placed into service in the fourth quarter of 2014.

In December 2012, we filed a request with the SDPUC to use a construction financing rider during the construction of Cheyenne Prairie in lieu of traditional AFUDC. This rider is similar to the one approved by the WPSC for Cheyenne Light and Black Hills Power for Wyoming customers in 2012. On January 17, 2013, the SDPUC approved a stipulation with interim rates effective April 1, 2013 and on Sept. 17, 2013, the SDPUC approved the construction financing rider. The rider allows Black Hills Power to earn and collect a rate of return during the construction period on its approximately 40% share of the total project cost that relates to South Dakota customers.

Critical Accounting Estimates

We prepare our financial statements in conformity with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas which require management’s judgment in selecting among available GAAP alternatives. We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from our estimates and to the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following accounting estimates are the most critical in understanding and evaluating our reported financial results.

The following discussion of our critical accounting estimates should be read in conjunction with Note 1, “Business Description and Summary of Significant Accounting Policies ” of our Notes to Financial Statements in this Annual Report on Form 10-K.

Pension and Other Postretirement Benefits

The Company, as described in Note 8 to the Financial Statements in this Annual Report on Form 10-K, has a defined benefit pension plan and post-retirement healthcare plan. As of December 31, 2012, a Master Trust was established for the investment of assets of the Plan and other Employer-sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust.

Accounting for pension and other postretirement benefit obligations involves numerous assumptions, the most significant of which relate to the discount rate for measuring the present value of future plan obligations; expected long-term rates of return on plan assets; rate of future increases in compensation levels; and healthcare cost projections. The determination of our obligation and expenses for pension and other postretirement benefits is dependent on the assumptions determined by management and used by actuaries in calculating the amounts. Although we believe our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement obligations and our future expense.

The discount rate used to determine annual defined benefit pension costs accruals will be 5.1% in 2014 and the discount rate used in 2013 was 4.3%. In selecting the discount rate, we consider cash flow durations for each plan’s liabilities on high credit fixed income yield curves for comparable durations. We do not pre-fund our non-qualified plans or postretirement healthcare plans.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and provides any necessary valuation allowances as required. If we determine that we will be unable to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretations of tax laws and the resolution of current and any future tax audits could significantly impact the amounts provided for income taxes in our financial statements. With respect to changes in tax law, the American Taxpayer Relief Act of 2012, which was enacted January 2, 2013, did not have a material impact on the amounts provided for income taxes including our ability to realize deferred tax assets. As expected, certain provisions of the ATRA involving primarily the extension of 50% bonus depreciation resulted in minimal utilization of Federal net operating loss carryforwards. In fact, the 50% bonus depreciation was a contributing factor to the generation of a net operating loss for Federal income tax purposes in 2013.

In addition, on September 13, 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with amounts paid to acquire, produce, or improve tangible property. The regulations have the effect of a change in law and as a result the impact should be taken into account in the period of adoption. In general, such regulations apply to tax years beginning on or after January 1, 2014, with early adoption permitted. We expect to implement most, if not all, of the provisions of the final regulations in 2014. Procedural guidance is expected from IRS in early 2014 to facilitate implementation. Analysis performed to date indicates no material impact to our financial statements. See Note 6 in our Notes to Financial Statements in this Annual Report on Form 10-K for additional information.

Contingencies

When it is probable that an environmental or other legal liability has been incurred, a loss is recognized when the amount of the loss can be reasonably estimated. Estimates of the probability and the amount of loss are made based on currently available facts. Accounting for contingencies requires significant judgment regarding the estimated probabilities and ranges of exposure to potential liability. Our assessment of our exposure to contingencies could change to the extent there are additional future developments, or as more information becomes available. If actual obligations incurred are different from our estimates, the recognition of the actual amounts could have a material impact on our financial position, results of operations and cash flows. We describe any contingencies in Note 11 of the Financial Statements in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

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
Rapid City, South Dakota

We have audited the accompanying balance sheets of Black Hills Power, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, comprehensive income (loss), common stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Black Hills Power, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 27, 2014

BLACK HILLS POWER, INC.
STATEMENTS OF INCOME

Years ended December 31,	2013	2012	2011
	(in thousands)

Revenue	$254,027	$243,309	$245,631

Operating expenses:
Fuel and purchased power	89,437	87,519	93,222
Operations and maintenance	68,857	65,835	66,683
Gain on sale of operating assets	—	—	(768)
Depreciation and amortization	28,125	27,621	27,217
Taxes - property	5,264	4,753	4,557
Total operating expenses	191,683	185,728	190,911

Operating income	62,344	57,581	54,720

Other income (expense):
Interest expense	(19,725)	(17,602)	(16,712)
AFUDC - borrowed	186	161	419
Interest income	248	376	154
AFUDC - equity	368	325	705
Other expense	(196)	—	(344)
Other income	367	554	145
Total other income (expense)	(18,752)	(16,186)	(15,633)

Income from continuing operations before income taxes	43,592	41,395	39,087
Income tax expense	(13,419)	(14,309)	(11,990)

Net income	$30,173	$27,086	$27,097

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31,	2013	2012	2011
	(in thousands)

Net income	$30,173	$27,086	$27,097

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of ($73), $93 and $38, respectively)	139	(171)	(70)
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(23), $0 and $0)	43	—	—

Reclassification adjustment of cash flow hedges settled and included in net income (loss) (net of tax of $(23), $(23) and $(23), respectively)	41	41	42

Other comprehensive income (loss), net of tax	223	(130)	(28)

Comprehensive income (loss), net of tax	$30,396	$26,956	$27,069

See Note 7 for additional disclosure related to comprehensive income.

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS

As of December 31,	2013	2012
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,259	$3,805
Receivables - customers, net	25,799	23,867
Receivables - affiliates	4,934	5,027
Other receivables, net	579	673
Money pool notes receivable	17,292	31,645
Materials, supplies and fuel	23,278	20,633
Deferred income tax assets, net, current	2,170	16,631
Regulatory assets, current	4,891	4,998
Other current assets	4,933	5,781
Total current assets	86,135	113,060

Investments	4,431	4,359

Property, plant and equipment	1,095,884	1,024,768
Less accumulated depreciation and amortization	(334,174)	(322,830)
Total property, plant and equipment, net	761,710	701,938

Other assets:
Regulatory assets, non-current	40,373	48,244
Other, non-current assets	8,524	5,322
Total other assets	48,897	53,566
TOTAL ASSETS	$901,173	$872,923

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS
(Continued)

As of December 31,	2013	2012
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$26,144	$14,318
Accounts payable - affiliates	21,082	21,896
Accrued liabilities	14,966	15,477
Regulatory liabilities, current	161	37
Total current liabilities	62,353	51,728

Long-term debt	269,948	269,944

Deferred credits and other liabilities:
Deferred income tax liabilities, net, non-current	167,309	158,918
Regulatory liabilities, non-current	43,357	43,849
Benefit plan liabilities	12,105	25,888
Other, non-current liabilities	4,247	3,138
Total deferred credits and other liabilities	227,018	231,793

Commitments and contingencies (Notes 4, 8, 9 and 11)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	280,060	257,887
Accumulated other comprehensive loss	(1,197)	(1,420)
Total stockholder’s equity	341,854	319,458
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$901,173	$872,923

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF CASH FLOWS

Years ended December 31,	2013	2012	2011
	(in thousands)
Operating activities:
Net income	$30,173	$27,086	$27,097
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	28,125	27,621	27,217
Deferred income taxes	13,582	24,628	(2,931)
AFUDC - equity	(368)	(325)	(705)
Gain on sale of operating assets	—	—	(768)
Employee benefits	3,094	3,828	2,406
Other adjustments	1,400	1,187	617
Change in operating assets and liabilities -
Accounts receivable and other current assets	(5,175)	2,916	(973)
Accounts payable and other current liabilities	1,180	(903)	989
Contributions to defined benefit pension plan	(2,299)	(6,835)	—
Other operating activities	(3,149)	(6,625)	(1,515)
Net cash provided by (used in) operating activities	66,563	72,578	51,434

Investing activities:
Property, plant and equipment additions	(74,390)	(40,415)	(40,910)
Proceeds from sale of operating assets	—	—	1,135
Notes receivable from affiliate companies, net	6,353	(25,152)	(10,615)
Other investing activities	(72)	469	(197)
Net cash provided by (used in) investing activities	(68,109)	(65,098)	(50,587)

Financing activities:
Long-term debt - repayments	—	(6,487)	(80)
Net cash provided by (used in) financing activities	—	(6,487)	(80)

Net change in cash and cash equivalents	(1,546)	993	767

Cash and cash equivalents:
Beginning of year	3,805	2,812	2,045
End of year	$2,259	$3,805	$2,812

See Note 10 for Supplemental Cash Flows information.

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

	2013	2012	2011
	(in thousands)
Common stock shares:
Balance beginning of year	23,416	23,416	23,416
Issuance of common stock	—	—	—
Balance end of year	23,416	23,416	23,416

Common stock amounts:
Balance beginning of year	$23,416	$23,416	$23,416
Issuance of common stock	—	—	—
Balance end of year	$23,416	$23,416	$23,416

Additional paid-in capital:
Balance beginning of year	$39,575	$39,575	$39,575
Issuance of common stock	—	—	—
Balance end of year	$39,575	$39,575	$39,575

Retained earnings:
Balance beginning of year	$257,887	$274,785	$247,688
Net income	30,173	27,086	27,097
Non-cash dividend to Parent company	(8,000)	(43,984)	—
Balance end of year	$280,060	$257,887	$274,785

Accumulated other comprehensive loss:
Balance beginning of year	$(1,420)	$(1,290)	$(1,262)
Other comprehensive (loss) income, net of tax	223	(130)	(28)
Balance end of year	$(1,197)	$(1,420)	$(1,290)

Total stockholder’s equity	$341,854	$319,458	$336,486

The accompanying notes to financial statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

(1)    BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc. (the Company, “we,” “us” or “our”) is an electric utility serving customers in South Dakota, Wyoming and Montana. We are a wholly-owned subsidiary of BHC or the Parent, a public registrant listed on the New York Stock Exchange.

Basis of Presentation

The financial statements include the accounts of Black Hills Power, Inc. and also our ownership interests in the assets, liabilities and expenses of our jointly owned facilities (Note 3) and are prepared in accordance with GAAP.

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

We had the following regulatory assets and liabilities as follows as of December 31 (in thousands):

	Maximum Recovery Period (in years)	2013	2012
Regulatory assets:
Unamortized loss on reacquired debt(a)	14	$2,257	$2,501
AFUDC(b)	45	8,327	8,460
Employee benefit plans(c)	13	15,233	27,001
Deferred energy costs(a)	1	7,711	6,892
Flow through accounting(a)	35	9,723	8,019
Other regulatory assets(a)	2	2,013	369
Total regulatory assets		$45,264	$53,242

Regulatory liabilities:
Cost of removal for utility plant(a)	53	$30,467	$26,630
Employee benefit plans(d)	13	10,177	15,689
Other regulatory liabilities(e)	13	2,874	1,567
Total regulatory liabilities		$43,518	$43,886
____________________
(a)    Recovery of costs but not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery of costs, we are allowed a return on approximately $24 million according to the approved rate case.

(d)	Approximately $13 million is included in our rate base calculation as a reduction to rate base.

(e)	Approximately $0.8 million is included in our rate base calculation as a reduction to rate base.

Regulatory assets represent items we expect to recover from customers through probable future rates.

Unamortized Loss on Reacquired Debt - The early redemption premium on reacquired bonds is being amortized over the remaining term of the original bonds.

AFUDC - The equity component of AFUDC is considered a permanent difference for tax purposes with the tax benefit being flowed through to customers as prescribed or allowed by regulators. If, based on a regulator’s action, it is probable the utility will recover the future increase in taxes payable represented by this flow-through treatment through a rate revenue increase, a regulatory asset is recognized. This regulatory asset itself is a temporary difference for which a deferred tax liability must be recognized. Accounting standards for income taxes specifically address AFUDC-equity, and require a gross-up of such amounts to reflect the revenue requirement associated with a rate-regulated environment.

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

We maintain an allowance for doubtful accounts which reflects our best estimate of uncollectible trade receivables. We regularly review our trade receivable allowances by considering such factors as historical experience, credit worthiness, the age of the receivable balances and current economic conditions that may affect collectibility. The allowance is calculated by applying estimated write-off factors to various classes of outstanding receivables, including unbilled revenue. The write-off factors used to estimate uncollectible accounts are based upon consideration of both historical collections experience and management’s best estimate of future collection success given the existing collections environment.

Following is a summary of accounts receivable at December 31 (in thousands):

	2013	2012
Accounts receivable trade	$16,300	$14,965
Unbilled revenues	9,719	9,004
Allowance for doubtful accounts	(220)	(102)
Net accounts receivable	$25,799	$23,867

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

Depreciation provisions for regulated electric property, plant and equipment are computed on a straight-line basis using an annual composite rate of 2.1% in 2013, 2.2% in 2012 and 2.2% in 2011.

Derivatives and Hedging Activities

From time to time we utilize risk management contracts including forward purchases and sales to hedge the price of fuel for our combustion turbines and fixed-for-float swaps to fix the interest on any variable rate debt. Contracts that qualify as derivatives under accounting standards for derivatives, and that are not exempted such as normal purchase/normal sale, are required to be recorded in the balance sheet as either an asset or liability, measured at its fair value. Accounting standards for derivatives require that changes in the derivative instrument’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

Income Taxes

We file a federal income tax return with other members of the Parent’s consolidated group. For financial statement purposes, federal income taxes are allocated to the individual companies based on amounts calculated on a separate return basis.

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

It is the Parent’s policy to apply the flow-through method of accounting for investment tax credits. Under the flow-through method, investment tax credits are reflected in net income as a reduction to income tax expense in the year they qualify. Another acceptable accounting method and an exception to this general policy is to apply the deferral method whereby the credit is amortized as a reduction of income tax expense over the useful lives of the related property which gave rise to the credits.

We recognize interest income or interest expense and penalties related to income tax matters in Income tax (expense) benefit on the Statements of Income. We account for uncertainty in income taxes recognized in the financial statements in accordance with accounting standards for income taxes. The unrecognized tax benefit is classified in Other - non-current liabilities on the accompanying Balance Sheets. See Note 6 for additional information.

Recently Adopted Accounting Standards

Other Comprehensive Income: Presentation of Comprehensive Income, ASU 2011-05 and Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 and ASU 2011-12

FASB issued an accounting standards update amending ASC 220 to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB issued ASU 2011-12. ASU 2011-12 indefinitely deferred the provisions of ASU 2011-05 requiring the presentation of reclassification adjustments for items reclassified from other comprehensive income to net income be presented on the face of the financial statements. Ultimately FASB chose not to reinstate the reclassification adjustment requirements in ASU 2011-05 but instead issued ASU 2013-02 in February 2013. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ASU 2013-02

In February 2013, the FASB issued new disclosure requirements for items reclassified out of AOCI to expand the disclosure requirements in ASC 220, Comprehensive Income, for presentation of changes in AOCI. ASU 2013-02 requires disclosure of (1) changes in components of other comprehensive income, (2) for items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line item and (3) cross references to other disclosures that provide additional detail for components of other comprehensive income that are not reclassified in their entirety to net income. Disclosures are required either on the face of the statements of income or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2012. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements and Legislation

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

Final Tangible Personal Property Regulations, IRS Treasury Decision 9636

In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with amounts paid to acquire, produce, or improve tangible property. The regulations have the effect of a change in law and as a result the impact should be taken into account in the period of adoption. In general, such regulations apply to tax years beginning on or after January 1, 2014, with early adoption permitted. We expect that implementation of most, if not all, of the provisions of the final regulations to occur in 2014. Procedural guidance is expected from IRS in early 2014 to facilitate implementation. Analysis performed to date indicates no material impact to our financial statements.

(2)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (dollars in thousands):

		2013		2012
		Weighted		Weighted
		Average		Average	Lives (in years)
	2013	Useful Life (in years)	2012	Useful Life (in years)	Minimum	Maximum
Electric plant:
Production	$512,444	51	$510,674	51	45	65
Transmission	115,149	46	115,092	46	40	60
Distribution	315,971	39	304,113	38	16	45
Plant acquisition adjustment (a)	4,870	32	4,870	32	32	32
General	70,228	22	71,802	22	8	45
Total plant-in-service	1,018,662		1,006,551
Construction work in progress	77,222		18,217
Total electric plant	1,095,884		1,024,768
Less accumulated depreciation and amortization	(334,174)		(322,830)
Electric plant net of accumulated depreciation and amortization	$761,710		$701,938
__________________

(a)	The plant acquisition adjustment is included in rate base and is being recovered with 17 years remaining.

(3)    JOINTLY OWNED FACILITIES

We use the proportionate consolidation method to account for our percentage interest in the assets, liabilities and expenses of the following facilities:

•
We own a 20% interest in the Wyodak Plant (the “Plant”), a coal-fired electric generating station located in Campbell County, Wyoming. PacifiCorp owns the remaining ownership percentage and is the operator of the Plant. We receive our proportionate share of the Plant’s capacity and are committed to pay our share of its additions, replacements and operating and maintenance expenses.

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

As of December 31, 2013, our interests in jointly-owned generating facilities and transmission systems included on our Balance Sheets were as follows (in thousands):

Interest in jointly-owned facilities	Plant in Service	Construction Work in Progress	Accumulated Depreciation
Wyodak Plant	$109,800	$192	$50,595
Transmission Tie	$19,648	$—	$4,741
Wygen III	$131,468	$713	$10,593

(4)    LONG-TERM DEBT

Long-term debt outstanding at December 31 was as follows (in thousands):

	Maturity Date	Interest Rate	2013	2012
First Mortgage Bonds due 2032	August 15, 2032	7.23%	$75,000	$75,000
First Mortgage Bonds due 2039	November 1, 2039	6.125%	180,000	180,000
Unamortized discount, First Mortgage Bonds due 2039			(107)	(111)
Pollution control revenue bonds due 2024	October 1, 2024	5.35%	12,200	12,200
Series 94A Debt(a)	June 1, 2024	0.75%	2,855	2,855
Long-term debt			$269,948	$269,944
___________________

(a)	Variable interest rate at December 31, 2013.

Net deferred financing costs of approximately $2.8 million and $2.9 million were recorded on the accompanying Balance Sheets in Other, non-current assets at December 31, 2013 and 2012, respectively, and are being amortized over the term of the debt. Amortization of deferred financing costs of approximately $0.1 million, $0.2 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, are included in Interest expense on the accompanying Statements of Income.

Substantially all of our property is subject to the lien of the indenture securing our first mortgage bonds. First mortgage bonds may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures. We were in compliance with our debt covenants at December 31, 2013.

Long-term Debt Maturities

Scheduled maturities of our outstanding long-term debt (excluding unamortized discounts) are as follows (in thousands):

2014	$—
2015	$—
2016	$—
2017	$—
2018	$—
Thereafter	$270,055

(5)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at December 31 were as follows (in thousands):

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents (a)	$2,259	$2,259	$3,805	$3,805
Long-term debt, including current maturities (b)	$269,948	$317,531	$269,944	$359,567
_______________

(a)
Fair value approximates carrying value due to either short-term length of maturity or variable interest rates that approximate prevailing market rates and therefore is classified in Level 1 in the fair value hierarchy.

(b)
Long-term debt is valued using the market approach based on observable inputs of quoted market prices and yields available for debt instruments either directly or indirectly for similar maturities and debt ratings in active markets and therefore is classified in Level 2 in the fair value hierarchy. The carrying amount of our variable rate debt approximates fair value due to the variable interest rates with short reset periods. For additional information on our long-term debt, see Note 4 to the Financial Statements.

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

(6)    INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Current	$(163)	$(10,319)	$14,921
Deferred	13,582	24,628	(2,931)
Total income tax expense	$13,419	$14,309	$11,990

The temporary differences which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Employee benefits	$4,567	$5,094
Net operating loss	4,197	10,441
Regulatory liabilities	6,398	13,433
Other	2,193	2,381
Total deferred tax assets	17,355	31,349

Deferred tax liabilities:
Accelerated depreciation and other plant related differences	(161,990)	(154,989)
AFUDC	(8,190)	(5,499)
Regulatory assets	(3,540)	(5,767)
Employee benefits	(3,467)	(3,610)
Deferred costs	(4,240)	(2,608)
Other	(1,067)	(1,163)
Total deferred tax liabilities	(182,494)	(173,636)

Net deferred tax assets (liabilities)	$(165,139)	$(142,287)

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Amortization of excess deferred and investment tax credits	(0.3)	(0.3)	(0.4)
Equity AFUDC	—	(0.1)	(0.6)
Flow through adjustments *	(2.5)	(3.5)	(3.4)
Prior year deferred adjustment **	—	3.6	—
Tax credits	(0.8)	—	—
Other	(0.6)	(0.1)	0.1
	30.8%	34.6%	30.7%
_________________________

*
The flow-through adjustments relate primarily to an accounting method change for tax purposes that allows us to take a current tax deduction for repair costs that continue to be capitalized for book purposes. We recorded a deferred income tax liability in recognition of the temporary difference created between book and tax treatment and we flowed the tax benefit through to our customers in the form of lower rates as a result of a rate case settlement that occurred during 2010. A regulatory asset was established to reflect the recovery of future increases in taxes payable from customers as the temporary differences reverse. As a result of this regulatory treatment, we continue to record a tax benefit consistent with the flow through method.

**
The adjustment was a non-recurring unfavorable true-up attributable to property related deferred income taxes. The removal of the impact of such an adjustment is more appropriately reflective of the effective rate on a recurring basis.

The following table reconciles the total amounts of unrecognized tax benefits, without interest, included in Other deferred credits and other liabilities on the accompanying Balance Sheet (in thousands):

	2013	2012
Unrecognized tax benefits at January 1	$2,078	$3,595
Reductions for prior year tax positions	(155)	(1,586)
Additions for current year tax positions	520	69
Unrecognized tax benefits at December 31	$2,443	$2,078

The reductions for prior year tax positions relate to the reversal through otherwise allowed tax depreciation. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.5 million.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2013 and 2012, the interest expense recognized was not material to our financial results.

We file income tax returns in the United States federal jurisdictions as a member of the BHC consolidated group. We do not anticipate that total unrecognized tax benefits will significantly change due to settlement of any audits or the expiration of statutes of limitations prior to December 31, 2014.

At December 31, 2013, we have federal NOL carry forward of $14 million, expiring in 2031. Ultimate usage of this NOL depends upon our ability to generate future taxable income, which is expected to occur within the prescribed carryforward period.

(7)    COMPREHENSIVE INCOME

The components of the reclassification adjustments for the period, net of tax, included in Other Comprehensive Income were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges	Amounts Reclassified from AOCI
		2013	2012
Gains and Losses on cash flow hedges
Interest rate swaps	Interest expense	$64	$64
Income tax	Income tax benefit (expense)	(23)	(23)
Total reclassification adjustments related to cash flow hedges, net of tax		$41	$41

Amortization of defined benefit plans:
Actuarial gain (loss)	Operations and maintenance	$66	$—
Income tax	Income tax benefit (expense)	(23)	—
Total reclassification adjustments related to defined benefit plans, net of tax		$43	$—

Derivatives designated as cash flow hedges relate to a treasury lock entered into in August 2002 to hedge $50 million of our First Mortgage Bonds due on August 15, 2032. The treasury lock cash settled on August 8, 2002, the bond pricing date, and resulted in a $1.8 million loss. The treasury lock is treated as a cash flow hedge and the resulting loss is carried in Accumulated Other Comprehensive Loss and is being amortized over the life of the related bonds.

Balances by classification included within Accumulated other comprehensive loss on the accompanying Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Employee Benefit Plans	Total

As of December 31, 2012	$(760)	$(660)	$(1,420)
Other comprehensive income (loss)	41	182	223
As of December 31, 2013	$(719)	$(478)	$(1,197)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Employee Benefit Plans	Total

As of December 31, 2011	$(801)	$(489)	$(1,290)
Other comprehensive income (loss)	41	(171)	(130)
As of December 31, 2012	$(760)	$(660)	$(1,420)

(8)    EMPLOYEE BENEFIT PLANS

Funded Status of Benefit Plans

The funded status of the postretirement benefit plan is required to be recognized in the statement of financial position. The funded status for the pension plan is measured as the difference between the projected benefit obligation and the fair value of plan assets. The funded status for all other benefit plans is measured as the difference between the accumulated benefit obligation and the fair value of plan assets. A liability is recorded for an amount by which the benefit obligation exceeds the fair value of plan assets or an asset is recorded for any amount by which the fair value of plan assets exceeds the benefit obligation. The measurement date of the plans is December 31, our year-end balance sheet date. As of December 31, 2013, the unfunded status of our Defined Benefit Pension Plan was $3.8 million, the unfunded status of our Supplemental Non-qualified Defined Benefit Plans was $3.1 million and the unfunded status of our Non-pension Defined Benefit Postretirement Healthcare Plans was $5.9 million.

We apply accounting standards for regulated operations, and accordingly, the unrecognized net periodic benefit cost that would have been reclassified to Accumulated other comprehensive income (loss) was alternatively recorded as a regulatory asset or regulatory liability, net of tax.

Defined Benefit Pension Plan

We have a noncontributory defined benefit pension plan (“Pension Plan”) covering employees who meet certain eligibility requirements. The benefits are based on years of service and compensation levels during the highest five consecutive years of the last ten years of service. Our funding policy is in accordance with the federal government’s funding requirements. The Pension Plan’s assets are held in trust and consist primarily of equity and fixed income investments.

The Pension Plan has been frozen to new employees and certain employees who did not meet age and service based criteria at the time the Plan was frozen. Plan benefits are based on years of service and calculations of average earnings during a specific time period prior to retirement.

As of December 31, 2012, certain Plan investments were transferred to a Master Trust that was established for the investment of assets of the Plan and other Employer-sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust.

On October 29, 2012, the Board of Directors approved a new Investment Policy. The objective of the Investment Policy is to manage assets in such a way that will allow the eventual settlement of our obligations to the Plans’ beneficiaries. To meet this objective, our pension plan assets are managed by an outside adviser using a portfolio strategy that will provide liquidity to meet the Plans’ benefit payment obligations and an asset allocation that will comprise a mix of return-seeking and liability-hedging assets. Our Pension Plan funding policy is in accordance with the federal government’s funding requirements. The Pension Plan’s assets are held in trust and consist primarily of equity, fixed income and hedged investments. The expected long-term rate of return for investments was 7.25% and 7.25% for the 2013 and 2012 plan years, respectively.

Pension Plan Assets

The percentages of total plan asset fair value by investment category of our Pension Plan assets at December 31 were as follows:

	2013	2012
Equity securities	26%	51%
Real estate	4%	—%
Fixed income funds	58%	48%
Cash and cash equivalents	1%	1%
Hedge funds	11%	—%
Total	100%	100%

Supplemental Non-qualified Defined Benefit Retirement Plans

We have various supplemental retirement plans (“Supplemental Plans”) for key executives. The Supplemental Plans are non-qualified defined benefit plans. The Supplemental Plans are subject to various vesting schedules.

Supplemental Plan Assets

We do not fund our Supplemental Plans. We fund on a cash basis as benefits are paid.

Non-pension Defined Benefit Postretirement Healthcare Plan

Employees who are participants in our Non-Pension Postretirement Healthcare Plan (“Healthcare Plan”) and who retire on or after attaining minimum age and years of service requirements are entitled to postretirement healthcare benefits. These benefits are subject to premiums, deductibles, co-payment provisions and other limitations. We may amend or change the Healthcare Plan periodically. We are not pre-funding our retiree medical plan. We have determined that the Healthcare Plan’s post-65 retiree prescription drug plans are actuarially equivalent and qualify for the Medicare Part D subsidy.

Plan Assets

We do not fund our Healthcare Plans. We fund on a cash basis as benefits are paid.

Plan Contributions and Estimated Cash Flows

Contributions made to the Pension Plans are cash contributions made directly to the Pension Plan Trust accounts. Healthcare and Supplemental Plan contributions are made in the form of benefit payments. Contributions for the years ended December 31 were as follows (in thousands):

	2013	2012
Defined Benefit Plans
Defined Benefit Pension Plan	$2,299	$6,835
Non-pension Defined Benefit Postretirement Healthcare Plan	$578	$835
Supplemental Non-qualified Defined Benefit Plan	$217	$256

Defined Contribution Plans
Company Retirement Contribution	$421	$404
Matching Contributions	$1,301	$1,328

We do not intend to make a contribution to our employee defined benefit pension plan in 2014.

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

Defined Benefit Pension Plan	2013
	Level 1	Level 2	Level 3	Total Fair Value
AXA Equitable General Fixed Income	$—	$213	$—	$213
Common Collective Trust - Cash and Cash Equivalents	—	252	—	252
Common collective trust - equity	—	14,833	—	14,833
Common collective trust - fixed income	—	32,742	—	32,742
Common collective trust - real estate	—	682	1,718	2,400
Hedge funds	—	—	5,965	5,965
Total investments measured at fair value	$—	$48,722	$7,683	$56,405

Defined Benefit Pension Plan	2012
	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$535	$—	$—	$535
Common collective trust - equity	—	27,267	—	27,267
Common collective trust - fixed income	—	21,127	—	21,127
Structured products	—	4,536	—	4,536
Total investments measured at fair value	$535	$52,930	$—	$53,465

Cash and Cash Equivalents: This category is comprised of the AXA Equitable General Fixed Income Fund wand Common Collective Trusts - cash and cash equivalents. The AXA Equitable General Fixed Income Fund is a fund of diversified portfolios, primarily composed of fixed income instruments. Assets are invested in long-term holdings, such as commercial, agricultural and residential mortgages, publicly traded and privately place bonds and real estate as well as short-term bonds. Fair values of mortgage loans are measured by discounting future contractual cash flows to be received on the mortgage loans using interest rates at which loans with similar characteristics. The discount rate is derived from taking the appropriate U.S. Treasury rate with a like term. The fair value of public fixed maturity securities are generally based on prices obtained from independent valuation service provides with reasonableness prices compared with directly observable market trades. The fair value of privately placed securities are determined using a discounted cash flow model. These models use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries and industry sector of the issuer.

Common Collective Trust: The Pension Plan owns units of the Common Collective Trust funds that they are utilizing in their portfolio. The value of each unit of any fund as of any valuation date shall be determined by calculating the total value of such fund’s assets as of the close of business on such valuation date, deducting its total liabilities as of such time and date, and then dividing the so-determined net asset value of such fund by the total number of units of such fund outstanding on the date of valuation.

Common Collective Trust-Real Estate Fund: This fund is valued based on various factors of the underlying real estate properties, including market rent, market rent growth, occupancy levels, etc. As part of the trustee’s valuation process, properties are externally appraised generally on an annual basis. The appraisals are conducted by reputable independent appraisal firms and signed by appraisers that are members of the Appraisal Institute, with professional designation of Member, Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. We receive monthly statements from the trustee, along with the annual schedule of investments, and rely on these reports for pricing the units of the fund. Certain of the funds’ assets contain participant withdrawal policy and, therefore, are categorized as Level 3. The funds without participant withdrawal limitations are categorized as Level 2.

Hedge Funds: Hedge funds represent investments in other investment funds that seek a return utilizing a number of diverse investment strategies. The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions. Amounts are reported on a one-month lag. The fair value of hedge funds is determined using net asset value per share based on the fair value of the hedge fund’s underlying investments. Generally, shares may be redeemed at the end of each quarter, after a lockup period of one-year, with a 65 day notice and is limited to a percentage of total net asset value of the fund. The net asset values are based on the fair value of each fund’s underlying investments. There are no unfunded commitments related to these hedge funds.
Structured Products: Investments are created through the process of financial engineering (that is, by combining underlying securities like equity, bonds, or indices with derivatives). The value of derivative securities, such as options, forwards and swaps is determined by (respectively, derives from) the prices of the underlying securities.

The following table sets forth a summary of changes in the fair value of the Defined Benefit Pension Plans’ Level 3 assets for the period ended December 31 (in thousands):

2013
Balance, beginning of period	$—
Transfers	1,550
Purchase	5,834
Unrealized gain (loss)	317
Realized gain (loss)	(3)
Settlements	(15)
Balance, end of period	$7,683

The following table presents the quantitative information about Level 3 fair value measurements (dollars in thousands):

	Fair Value at	Valuation	Level 3	Range (Weighted)
	December 31, 2013	Technique	Input	Average
Assets:
Common Collective Trust - Real Estate (a)	$1,718	Market Approach	Redemption Restriction	N/A
Hedge Funds (b)	$5,965	Market Approach	Redemption Restriction	N/A
_____________

(a)
The underlying net asset value in the Common Collective Trust - Real Estate fund is determined by appraisal of the properties held in the Trust. As part of the Trustee's valuation process, properties are externally appraised generally on an annual basis. The appraisals are conducted by reputable independent appraisal firms and signed by appraisers that are members of the Appraisal Institute, with the professional designation of Member, Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. We receive monthly statements from the Trustee along with the annual schedule of investments and rely on these reports for pricing the units of the fund. The fund does contain a participant withdrawal policy.

(b)
The fair value of Level 3 is determined based on pricing provided or reviewed by third-party administrator to our investment managers. While the input amounts used by the pricing vendor in determining fair value are not provided, and therefore, unavailable for our review, the asset results are reviewed and monitored to ensure the fair values are reasonable and in line with market experience in similar asset classes. Additionally, the audited financial statements of the funds will be reviewed at the time they are issued.

Plan Reconciliations

The following tables provide a reconciliation of the Employee Benefit Plan’s obligations and fair value of assets, components of the net periodic expense and elements of regulatory assets and liabilities and AOCI (in thousands):

Benefit Obligations

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$69,820	$65,557	$3,427	$2,292	$6,766	$8,207
Service cost	852	765	—	—	216	214
Interest cost	2,969	2,969	133	104	239	343
Actuarial loss (gain)	(7,818)	4,510	(212)	1,287	(459)	(1,748)
Amendments (a)	—	—	—	—	(342)	—
Benefits paid	(4,850)	(2,850)	(217)	(256)	(1,045)	(835)
Asset transfer (to) from affiliate	(750)	(1,131)	—	—	(75)	26
Plan curtailment reduction	—	—	—	—	—	—
Medicare Part D adjustment	—	—	—	—	82	71
Plan participants’ contributions	—	—	—	—	468	488

Projected benefit obligation at end of year	$60,223	$69,820	$3,131	$3,427	$5,850	$6,766
_______________

(a)	Reflects Board of Directors approval of increase to Company’s contribution to RMSA account.

A reconciliation of the fair value of Plan assets (as of the December 31 measurement date) is as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2013	2012	2013	2012	2013	2012
Beginning market value of plan assets	$53,465	$45,017	$—	$—	$—	$—
Investment income	6,070	5,240	—	—	—	—
Benefits paid	(4,850)	(2,850)	—	—	—	—
Employer contributions	2,299	6,835	—	—	—	—
Asset transfer to affiliate	(579)	(777)	—	—	—	—
Ending market value of plan assets	$56,405	$53,465	$—	$—	$—	$—

Amounts recognized in the Balance Sheets at December 31 consist of (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Plan
	2013	2012	2013	2012	2013	2012
Regulatory asset (liability)	$13,735	$26,683	$—	$—	$2,781	$(2,174)
Current (liability)	$—	$—	$(216)	$(216)	$(491)	$(438)
Non-current (liability)	$(3,818)	$(16,356)	$(2,915)	$(3,211)	$(5,372)	$(6,321)

Accumulated Benefit Obligation (dollars in thousands)

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2013	2012	2013	2012	2013	2012
Accumulated benefit obligation	$55,283	$63,417	$3,131	$3,427	$5,850	$6,766

Components of Net Periodic Expense (dollars in thousands)

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Retirement Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$852	$765	$798	$—	$—	$—	$216	$214	$210
Interest cost	2,969	2,969	3,092	133	104	114	239	343	365
Expected return on assets	(3,764)	(3,139)	(3,619)	—	—	—	—	—	—
Amortization of prior service cost (credits)	43	57	62	—	—	—	(278)	(278)	(314)
Amortization of transition obligation	2,609	—	—	—	—	—	—	—	—
Recognized net actuarial loss (gain)	—	2,599	1,486	66	55	48	9	139	163
Curtailment expense	—	—	—	—	—	—	—	—	—
Net periodic expense	$2,709	$3,251	$1,819	$199	$159	$162	$186	$418	$424

Accumulated Other Comprehensive Income (Loss)

Amounts included in AOCI, after-tax, that have not yet been recognized as components of net periodic benefit cost at December 31 were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2013	2012	2013	2012	2013	2012
Net loss	$—	$—	$(479)	$(660)	$—	$—
Prior service cost	—	—	—	—	—	—

Total accumulated other comprehensive income (loss)	$—	$—	$(479)	$(660)	$—	$—

The amounts in AOCI, regulatory assets or regulatory liabilities, after-tax, expected to be recognized as a component of net periodic benefit cost during calendar year 2014 were as follows (in thousands):

	Defined Benefits Pension Plan	Supplemental Non-qualified Defined Benefit Retirement Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
Net loss	$611	$29	$—
Prior service cost	28	—	(206)
Total net periodic benefit cost expected to be recognized during calendar year 2014	$639	$29	$(206)

Assumptions

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Retirement Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.10%	4.35%	4.65%	4.68%	4.25%	4.70%	4.45%	3.65%	4.35%
Rate of increase in compensation levels	3.86%	3.91%	3.67%	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for plan year:
Discount rate	4.35%	4.65%	5.50%	3.88%	4.70%	5.00%	3.65%	4.35%	5.00%
Expected long-term rate of return on assets*	7.25%	7.25%	7.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	3.91%	3.67%	3.70%	N/A	N/A	N/A	N/A	N/A	N/A
_____________________________

*	The expected rate of return on plan assets is 6.75% for the calculation of the 2014 net periodic pension cost.

The healthcare benefit obligation was determined at December 31 as follows:

	2013	2012
Healthcare trend rate pre-65
Trend for next year	7.50%	7.75%
Ultimate trend rate	4.50%	4.50%
Year Ultimate Trend Reached	2027	2027

Healthcare trend rate post-65
Trend for next year	6.25%	6.50%
Ultimate trend rate	4.50%	4.50%
Year Ultimate Trend Reached	2026	2026

We do not pre-fund our post-retirement benefit plan. The table below shows the estimated impacts of an increase or decrease to our healthcare trend rate for our Retiree Health Care Plan (dollars in thousands):

Change in Assumed Trend Rate	Service and Interest Costs	Accumulated Periodic Postretirement Benefit Obligation
1% increase	$9	$179
1% decrease	$(9)	$(165)

The following benefit payments, which reflect future service, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Retirement Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
2014	$3,177	$217	$491
2015	$3,227	$214	$432
2016	$3,270	$184	$410
2017	$3,367	$213	$418
2018	$3,483	$210	$473
2019-2023	$20,002	$1,271	$2,483

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

(9)    RELATED-PARTY TRANSACTIONS

Non-Cash Dividend to Parent

We have recorded a non-cash dividend to our Parent for approximately $8.0 million and $44 million in 2013 and 2012 and decreased the utility money pool note receivable, net for approximately $8.0 million and $44 million, in 2013 and 2012 respectively.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. These balances as of December 31 were as follows (in thousands):

	2013	2012
Receivable - affiliates	$4,934	$5,027
Accounts payable - affiliates	$21,082	$21,896

Money Pool Notes Receivable and Notes Payable

We have a Utility Money Pool Agreement (the Agreement) with BHC, Cheyenne Light and Black Hills Energy. Under the agreement, we may borrow from BHC however the Agreement restricts us from loaning funds to BHC or to any of BHCs’ non-utility subsidiaries. The Agreement does not restrict us from making dividends to BHC. Borrowings under the agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one month LIBOR rate plus 1.0%.

The cost of borrowing under the Utility Money Pool was 1.60% at December 31, 2013.

We had the following balances with the Utility Money Pool as of December 31 (in thousands):

	2013	2012
Notes receivable (payable), net	$17,292	$31,645

Net interest income (expense) relating to the Utility Money Pool for the years ended December 31, was as follows (in thousands)

	2013	2012	2011
Net interest income (expense)	$505	$617	$1,414

Other Balances and Transactions

We have the following Power Purchase and Transmission Services Agreements with affiliated entities:

•
Cheyenne Light entered into a PPA with Happy Jack. Under a separate inter-company agreement expiring on September 3, 2028, Cheyenne Light has agreed to sell up to 15 MW of the facility output from Happy Jack to us.

•	Cheyenne Light entered into a PPA with Silver Sage. Under a separate inter-company agreement expiring on September 30, 2029, Cheyenne Light has agreed to sell 20 MW of energy from Silver Sage to us.

•	A Generation Dispatch Agreement with Cheyenne Light that requires us to purchase all of Cheyenne Light’s excess energy.

We had the following related party transactions for the years ended December 31 included in the corresponding captions in the accompanying Statements of Income:

	2013	2012	2011
	(in thousands)
Revenues:
Energy sold to Cheyenne Light	$1,338	$2,372	$957
Rent from electric properties	$3,627	$2,661	$7,523

Purchases:
Purchase of coal from WRDC	$18,542	$20,690	$21,319
Purchase of excess energy from Cheyenne Light	$3,640	$3,139	$4,127
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$1,886	$1,988	$1,955
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$3,207	$3,269	$3,281
Corporate support services from Parent, Black Hills Service Company and Black Hills Utility Holdings	$30,738	$24,163	$18,567

(10)    SUPPLEMENTAL CASH FLOW INFORMATION

Years ended December 31,	2013	2012	2011
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$13,590	$3,969	$1,882
Non-cash decrease to money pool note receivable, net	$(8,000)	$(43,984)	$—
Non-cash dividend to Parent company	$8,000	$43,984	$—

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(19,174)	$(17,099)	$(16,294)
Income taxes	$219	$7,176	$(15,347)

(11)    COMMITMENTS AND CONTINGENCIES

Power Purchase and Transmission Services Agreements

We have the following power purchase and transmission agreements, not including related party agreements, as of December 31, 2013 (see Note 9 for information on related party agreements):

•
A PPA with PacifiCorp expiring on December 31, 2023, which provides for the purchase by us of 50 MW of electric capacity and energy. The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp’s coal-fired electric generating plants;

•	A firm point-to-point transmission access agreement to deliver up to 50 MW of power on PacifiCorp’s transmission system to wholesale customers in the western region through December 31, 2023; and

•	An agreement with Thunder Creek for gas transport capacity, expiring in October 31, 2019.

Costs incurred under these agreements were as follows for the years ended December 31 (in thousands):

Contract	Contract Type	2013	2012	2011
PacifiCorp	Electric capacity and energy	$13,026	$13,224	$12,515
PacifiCorp	Transmission access	$1,384	$1,215	$1,215
Thunder Creek	Gas transport capacity	$633	$633	$633

Future Contractual Obligations

The following is a schedule of future minimum payments required under the power purchase, transmission services, facility and vehicle leases, and gas supply agreements (in thousands):

2014	$12,451
2015	$12,443
2016	$12,443
2017	$12,443
2018	$6,133
Thereafter	$28,764

Long-Term Power Sales Agreements

We have the following power sales agreements as of December 31, 2013:

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

Oil Creek Fire
On June 29, 2012, a forest and grassland fire occurred in the western Black Hills of Wyoming. A fire investigator concluded that the fire was caused by the failure of a transmission structure owned, operated and maintained by us. On April 16, 2013, thirty-five private parties filed suit in the United States District Court for the District of Wyoming, asserting claims for damages against us based upon allegations of negligence, negligence per se, common law nuisance, and trespass. Although not currently included in the lawsuit, we also received written damage claims from an additional landowner and from the State of Wyoming. Altogether the claims seek recovery for fire suppression, reclamation and rehabilitation costs, damage to fencing and other personal property, alleged injury to timber, grass or hay, livestock and related operations, and diminished value of real estate, for a current total amount of $15 million. In addition to claims for these compensatory damages, the lawsuit seeks recovery of punitive damages. Our investigation of the cause and origin of the fire is ongoing. We have denied and will vigorously defend all claims arising out of the fire, pending the completion of our investigation. Given the uncertainty of litigation, however, a loss related to the fire, the litigation and related claims, is reasonably possible. We cannot reasonably estimate the amount of a potential loss because our investigation is ongoing, and because damage claims are currently incomplete or undocumented. Further claims may be presented by these and other parties. We cannot predict the outcome of our investigation, the viability of alleged claims or the outcome of the litigation. Based upon information currently available, however, management does not expect the claims, if determined adversely to us, to have a material adverse effect upon our financial condition, results of operations or cash flows.

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

The EPA issued the Industrial and Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants, with updates which impose emission limits, fuel requirements and monitoring requirements. The rule has a compliance deadline of March 21, 2014. In anticipation of this rule, we suspended operations at the Osage plant on October 1, 2010 and as a result of this rule, we suspended operations at the Ben French facility on August 31, 2012 with plans to retire Osage, Ben French and Neil Simpson I on or before March 21, 2014. While the net book value of these plants is estimated to be insignificant at the time of retirement, we would reasonably expect any remaining value to be recovered through future rates.

Solid Waste Disposal

Various materials used at our facilities are subject to disposal regulations. Our Osage plant, at which operations have been suspended, has an on-site ash impoundment that is near capacity. An application to close the impoundment was approved by the State of Wyoming on April 13, 2012. Site closure work was completed in 2013 and post closure monitoring activities will continue for 30 years. In September 2013, Osage also received a permit to close the small industrial rubble landfill. Site work was completed and post closure monitoring will continue for 30 years.

(12)    QUARTERLY HISTORICAL DATA (Unaudited)

We operate on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Operating revenues	$59,817	$60,832	$67,268	$66,110
Operating income	$12,503	$14,293	$18,704	$16,844
Net income	$5,582	$6,652	$9,298	$8,641

2012
Operating revenues	$62,270	$58,372	$61,134	$61,533
Operating income	$12,742	$13,859	$15,361	$15,619
Net income	$6,053	$6,727	$8,147	$6,159

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2013. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is presented on Page 24 of this Annual Report on Form 10-K.

During our fourth fiscal quarter, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services provided to us for the fiscal years ended December 31 by our independent registered public accounting firm, Deloitte & Touche LLP (in thousands):

Deloitte & Touche LLP	2013	2012
Audit Fees	$345	$128
Tax Fees	4	94
Audit-related fees	—	—
Total	$349	$222

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

Audit-Related Fees. Fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services may include internal control reviews; attest services that are not required by statute or regulation; employee benefit plan audits; due diligence, consultations and audits related to mergers and acquisitions; and consultations concerning financial accounting and reporting standards.

The services performed by Deloitte & Touche LLP were pre-approved in accordance with the Black Hills Corporation Audit Committee’s pre-approval policy whereby the Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accountants. The Audit Committee annually reviews the services expected to be provided by the independent auditors and establishes pre-approval fee levels for each category of services to be provided, including audit, audit-related, tax and other services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Financial statements required by Item 15 are listed in the index included in Item 8 of Part II.

	2.	Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in this Form 10-K.

SCHEDULE II

BLACK HILLS POWER, INC. VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31,

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions charged to costs and expenses	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
2013	$102	$754	$(636)	$220
2012	$143	$503	$(544)	$102
2011	$230	$551	$(638)	$143

3.	Exhibits

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).

3.2*
Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant’s Form 10-K for 2000).

3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Registration Statement on Form S-8 dated July 13, 1999).

4.1*
Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as Exhibit 4.19 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669-01)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and The Bank of New York Mellon (as successor to J.P. Morgan Chase Bank), as Trustee (filed as Exhibit 4.20 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669-01)). Second Supplemental Indenture, dated as of October 27, 2009, between Black Hills Power, Inc. and The Bank of New York Mellon (filed as Exhibit 4.21 to the Registration Statement on Form S-3 (No. 333-150669-01)).

10.1*
Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669-01)).

10.2*
Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10.2 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669-01)).

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

BLACK HILLS POWER, INC.

		By	/s/ DAVID R. EMERY
David R. Emery, Chairman and
Chief Executive Officer

Dated:	February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID R. EMERY	Director and	February 27, 2014
David R. Emery, Chairman and	Principal Executive Officer
Chief Executive Officer

/s/ ANTHONY S. CLEBERG	Principal Financial and	February 27, 2014
Anthony S. Cleberg, Executive Vice President	Accounting Officer
and Chief Financial Officer

/s/ JACK W. EUGSTER	Director	February 27, 2014
Jack W. Eugster

/s/ MICHAEL H. MADISON	Director	February 27, 2014
Michael H. Madison

/s/ STEVEN R. MILLS	Director	February 27, 2014
Stephen R. Mills

/s/ STEPHEN D. NEWLIN	Director	February 27, 2014
Stephen D. Newlin

/s/ GARY L. PECHOTA	Director	February 27, 2014
Gary L. Pechota

/s/ REBECCA B. ROBERTS	Director	February 27, 2014
Rebecca B. Roberts

/s/ WARREN L. ROBINSON	Director	February 27, 2014
Warren L. Robinson

/s/ JOHN B. VERING	Director	February 27, 2014
John B. Vering

/s/ THOMAS J. ZELLER	Director	February 27, 2014
Thomas J. Zeller

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).

3.2*
Articles of Amendment to the Articles of Incorporation of the Registrant, as filed with the Secretary of State of the State of South Dakota on December 22, 2000 (filed as an exhibit to the Registrant’s Form 10-K for 2000).

3.3*	Bylaws of the Registrant (filed as an exhibit to the Registrant’s Registration Statement on Form S-8 dated July 13, 1999).

4.1*
Restated and Amended Indenture of Mortgage and Deed of Trust of Black Hills Corporation (now called Black Hills Power, Inc.) dated as of September 1, 1999 (filed as Exhibit 4.19 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669-01)). First Supplemental Indenture, dated as of August 13, 2002, between Black Hills Power, Inc. and The Bank of New York Mellon (as successor to J.P. Morgan Chase Bank), as Trustee (filed as Exhibit 4.20 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669-01)). Second Supplemental Indenture, dated as of October 27, 2009, between Black Hills Power, Inc. and The Bank of New York Mellon (filed as Exhibit 4.21 to the Registration Statement on Form S-3 (No. 333-150669-01)).

10.1*
Restated and Amended Coal Supply Agreement for NS II dated February 12, 1993 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669-01)).

10.2*
Second Restated and Amended Power Sales Agreement dated September 29, 1997, between PacifiCorp and Black Hills Power, Inc. (filed as Exhibit 10.2 to the Registrant’s Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-150669-01)).

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