Form 10-Q
period 2014-03-31
BLACK HILLS POWER INC
filed 2014-05-07
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 30, 2014, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles in the United States of America
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
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

IRS	United States Internal Revenue Service
LIBOR	London Interbank Offered Rate
Moody's	Moody's Investor Services, Inc.
MW	Megawatts
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor's Rating Services
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
(unaudited)	2014	2013
	(in thousands)

Revenue	$71,267	$59,817

Operating expenses:
Fuel and purchased power	27,045	22,098
Operations and maintenance	18,110	16,808
Depreciation and amortization	6,887	6,986
Taxes - property	1,679	1,422
Total operating expenses	53,721	47,314

Operating income	17,546	12,503

Other income (expense):
Interest expense	(4,947)	(4,847)
AFUDC - borrowed	72	58
Interest income	58	27
AFUDC - equity	145	134
Other income (expense), net	43	82
Total other income (expense)	(4,629)	(4,546)

Income from continuing operations before income taxes	12,917	7,957
Income tax expense	(4,274)	(2,375)
Net income	8,643	5,582

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(6) and $(6), respectively)	10	10
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(4) and $(6), respectively)	7	11
Other comprehensive income	17	21

Comprehensive income	$8,660	$5,603

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	March 31, 2014	December 31, 2013
	(in thousands, except common stock par value and share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,398	$2,259
Receivables - customers, net	30,554	25,799
Receivables - affiliates	4,938	4,934
Other receivables, net	387	579
Money pool notes receivable, net	11,072	17,292
Materials, supplies and fuel	24,493	23,278
Deferred income tax assets, net, current	1,565	2,170
Regulatory assets, current	7,656	4,891
Other, current assets	4,355	4,933
Total current assets	89,418	86,135

Investments	4,494	4,431

Property, plant and equipment	1,115,668	1,095,884
Less accumulated depreciation and amortization	(339,749)	(334,174)
Total property, plant and equipment, net	775,919	761,710

Other assets:
Regulatory assets, non-current	42,828	40,373
Other, non-current assets	6,657	8,524
Total other assets	49,485	48,897
TOTAL ASSETS	$919,316	$901,173

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	March 31, 2014	December 31, 2013
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$29,838	$26,144
Accounts payable - affiliates	19,137	21,082
Accrued liabilities	20,062	14,966
Regulatory liabilities, current	385	161
Total current liabilities	69,422	62,353

Long-term debt, net of current maturities	269,949	269,948

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	171,481	167,309
Regulatory liabilities, non-current	42,693	43,357
Benefit plan liabilities	12,085	12,105
Other, non-current liabilities	3,172	4,247
Total deferred credits and other liabilities	229,431	227,018

Commitments and contingencies (Notes 5, 6 and 9)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	288,703	280,060
Accumulated other comprehensive loss	(1,180)	(1,197)
Total stockholder’s equity	350,514	341,854
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$919,316	$901,173

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

(unaudited)	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating activities:
Net income	$8,643	$5,582
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	6,887	6,986
Deferred income tax	4,254	2,252
Employee benefits	324	774
AFUDC - equity	(145)	(134)
Other adjustments, net	(1,014)	389
Change in operating assets and liabilities -
Accounts receivable and other current assets	(7,768)	(994)
Accounts payable and other current liabilities	8,111	393
Other operating activities, net	(1,419)	1,749
Net cash provided by (used in) operating activities	17,873	16,997

Investing activities:
Property, plant and equipment additions	(21,885)	(14,243)
Change in money pool notes receivable, net	6,220	(3,418)
Other investing activities	(63)	(78)
Net cash provided by (used in) investing activities	(15,728)	(17,739)

Financing activities:
Other financing activities	(6)	—
Net cash provided by (used in) financing activities	(6)	—

Net change in cash and cash equivalents	2,139	(742)

Cash and cash equivalents, beginning of period	2,259	3,805
Cash and cash equivalents, end of period	$4,398	$3,063

See Note 8 for supplemental cash flow information.

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2013 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The unaudited condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2013 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2014, December 31, 2013 and March 31, 2013 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 and March 31, 2013, and our financial condition as of March 31, 2014 and December 31, 2013 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued and Adopted Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position, results of operations, or cash flows.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	March 31, 2014	December 31, 2013
Accounts receivable trade	$22,131	$16,300
Unbilled revenues	8,629	9,719
Allowance for doubtful accounts	(206)	(220)
Receivables - customers, net	$30,554	$25,799

(3)	REGULATORY ASSETS AND LIABILITIES

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	March 31, 2014	December 31, 2013
Regulatory assets:
Unamortized loss on reacquired debt(a)	14	$2,196	$2,257
AFUDC(b)	45	8,375	8,327
Employee benefit plans(c)	13	15,314	15,233
Deferred energy costs(a)	1	9,639	7,711
Flow through accounting(a)	35	10,024	9,723
Other(a)	2	4,936	2,013
Total regulatory assets		$50,484	$45,264

Regulatory liabilities:
Cost of removal for utility plant(a)	53	$30,999	$30,467
Employee benefit plans	13	10,327	10,177
Other	13	1,752	2,874
Total regulatory liabilities		$43,078	$43,518
____________________

(a)	Recovery or return of costs, but not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(4)	PROPERTY, PLANT AND EQUIPMENT

On March 21, 2014, we retired our Osage, Ben French and Neil Simpson I electric generating plants primarily due to federal environmental regulations. The total plant to be decommissioned remaining in Property, plant and equipment at March 31, 2014 is as follows (in thousands):

Cost of Plant	Accumulated Depreciation	Net Book Value
$54,929	$(50,555)	$4,374

We reasonably expect the remaining book value to be recovered through future rates.

(5)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	March 31, 2014	December 31, 2013
Receivables - affiliates	$4,938	$4,934
Accounts payable - affiliates	$19,137	$21,082

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Cheyenne Light and Black Hills Energy. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At March 31, 2014, the cost of borrowing under the Utility Money Pool was 1.61%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	March 31, 2014	December 31, 2013
Money pool notes receivable, net	$11,072	$17,292

Net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net interest income (expense)	$(781)	$(440)

Other related party activity was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
Energy sold to Cheyenne Light	$679	$140
Rent from electric properties	$1,023	$988

Fuel and purchased power:
Purchases of coal from WRDC	$5,014	$4,524
Purchase of excess energy from Cheyenne Light	$629	$946
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$664	$650
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$1,094	$1,085

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$7,853	$7,276

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$176	$213
Interest cost	748	742
Expected return on plan assets	(926)	(941)
Prior service cost	11	11
Net loss (gain)	235	652
Net periodic benefit cost	$244	$677

Non-pension Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Non-Pension Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$56	$54
Interest cost	60	60
Prior service cost (benefit)	(84)	(69)
Net loss (gain)	—	2
Net periodic benefit cost	$32	$47

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest cost	$37	$33
Net loss (gain)	11	17
Net periodic benefit cost	$48	$50

Contributions

We anticipate we will make contributions to the benefit plans during 2014 and 2015. Contributions to the Defined Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Three Months Ended March 31, 2014	Remaining Anticipated Contributions for 2014	Anticipated Contributions for 2015
Defined Benefit Pension Plan	$—	$—	$20
Non-Pension Defined Benefit Postretirement Healthcare Plan	$138	$415	$595
Supplemental Non-qualified Defined Benefit Plans	$54	$163	$215

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance on fair value measurements establishes a hierarchy for grouping assets and liabilities, based on significance of inputs. For additional information see Note 1 included in our 2013 Annual Report on Form 10-K filed with the SEC.

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$4,398	$4,398	$2,259	$2,259
Long-term debt, including current maturities (b)	$269,949	$332,917	$269,948	$317,531
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

(8)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow for the three months ended are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$11,760	$4,953

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(3,264)	$(3,098)
Income taxes, net	$—	$—

(9)	COMMITMENTS AND CONTINGENCIES

Other than the items discussed below, there have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2013 Annual Report on Form 10-K.

Cheyenne Prairie

Construction is continuing on Cheyenne Prairie, a natural gas-fired electric generating facility, jointly owned by us and Cheyenne Light. We own 55 MW and Cheyenne Light owns 40 MW of the facility’s combined-cycle unit. We expect to incur approximately $96 million of the expected total cost for our share of the jointly owned combined-cycle unit. Year-to-date expenditures for construction costs for our share of the combined cycle unit are approximately $13 million. Construction is expected to be completed by September 30, 2014. As of March 31, 2014, committed contracts for equipment purchases and for construction were 100% and 83% complete, respectively.

Oil Creek Fire

On June 29, 2012, a forest and grassland fire occurred in the western Black Hills of Wyoming.  A state fire investigator concluded that the fire was caused by the failure of a transmission structure owned, operated and maintained by Black Hills Power. On April 16, 2013, a lawsuit was filed in the United States District Court for the District of Wyoming, which forty-seven plaintiffs have now joined, asserting claims for damages against Black Hills Power. The claims include allegations of negligence, negligence per se, common law nuisance, and trespass. Although not currently included in the lawsuit, Black Hills Power also received written damage claims from an additional landowner and from the State of Wyoming. Altogether the claims seek recovery for fire suppression, reclamation and rehabilitation costs, damage to fencing and other personal property, alleged injury to timber, grass or hay, livestock and related operations, and diminished value of real estate, for a current total amount of $16 million. In addition to claims for these compensatory damages, the lawsuit seeks recovery of punitive damages. Our investigation of the cause and origin of the fire is ongoing. We have denied and will vigorously defend all claims arising out of the fire, pending the completion of our investigation. We cannot predict the outcome of our investigation, the viability of alleged claims or the outcome of the litigation.

Civil litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. We believe such negotiations would effect a settlement of all claims. Regardless of whether the litigation is determined at trial, or through settlement, we expect to incur significant investigation, legal and expert services expenses associated with the litigation. In order to limit our exposure to losses due to civil liability claims, and related litigation expense, we maintain insurance coverage above a $1.0 million deductible. We expect this coverage to limit our exposure, and we will pursue recoveries to the maximum extent available under the policies. Based upon information currently available, we believe that a loss associated with settlement of pending claims is probable. Accordingly, as of March 31, 2014, we recorded a loss contingency liability related to these claims, and we recorded a receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage. Both of these entries reflect our reasonable estimate of probable future litigation expense and settlement costs; we did not base these contingencies on any determination that it is probable we would be found liable for these claims were they to be litigated.

Given the uncertainty of litigation, however, a loss related to the fire, the litigation and related claims, in excess of the loss we have determined to be probable is reasonably possible. However, we cannot reasonably estimate the amount of such possible loss because our investigation is ongoing, damage claims are currently incomplete or undocumented, and there are significant factual and legal issues to be resolved. Further claims may be presented by these and other parties. Based upon information currently available, however, management does not expect the outcome of the claims to have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

Cheyenne Prairie

Construction continued on Cheyenne Prairie, a jointly owned natural gas-fired electric generating facility, to serve our customers and the customers of Cheyenne Light. We own 55 MW and Cheyenne Light owns 40 MW of a combined-cycle unit that is part of the facility. We expect to incur approximately $96 million for our share of the combined-cycle unit. Project-to-date expenditures for our share of the combined-cycle unit are approximately $79 million. The project is on schedule to be placed into service in October of 2014.

On September 17, 2013, the SDPUC approved the use of a construction financing rider for the South Dakota portion of costs for Cheyenne Prairie, effective April 1, 2013. We recorded additional gross margins of approximately $1.4 million for the three months ended March 31, 2014, relating to this rider. The WPSC approved a similar construction financing rider for our Wyoming customers during 2012.

Request for Rate Increase

On March 31, 2014, we filed a rate request with the SDPUC for an annual revenue increase of $14.6 million to recover operating expenses and infrastructure investments, primarily for Cheyenne Prairie. The filing seeks a return on equity of 10.25%, and a capital structure of approximately 53.3% equity and 46.7% debt. This filing also includes recovery of deferred costs for both Winter Storm Atlas and the retirement of certain plants. Osage, Ben French, and Neil Simpson 1 were retired on March 21, 2014 due to federal environmental regulations.

On January 17, 2014, we filed a request with the WPSC for an annual revenue increase of $2.8 million, to recover investments made in electric infrastructure, primarily for Cheyenne Prairie. The filing seeks a return on equity of 10.25% and a capital structure of approximately 53.3% equity and 46.7% debt.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended March 31,
	2014	2013	Variance
	(in thousands)
Revenue	$71,267	$59,817	$11,450
Fuel and purchased power	27,045	22,098	4,947
Gross margin	44,222	37,719	6,503

Operating expenses	26,676	25,216	1,460
Operating income	17,546	12,503	5,043

Interest income (expense), net	(4,817)	(4,762)	(55)
Other income (expense), net	188	216	(28)
Income tax expense	(4,274)	(2,375)	(1,899)
Net income	$8,643	$5,582	$3,061

	Electric Revenue by Customer Type
	Three Months Ended March 31,
	(in thousands)
	2014	Percentage Change	2013
Residential	$20,061	22%	$16,442
Commercial	21,528	23%	17,484
Industrial	7,335	22%	6,010
Municipal	792	11%	714
Total retail revenue	49,716	22%	40,650
Contract wholesale	5,598	(3)%	5,767
Off-system wholesale	9,075	45%	6,250
Other revenue	6,878	(4)%	7,150
Total revenue	$71,267	19%	$59,817

	Megawatt Hours Sold by Customer Type
	Three Months Ended March 31,
	2014	Percentage Change	2013
Residential	171,311	6%	160,970
Commercial	184,448	5%	175,617
Industrial	100,851	10%	91,632
Municipal	7,686	(1)%	7,783
Total retail quantity sold	464,296	6%	436,002
Contract wholesale	95,228	(8)%	103,784
Wholesale off-system	254,796	7%	238,447
Total quantity sold	814,320	5%	778,233
Losses and company use	36,037	(10)%	40,101
Total energy	850,357	4%	818,334

	Megawatt Hours Generated and Purchased
	Three Months Ended March 31,
Generated -	2014		Percentage Change	2013
Coal-fired	417,248	(a)	(2)%	427,015
Gas-fired	2,308		(26)%	3,120
Total generated	419,556		(2)%	430,135

Total purchased	430,801		11%	388,199
Total generated and purchased	850,357		4%	818,334
__________________
(a) Decrease reflects the retirement of Neil Simpson I on March 21, 2014.

	Power Plant Availability
	Three Months Ended March 31,
	2014	2013
Coal-fired plants	94.5%	95.9%
Other plants	99.8%	97.8%
Total availability	96.5%	96.7%

	Degree Days
	Three Months Ended March 31,
	2014		2013
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating and cooling degree days:
Heating degree days	3,410	6%	3,210	—%
Cooling degree days	—	—%	—	—%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. Net income was $8.6 million compared to $5.6 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to $4.4 million from increased retail rates, the Cheyenne Prairie construction financing rider, and a $1.8 million increase resulting from higher retail volumes sold, partially offset by a decrease in contract wholesale volumes sold.

Operations and maintenance increased primarily due to increased maintenance and higher vegetation management costs, partially offset by lower costs due to a plant suspension.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate is higher in 2014 when compared to 2013 due primarily to the research and development tax credit not being extended to 2014. The credit was retroactively reinstated to January 1, 2012 in January 2013.

Credit Ratings

Credit ratings impact our ability to obtain short- and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of March 31, 2014, our credit ratings for our Senior Secured Debt, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating
S&P	A-
Moody’s(*)	A1
Fitch	A-
______________________

*	On January 30, 2014, Moody’s upgraded the BHP credit rating to A1 from A2.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates”, “estimates”, “expects”, “intends”, “plans”, “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 2 - Management’s Discussion & Analysis.

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in Item 1A of our 2013 Annual Report on Form 10-K, including statements contained within Item 1A - Risk Factors and Part II, Item 1A of this Quarterly Report on Form 10Q.

ITEM 4.	CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A, “Controls and Procedures” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2013 Annual Report on Form 10-K and Note 9 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 9 is incorporated by reference into this item.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors previously disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
and Chief Financial Officer

Dated: May 7, 2014

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