Form 10-Q
period 2014-09-30
BLACK HILLS POWER INC
filed 2014-11-06
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 31, 2014, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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
Cheyenne Prairie
Cheyenne Prairie Generating Station is a 132 MW natural gas-fired generating facility in Cheyenne, Wyoming, jointly owned by Cheyenne Light and Black Hills Power. Cheyenne Prairie was placed into commercial operations on October 1, 2014.

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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor’s Rating Services
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2014	2013	2014	2013
	(in thousands)

Revenue	$67,729	$67,268	$199,736	$187,917

Operating expenses:
Fuel, purchased power and natural gas	23,919	22,454	72,242	65,676
Operations and maintenance	16,261	17,744	51,709	51,693
Depreciation and amortization	7,090	7,036	20,949	21,058
Taxes - property	1,452	1,330	4,502	3,990
Total operating expenses	48,722	48,564	149,402	142,417

Operating income	19,007	18,704	50,334	45,500

Other income (expense):
Interest expense	(4,992)	(4,974)	(14,923)	(14,745)
AFUDC - borrowed	76	25	205	124
Interest income	201	144	470	207
AFUDC - equity	165	45	427	228
Other income (expense), net	5	(52)	100	174
Total other income (expense)	(4,545)	(4,812)	(13,721)	(14,012)

Income from continuing operations before income taxes	14,462	13,892	36,613	31,488
Income tax expense	(4,546)	(4,594)	(11,824)	(9,956)
Net income	9,916	9,298	24,789	21,532

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(6) and $(6) for the three months ended September 30, 2014 and 2013 and $(17) and $(18) for the nine months ended September 30, 2014 and 2013, respectively)	10	10	31	30
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(4) and $(5) for the three months ended September 30, 2014 and 2013 and $(12) and $(17) for the nine months ended September 30, 2014 and 2013, respectively)	8	12	22	34
Other comprehensive income	18	22	53	64

Comprehensive income	$9,934	$9,320	$24,842	$21,596

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	September 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,641	$2,259
Receivables - customers, net	31,419	25,799
Receivables - affiliates	5,448	4,934
Other receivables, net	312	579
Money pool notes receivable, net	—	17,292
Materials, supplies and fuel	24,311	23,278
Deferred income tax assets, net, current	—	2,170
Regulatory assets, current	9,924	4,891
Other, current assets	4,549	4,933
Total current assets	80,604	86,135

Investments	4,554	4,431

Property, plant and equipment	1,163,813	1,095,884
Less accumulated depreciation and amortization	(351,298)	(334,174)
Total property, plant and equipment, net	812,515	761,710

Other assets:
Regulatory assets, non-current	45,630	40,373
Other, non-current assets	9,546	8,524
Total other assets	55,176	48,897
TOTAL ASSETS	$952,849	$901,173

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	September 30, 2014	December 31, 2013
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$32,538	$26,144
Accounts payable - affiliates	22,271	21,082
Accrued liabilities	19,064	14,966
Money pool notes payable, net	19,433	—
Deferred income tax liabilities, net, current	621	—
Regulatory liabilities, current	364	161
Total current liabilities	94,291	62,353

Long-term debt, net of current maturities	257,751	269,948

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	178,368	167,309
Regulatory liabilities, non-current	42,020	43,357
Benefit plan liabilities	10,766	12,105
Other, non-current liabilities	2,957	4,247
Total deferred credits and other liabilities	234,111	227,018

Commitments and contingencies (Notes 5, 6 and 10)

Stockholders’ equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	304,849	280,060
Accumulated other comprehensive loss	(1,144)	(1,197)
Total stockholders’ equity	366,696	341,854
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$952,849	$901,173

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating activities:
Net income	$24,789	$21,532
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	20,949	21,058
Deferred income tax	11,803	9,630
Employee benefits	971	2,322
AFUDC - equity	(427)	(228)
Other adjustments, net	(55)	1,070
Change in operating assets and liabilities -
Accounts receivable and other current assets	(11,368)	952
Accounts payable and other current liabilities	12,787	(1,797)
Contributions to defined benefit pension plan	(1,696)	(2,299)
Other operating activities, net	(6,851)	724
Net cash provided by (used in) operating activities	50,902	52,964

Investing activities:
Property, plant and equipment additions	(72,460)	(52,242)
Change in money pool notes receivable, net	17,292	(733)
Other investing activities	(123)	(43)
Net cash provided by (used in) investing activities	(55,291)	(53,018)

Financing activities:
Change in money pool notes payable, net	19,433	—
Long-term debt - repayments	(12,200)	—
Other financing activities	(462)	—
Net cash provided by (used in) financing activities	6,771	—

Net change in cash and cash equivalents	2,382	(54)

Cash and cash equivalents, beginning of period	2,259	3,805
Cash and cash equivalents, end of period	$4,641	$3,751

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2014, December 31, 2013 and September 30, 2013 financial information and are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2014 and September 30, 2013, and our financial condition as of September 30, 2014 and December 31, 2013 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	September 30, 2014	December 31, 2013
Accounts receivable trade	$23,261	$16,300
Unbilled revenues	8,382	9,719
Allowance for doubtful accounts	(224)	(220)
Receivables - customers, net	$31,419	$25,799

(3)	REGULATORY ASSETS AND LIABILITIES

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	September 30, 2014	December 31, 2013
Regulatory assets:
Unamortized loss on reacquired debt(a)	10	$2,447	$2,257
AFUDC(b)	45	8,386	8,327
Employee benefit plans(c)	13	15,314	15,233
Deferred energy and fuel cost adjustments - current (a)	1	14,418	7,711
Flow through accounting(a)	35	11,031	9,723
Other(a)	2	3,958	2,013
Total regulatory assets		$55,554	$45,264

Regulatory liabilities:
Cost of removal for utility plant(a)	53	$30,852	$30,467
Employee benefit plans	13	10,328	10,177
Other	13	1,204	2,874
Total regulatory liabilities		$42,384	$43,518
____________________

(a)	Recovery or return of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(4)	PROPERTY, PLANT AND EQUIPMENT

On March 21, 2014, we retired our Osage, Ben French and Neil Simpson I electric generating plants primarily due to federal environmental regulations. The total plant to be decommissioned remaining in Property, plant and equipment at September 30, 2014 is as follows (in thousands):

Cost of Plant	Accumulated Depreciation	Net Book Value
$54,230	$(49,718)	$4,512

We reasonably expect the remaining book value to be recovered through future rates.

(5)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	September 30, 2014	December 31, 2013
Receivables - affiliates	$5,448	$4,934
Accounts payable - affiliates	$22,271	$21,082

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Cheyenne Light and Black Hills Energy. We are the administrator of the Money Pool. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At September 30, 2014, the average cost of borrowing under the Utility Money Pool was 1.42%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	September 30, 2014	December 31, 2013
Money pool notes receivable, net	$—	$17,292
Money pool notes payable, net	$19,433	$—

Our net interest income relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net interest income (expense)	$(3)	$132	$81	$420

Other related party activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Energy sold to Cheyenne Light	$391	$238	$1,467	$595
Rent from electric properties	$1,126	$987	$3,200	$2,961

Fuel and purchased power:
Purchases of coal from WRDC	$4,854	$4,822	$13,886	$14,087
Purchase of excess energy from Cheyenne Light	$1,117	$964	$2,330	$2,898
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$264	$228	$1,393	$1,293
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$430	$414	$2,274	$2,210

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$6,274	$7,583	$20,433	$22,637

(6)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$176	$213	$528	$639
Interest cost	748	742	2,244	2,226
Expected return on plan assets	(925)	(941)	(2,776)	(2,823)
Prior service cost	11	11	32	33
Net loss (gain)	235	652	705	1,956
Net periodic benefit cost	$245	$677	$733	$2,031

Non-pension Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Non-Pension Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$56	$54	$168	$162
Interest cost	60	60	180	180
Prior service cost (benefit)	(84)	(69)	(252)	(207)
Net loss (gain)	—	2	—	6
Net periodic benefit cost	$32	$47	$96	$141

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$36	$33	$109	$99
Net loss (gain)	11	17	33	51
Net periodic benefit cost	$47	$50	$142	$150

Contributions

We anticipate we will make contributions to the benefit plans during 2014 and 2015. Contributions to the Defined Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Contributions Nine Months Ended September 30, 2014	Remaining Anticipated Contributions for 2014	Anticipated Contributions for 2015
Defined Benefit Pension Plan	$1,696	$—	$2,193
Non-Pension Defined Benefit Postretirement Healthcare Plan	$415	$138	$595
Supplemental Non-qualified Defined Benefit Plans	$163	$54	$215

(7)    LONG-TERM DEBT

On September 30, 2014, we repaid in full $12 million in principal on the 5.35% Pollution Control Revenue Bonds originally due to mature on October 1, 2024. In addition, we paid the accrued interest on these bonds of $0.3 million.

(8)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$4,641	$4,641	$2,259	$2,259
Long-term debt, including current maturities (b)	$257,751	$330,397	$269,948	$317,531
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

(9)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Nine months ended September 30,	2014	2013
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$9,534	$9,495
Non-cash (decrease) to money pool notes receivable, net	$—	$(8,000)
Non-cash dividend to Parent	$—	$8,000

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(13,301)	$(12,784)
Income taxes, net	$—	$223

(10)	COMMITMENTS AND CONTINGENCIES

Other than the items discussed below, there have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2013 Annual Report on Form 10-K.

Cheyenne Prairie

Construction was completed on Cheyenne Prairie, a natural gas-fired electric generating facility jointly owned by us and Cheyenne Light. We own 55 MW and Cheyenne Light owns 40 MW of the facility’s combined-cycle unit. Our cost is approximately $91 million for our share of the combined-cycle unit. The facility was placed into commercial operation on October 1, 2014. Included in our cost of Cheyenne Prairie are contingencies of approximately $1.1 million remaining on contracts pertaining to site finishing, contractor close-outs, and construction management demobilization and cleanup. Resolution of these contingencies is expected in the fourth quarter of 2014.

Oil Creek Fire

On June 29, 2012, a forest and grassland fire occurred in the western Black Hills of Wyoming. A state fire investigator concluded that the fire was caused by the failure of a transmission structure which we owned, operated and maintained. On April 16, 2013, a lawsuit was filed in the United States District Court for the District of Wyoming, which forty-seven plaintiffs and the State of Wyoming have now joined, asserting claims for damages against us. The claims include allegations of negligence, negligence per se, common law nuisance, and trespass. In addition to claims for these compensatory damages, the lawsuit seeks recovery of punitive damages. Our investigation of the cause and origin of the fire is ongoing. We have denied and will vigorously defend all claims arising out of the fire, pending the completion of our investigation. We cannot predict the outcome of our investigation, the viability of alleged claims or the outcome of the litigation.

Civil litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. We believe such negotiations would effect a settlement of all claims. Regardless of whether the litigation is determined at trial or through settlement, we expect to incur significant investigation, legal and expert services expenses associated with the litigation. We maintain insurance coverage to limit our exposure to losses due to civil liability claims, and related litigation expense. The deductible applicable to some types of claims arising out of this fire is $1.0 million. We expect this coverage to limit our exposure, and we will pursue recoveries to the maximum extent available under the policies. Based upon information currently available, we believe that a loss associated with settlement of pending claims is probable. Accordingly, as of September 30, 2014, we recorded a loss contingency liability related to these claims, and we recorded a receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage. Both of these entries reflect our reasonable estimate of probable future litigation expense and settlement costs; we did not base these contingencies on any determination that it is probable we would be found liable for these claims were they to be litigated.

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

(11)    SUBSEQUENT EVENT

Long-Term Debt

On October 1, 2014, in a private placement to provide permanent financing for Cheyenne Prairie, we issued $85 million of 4.43% coupon first mortgage bonds due October 20, 2044.

Related-Party Gas Transportation Service Agreement

On October 1, 2014, we entered into a gas transportation service agreement with Cheyenne Light in connection with gas supply for Cheyenne Prairie. The agreement is for a term of 40 years, in which we pay a monthly service and facility fee for firm and interruptible gas transportation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

Cheyenne Prairie

On October 1, 2014, Black Hills Power and Cheyenne Light placed into commercial service their jointly-owned Cheyenne Prairie generating station. Cheyenne Prairie is a natural gas-fired generating facility built to serve Black Hills Power and Cheyenne Light customers. We own 55 MW and Cheyenne Light owns 40 MW of the facility’s combined-cycle unit. Our cost is approximately $91 million for our share of the combined-cycle unit. Cheyenne Prairie was constructed on time and on budget. Construction financing costs were recovered through construction financing riders. New rates were implemented on October 1, 2014 for Black Hills Power customers in Wyoming, as previously approved by the WPSC, and interim rates were implemented on October 1, 2014 for customers in South Dakota.

Bond Issuance

On October 1, 2014, we issued $85 million of 4.43% coupon first mortgage bonds due October 20, 2044 to provide permanent financing for Cheyenne Prairie. Proceeds from the bond sale also funded the September 30, 2014 early redemption of our 5.35% $12 million pollution control revenue bonds, originally due October 1, 2024.

Regulatory Matters

We received approval from the WPSC on the rate case associated with Cheyenne Prairie, previously filed on January 17, 2014. On August 21, 2014, the WPSC approved rate case settlement agreements authorizing an increase for Black Hills Power of approximately $2.2 million for annual electric revenue, effective October 1, 2014. The settlement also included a return on equity of 9.9% and a capital structure of 53.3% equity and 46.7% debt.

On July 22, 2014, we filed a CPCN with the WPSC to construct a $54 million, 230-kV, 144 mile-long transmission line that would connect the Teckla Substation in northeast Wyoming, to the Lange Substation near Rapid City, South Dakota, for the Wyoming portion of this line. On June 30, 2014, we filed an application with the SDPUC, for a permit to construct the South Dakota portion of this line. Approval by the WPSC and SDPUC is anticipated in the fourth quarter of 2014.

On March 31, 2014, we filed a rate request with the SDPUC for an annual revenue increase of $14.6 million to recover operating expenses and infrastructure investments, primarily for Cheyenne Prairie. The filing seeks a return on equity of 10.25%, and a capital structure of approximately 53.3% equity and 46.7% debt. Interim rates were implemented on October 1, 2014 when Cheyenne Prairie commenced commercial operations. A final ruling from the SDPUC is expected in the first quarter of 2015.

On March 21, 2014, we retired the Ben French, Neil Simpson I, and Osage coal-fired power plants. These three plants totaling 81 MW were closed because of federal environmental regulations. These plants are primarily replaced by our share of Cheyenne Prairie. On October 1, 2014, we transferred the remaining net book value of these plants to a regulatory asset in accordance with an order granted by the SDPUC.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
	(in thousands)
Revenue	$67,729	$67,268	$461	$199,736	$187,917	$11,819
Fuel and purchased power	23,919	22,454	1,465	72,242	65,676	6,566
Gross margin	43,810	44,814	(1,004)	127,494	122,241	5,253

Operating expenses	24,803	26,110	(1,307)	77,160	76,741	419
Operating income	19,007	18,704	303	50,334	45,500	4,834

Interest income (expense), net	(4,715)	(4,805)	90	(14,248)	(14,414)	166
Other income (expense), net	170	(7)	177	527	402	125
Income tax expense	(4,546)	(4,594)	48	(11,824)	(9,956)	(1,868)
Net income	$9,916	$9,298	$618	$24,789	$21,532	$3,257

	Electric Revenue by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	(in thousands)
	2014	Percentage Change	2013	2014	Percentage Change	2013
Residential	$15,941	(6)%	$16,951	$50,333	7%	$46,928
Commercial	24,747	6%	23,319	67,475	13%	59,716
Industrial	6,816	—%	6,850	21,685	8%	20,070
Municipal	964	(11)%	1,078	2,602	(1)%	2,639
Total retail revenue	48,468	1%	48,198	142,095	10%	129,353
Contract wholesale	5,551	(5)%	5,847	15,622	(6)%	16,540
Wholesale off-system	6,278	(23)%	8,123	20,764	(7)%	22,222
Other revenue	7,432	46%	5,100	21,255	7%	19,802
Total revenue	$67,729	1%	$67,268	$199,736	6%	$187,917

	Megawatt Hours Sold by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Percentage Change	2013	2014	Percentage Change	2013
Residential	120,117	(9)%	131,664	398,821	(2)%	406,159
Commercial	214,590	7%	201,332	575,579	4%	551,712
Industrial	96,443	(2)%	98,174	302,208	2%	295,662
Municipal	9,387	(12)%	10,691	24,781	(7)%	26,621
Total retail quantity sold	440,537	—%	441,861	1,301,389	2%	1,280,154
Contract wholesale	83,714	(4)%	87,092	250,941	(7)%	268,529
Wholesale off-system	171,189	(35)%	261,567	595,483	(23)%	777,854
Total quantity sold	695,440	(12)%	790,520	2,147,813	(8)%	2,326,537
Losses and company use	67,325	45%	46,474	170,279	28%	132,629
Total energy	762,765	(9)%	836,994	2,318,092	(6)%	2,459,166

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,				Nine Months Ended September 30,
Generated -	2014		Percentage Change	2013	2014		Percentage Change	2013
Coal-fired	414,551	(a)(b)	(9)%	457,329	1,168,641	(a)(b)	(12)%	1,334,441
Gas-fired	12,054	(c)	(34)%	18,275	17,026	(c)	(34)%	25,953
Total generated	426,605		(10)%	475,604	1,185,667		(13)%	1,360,394

Total purchased	336,160		(7)%	361,390	1,132,425		3%	1,098,772
Total generated and purchased	762,765		(9)%	836,994	2,318,092		(6)%	2,459,166
__________________
(a) Decrease reflects the retirement of Neil Simpson I on March 21, 2014.

(b)	The nine months ended September 30, 2014 reflects a planned annual outage at Neil Simpson II and an unplanned outage for a catalyst repair at Wygen III.

(c)	The nine months ended September 30, 2014 include a planned outage at Ben French CT's #1 and #2 for a controls upgrade.

	Power Plant Availability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Coal-fired plants (a)	96.5%	96.6%	89.8%	96.8%
Other plants (b)	91.4%	92.6%	91.0%	96.1%
Total availability	94.2%	95.0%	90.3%	96.5%
____________________

(a)	The nine months ended September 30, 2014 reflects a planned annual outage at Neil Simpson II and an unplanned outage for a catalyst repair at Wygen III.

(b)	The nine months ended September 30, 2014 include a planned outage at Ben French CT's #1 and #2 for a controls upgrade.

	Degree Days				Degree Days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating and cooling degree days:
Heating degree days	241	15%	107	(49)%	4,676	6%	4,544	6%
Cooling degree days	382	(32)%	646	15%	481	(28)%	724	8%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. Net income was $9.9 million compared to $9.3 million for the same period in the prior year primarily due to the following:

Gross margin decreased primarily due to a 41% decrease in cooling degree days compared to the same period in the prior year resulting in a $1.3 million decrease on lower demand and residential MWh sold. Wholesale margins were also impacted from plant outages related to unit contingent contracts, resulting in $0.7 million decrease in wholesale margins. These decreases were partially offset by increased rider margins of $0.5 million due to a return on additional investment in our generating facilities and higher common use system revenues of $0.3 million.

Operations and maintenance decreased primarily due to lower generation plant maintenance and employee costs.

Interest expense, net was comparable to the same period in the prior year, reflecting lower interest expense in the current year, partially offset by lower current year interest income driven by a decrease in lending to the Utility money pool.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate was lower in 2014 when compared to 2013 due primarily to an increase in an estimated flow through tax adjustment, partially offset by a prior period research and development tax credit not being extended to 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. Net income was $25 million compared to $22 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due a return on additional investments which increased base electric margins by $3.6 million, increased rider margins by $2.7 million, and a $0.8 million increase resulting from higher retail megawatt hours sold, primarily due to increased commercial and industrial loads. These increases were partially offset by a $1.7 million decrease in contract wholesale margins primarily due to plant outages related to unit contingent contracts.

Operations and maintenance increased primarily due to increased generation maintenance and property taxes, partially offset by lower vegetation management and employee costs.

Interest expense, net was comparable to the same period in the prior year, reflecting lower interest expense in the current year, partially offset by lower current year interest income driven by a decrease in lending to the Utility money pool.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate was higher in 2014 when compared to 2013 due primarily to the research and development tax credit not being extended to 2014. The prior year reflected the entire year of the 2012 research and development tax credit due to retroactive reinstatement of the credit in January 2013 by the U.S. Congress.

Financing Plans and Activity

On September 30, 2014 we repaid in full $12 million in principal on the 5.35% Pollution Control Revenue Bonds originally due to mature on October 1, 2024. In addition, we paid the accrued interest on these bonds of $0.3 million.

On October 1, 2014, in a private placement to provide permanent financing for Cheyenne Prairie, we issued $85 million of 4.43% coupon first mortgage bonds due October 20, 2044.

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of September 30, 2014, our credit ratings for our Senior Secured Debt, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating
S&P	A-
Moody’s(*)	A1
Fitch (**)	A
______________________

*	On January 30, 2014, Moody’s upgraded the BHP credit rating to A1 with a stable outlook.
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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2013 Annual Report on Form 10-K and Note 10 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 10 is incorporated by reference into this item.

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

Exhibit 10*
Third Supplemental Indenture, dated as of October 1, 2014, between Black Hills Power, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 2, 2014).

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
and Chief Financial Officer

Dated: November 6, 2014

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

Exhibit 10*
Third Supplemental Indenture, dated as of October 1, 2014, between Black Hills Power, Inc. and The Bank of New York Mellon (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on October 2, 2014).

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