Form 10-Q
period 2015-03-31
BLACK HILLS POWER INC
filed 2015-05-07
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of April 30, 2015, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

CPCN	Certificate of Public Convenience and Necessity
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Generally Accepted Accounting Principles in the United States of America
Global Settlement	Settlement with a utilities commission where the dollar figure is agreed upon, but the specific adjustments used by each party to arrive at the figure are not specified in public rate orders.
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt-hours
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor’s Rating Services
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
(unaudited)	2015	2014
	(in thousands)

Revenue	$70,283	$71,267

Operating expenses:
Fuel, purchased power and natural gas	22,104	27,045
Operations and maintenance	17,091	18,110
Depreciation and amortization	8,125	6,887
Taxes - property	1,473	1,679
Total operating expenses	48,793	53,721

Operating income	21,490	17,546

Other income (expense):
Interest expense	(5,692)	(4,947)
AFUDC - borrowed	39	72
Interest income	104	58
AFUDC - equity	70	145
Other income (expense), net	35	43
Total other income (expense)	(5,444)	(4,629)

Income from continuing operations before income taxes	16,046	12,917
Income tax expense	(5,643)	(4,274)
Net income	10,403	8,643

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $336 and $(6) for the three months ended March 31, 2015 and 2014, respectively)	352	10
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(8) and $(4) for the three months ended March 31, 2015 and 2014, respectively)	15	7
Other comprehensive income	367	17

Comprehensive income	$10,770	$8,660

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	March 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,084	$6,620
Receivables - customers, net	28,227	34,684
Receivables - affiliates	5,030	5,350
Other receivables, net	341	259
Money pool notes receivable, net	33,515	68,626
Materials, supplies and fuel	21,374	20,965
Deferred income tax assets, net, current	7,456	13,661
Regulatory assets, current	13,240	10,257
Other, current assets	30,131	4,954
Total current assets	194,398	165,376

Investments	4,628	4,584

Property, plant and equipment	1,116,634	1,115,061
Less accumulated depreciation and amortization	(313,475)	(309,767)
Total property, plant and equipment, net	803,159	805,294

Other assets:
Regulatory assets, non-current	67,095	68,427
Other, non-current assets	13,336	11,708
Total other assets	80,431	80,135
TOTAL ASSETS	$1,082,616	$1,055,389

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	March 31, 2015	December 31, 2014
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$16,254	$30,543
Accounts payable - affiliates	17,588	19,242
Accrued liabilities	45,823	16,415
Regulatory liabilities, current	5,808	3,073
Total current liabilities	85,473	69,273

Long-term debt, net of current maturities	342,753	342,752

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	191,938	193,042
Regulatory liabilities, non-current	52,045	51,916
Benefit plan liabilities	21,421	20,981
Other, non-current liabilities	3,422	2,631
Total deferred credits and other liabilities	268,826	268,570

Commitments and contingencies (Notes 5, 6 and 8)

Stockholders’ equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	324,025	313,622
Accumulated other comprehensive loss	(1,452)	(1,819)
Total stockholders’ equity	385,564	374,794
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,082,616	$1,055,389

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating activities:
Net income	$10,403	$8,643
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	8,125	6,887
Deferred income tax	4,962	4,254
Employee benefits	601	324
AFUDC - equity	(70)	(145)
Other adjustments, net	85	(1,014)
Change in operating assets and liabilities -
Accounts receivable and other current assets	7,951	(7,768)
Accounts payable and other current liabilities	(9,244)	8,111
Other operating activities, net	(719)	(1,419)
Net cash provided by (used in) operating activities	22,094	17,873

Investing activities:
Property, plant and equipment additions	(8,697)	(21,885)
Change in money pool notes receivable, net	35,111	6,220
Other investing activities	(44)	(63)
Net cash provided by (used in) investing activities	26,370	(15,728)

Financing activities:
Other financing activities	—	(6)
Net cash provided by (used in) financing activities	—	(6)

Net change in cash and cash equivalents	48,464	2,139

Cash and cash equivalents, beginning of period	6,620	2,259
Cash and cash equivalents, end of period	$55,084	$4,398

See Note 7 for supplemental cash flow information.

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2014 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The unaudited condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2014 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2015, December 31, 2014 and March 31, 2014 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 and March 31, 2014, and our financial condition as of March 31, 2015 and December 31, 2014 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued and Adopted Accounting Standards

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs, ASU 2015-03

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of adoption that ASU 2015-03 will have on our financial position, results of operations, or cash flows.

Revenue from Contracts with Customers, ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. On April 1, 2015, FASB voted to propose to defer the effective date of ASU 2014-09 by one year. The proposed guidance would be effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. We are currently assessing the impact, if any, that ASU 2014-09 will have on our financial position, results of operations or cash flows.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	March 31, 2015	December 31, 2014
Accounts receivable trade	$19,539	$24,946
Unbilled revenues	8,941	9,999
Allowance for doubtful accounts	(253)	(261)
Receivables - customers, net	$28,227	$34,684

(3)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	March 31, 2015	December 31, 2014
Regulatory assets:
Unamortized loss on reacquired debt (a)	10	$2,306	$2,377
AFUDC (b)	45	8,332	8,365
Employee benefit plans (c)	12	24,418	24,418
Deferred energy and fuel cost adjustments - current (a)	Less than 1 year	15,189	14,696
Flow through accounting (a)	35	11,564	11,171
Decommissioning costs (a)	10	11,311	11,786
Other (a)	10	7,215	5,871
Total regulatory assets		$80,335	$78,684

Regulatory liabilities:
Cost of removal for utility plant (a)	53	$36,174	$35,510
Employee benefit plans (c)	12	14,538	14,538
Other	13	7,141	4,941
Total regulatory liabilities		$57,853	$54,989
____________________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	March 31, 2015	December 31, 2014
Receivables - affiliates	$5,030	$5,350
Accounts payable - affiliates	$17,588	$19,242

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Cheyenne Light and Black Hills Energy. We are the administrator of the Money Pool. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At March 31, 2015, the average cost of borrowing under the Utility Money Pool was 1.38%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	March 31, 2015	December 31, 2014
Money pool notes receivable, net	$33,515	$68,626

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net interest income (expense)	$258	$(781)

Other related party activity was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
Energy sold to Cheyenne Light	$326	$679
Rent from electric properties	$1,124	$1,023

Fuel and purchased power:
Purchases of coal from WRDC	$4,045	$5,014
Purchase of excess energy from Cheyenne Light	$476	$629
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$549	$664
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$936	$1,094

Gas transportation service agreement
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$103	$—

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$7,033	$7,853

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$199	$176
Interest cost	739	748
Expected return on plan assets	(984)	(926)
Prior service cost	11	11
Net loss (gain)	549	235
Net periodic benefit cost	$514	$244

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$58	$56
Interest cost	54	60
Prior service cost (benefit)	(84)	(84)
Net loss (gain)	—	—
Net periodic benefit cost	$28	$32

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest cost	$36	$37
Net loss (gain)	23	11
Net periodic benefit cost	$59	$48

Contributions

We anticipate we will make contributions to the benefit plans during 2015 and 2016. Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Contributions Three Months Ended March 31, 2015	Remaining Anticipated Contributions for 2015	Anticipated Contributions for 2016
Defined Benefit Pension Plan	$—	$1,657	$1,657
Defined Benefit Postretirement Healthcare Plan	$130	$389	$577
Supplemental Non-qualified Defined Benefit Plans	$54	$163	$184

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance on fair value measurements establishes a hierarchy for grouping assets and liabilities, based on significance of inputs. For additional information see Note 1 included in our 2014 Annual Report on Form 10-K filed with the SEC.

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$55,084	$55,084	$6,620	$6,620
Long-term debt, including current maturities (b)	$342,753	$442,121	$342,752	$430,497
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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Three months ended March 31,	2015	2014
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$2,042	$11,760

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(2,718)	$(3,264)
Income taxes, net	$—	$—

(8)	COMMITMENTS AND CONTINGENCIES

Other than the item discussed below, there have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2014 Annual Report on Form 10-K.

Oil Creek Fire

On June 29, 2012, a forest and grassland fire occurred in the western Black Hills of Wyoming. A fire investigator retained by the Weston County Fire Protection District concluded that the fire was caused by the failure of a transmission structure owned, operated and maintained by us. On April 16, 2013, a large group of private landowners filed suit in the United States District Court for the District of Wyoming. There are approximately 36 Plaintiff groups (including property jointly owned by multiple family members or entities), or approximately 73 individually named private plaintiffs. In addition, the State of Wyoming has intervened in the lawsuit. Both the private landowners and the State of Wyoming assert claims for damages against us. The claims include allegations of negligence, negligence per se, common law nuisance and trespass. In addition to claims for compensatory damages, the lawsuit seeks recovery of punitive damages. We have denied and will vigorously defend all claims arising out of the fire. We cannot predict the outcome of expert investigation, the viability of alleged claims or the outcome of the litigation.

Civil litigation of this kind, however, is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. We believe such negotiations would effect a settlement of all claims. Regardless of whether the litigation is determined at trial or through settlement, we expect to incur significant investigation, legal and expert services expenses associated with the litigation. We maintain insurance coverage to limit our exposure to losses due to civil liability claims, and related litigation expense, and we will pursue recoveries to the maximum extent available under the policies. The deductible applicable to some types of claims arising out of this fire is $1.0 million. Based upon information currently available, we believe that a loss associated with settlement of pending claims is probable. Accordingly, we recorded a loss contingency liability related to these claims and we recorded a receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage. Both of these entries reflect our reasonable estimate of probable future litigation expense and settlement costs; we did not base these contingencies on any determination that it is probable we would be found liable for these claims were they to be litigated.

Given the uncertainty of litigation, however, a loss related to the fire, the litigation and related claims in excess of the loss we have determined to be probable is reasonably possible. We cannot reasonably estimate the amount of such possible loss because expert investigations and our review of damage claim documentation are ongoing, and there are significant factual and legal issues to be resolved. Further claims may be presented by these claimants and other parties. We have received claims seeking recovery for fire suppression, reclamation and rehabilitation costs, damage to fencing and other personal property, alleged injury to timber, grass or hay, livestock and related operations, and diminished value of real estate. Based on the legal standard for measuring damages that we believe applies to this matter, we estimate the current total claims to be approximately $55 million; however the actual amount of allowed claims and any loss will depend on the resolution of certain factual and legal issues. We are not yet able to reasonably estimate the amount of any reasonable possible losses in excess of the amount we have accrued. Based upon information currently available, however, management does not expect the outcome of the claims to have a material adverse effect upon our consolidated financial condition, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

Regulatory Matters

On March 2, 2015, the SDPUC issued an order approving a rate stipulation and agreement authorizing an annual electric revenue increase for us of $6.9 million. The agreement was a Global Settlement and did not stipulate return on equity and capital structure. The SDPUC’s decision provides us a return on our investment in Cheyenne Prairie and associated infrastructure, and provides recovery of our share of operating expenses for this natural gas fired facility. We implemented interim rates on October 1, 2014, coinciding with Cheyenne Prairie’s commercial operation date. Final rates were approved on April 1, 2015, effective October 1, 2014.

On July 22, 2014, we filed a CPCN with the WPSC to construct the Wyoming portion of a $54 million, 230-kV, 144 mile-long transmission line that would connect the Teckla Substation in northeast Wyoming, to the Lange Substation near Rapid City, South Dakota. We are awaiting approval of the CPCN from the WPSC. We received approval on November 6, 2014 from the SDPUC for a permit to construct the South Dakota portion of this line. Assuming timely receipt of remaining approvals, we plan to commence construction in the third quarter of 2015.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)
Revenue	$70,283	$71,267	$(984)
Fuel and purchased power	22,104	27,045	(4,941)
Gross margin	48,179	44,222	3,957

Operating expenses	26,689	26,676	13
Operating income	21,490	17,546	3,944

Interest income (expense), net	(5,549)	(4,817)	(732)
Other income (expense), net	105	188	(83)
Income tax expense	(5,643)	(4,274)	(1,369)
Net income	$10,403	$8,643	$1,760

	Electric Revenue by Customer Type
	Three Months Ended March 31,
	(in thousands)
	2015	Percentage Change	2014
Residential	$20,140	—%	$20,061
Commercial	24,741	15%	21,528
Industrial	8,299	13%	7,335
Municipal	858	8%	792
Total retail revenue	54,038	9%	49,716
Contract wholesale	5,420	(3)%	5,598
Wholesale off-system	6,635	(27)%	9,075
Other revenue	4,190	(39)%	6,878
Total revenue	$70,283	(1)%	$71,267

	Megawatt Hours Sold by Customer Type
	Three Months Ended March 31,
	2015	Percentage Change	2014
Residential	146,963	(14)%	171,311
Commercial	195,078	6%	184,448
Industrial	111,859	11%	100,851
Municipal	7,700	—%	7,686
Total retail quantity sold	461,600	(1)%	464,296
Contract wholesale	84,271	(12)%	95,228
Wholesale off-system	245,638	(4)%	254,796
Total quantity sold	791,509	(3)%	814,320
Losses and company use	26,646	(26)%	36,037
Total energy	818,155	(4)%	850,357

	Megawatt Hours Generated and Purchased
	Three Months Ended March 31,
Generated -	2015		Percentage Change	2014
Coal-fired	376,834	(a)	(10)%	417,248
Gas-fired	2,878		25%	2,308
Total generated	379,712		(9)%	419,556

Total purchased	438,443		2%	430,801
Total generated and purchased	818,155		(4)%	850,357
__________________

(a)	Decrease reflects the retirement of Neil Simpson I on March 21, 2014.

	Power Plant Availability
	Three Months Ended March 31,
	2015	2014
Coal-fired plants (a)	87.7%	94.5%
Other plants	95.2%	99.8%
Total availability	92.0%	96.5%
__________________

(a)	Decrease is due to an outage at Neil Simpson II during the three Months Ended March 31, 2015.

	Degree Days
	Three Months Ended March 31,
	2015		2014
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating degree days:
Heating degree days	2,873	(11)%	3,410	6%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. Net income was $10.4 million compared to $8.6 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to a return on capital investment in Cheyenne Prairie which increased gross margin by$4.0 million. Wholesale margins increased by $0.6 million, driven by reliability improvements on generation related to unit contingent contracts. Commercial and industrial load increased resulting in $0.4 million from higher megawatt hours sold. These increases are partially offset by $1.7 million from lower residential MWh sold driven by a 16% decrease in heating degree days compared to the same period in the prior year.

Operations and maintenance was comparable to the prior year, reflecting an increase in depreciation expense primarily due to a higher asset base driven by the addition of Cheyenne Prairie, offset by employee costs and lower maintenance costs.

Interest expense, net increased primarily due to interest costs from the $85 million of permanent financing put in place during the fourth quarter of 2014 for Cheyenne Prairie.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate is higher in 2015 primarily due to the increase in liability with respect to uncertain tax positions related to research and development credits.

Financing Plans and Activity

On October 1, 2014, in a private placement to provide permanent financing for Cheyenne Prairie, we issued $85 million of 4.43% coupon first mortgage bonds due October 20, 2044.

On September 30, 2014, we repaid in full $12 million in principal on the 5.35% Pollution Control Revenue Bonds originally due to mature on October 1, 2024.

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. As of March 31, 2015, our credit ratings for our Senior Secured Debt, as assessed by the three major credit rating agencies, were as follows:

Rating Agency	Rating
S&P	A-
Moody’s	A1
Fitch	A

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in Item 1A of our 2014 Annual Report on Form 10-K, including statements contained within Item 1A - Risk Factors and Part II, Item 1A of this Quarterly Report on Form 10Q.

ITEM 4.	CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A, “Controls and Procedures” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2014 Annual Report on Form 10-K and Note 8 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors previously disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits

Exhibit 3.1	Restated Articles of Incorporation of the Registrant dated March 30, 2015.

Exhibit 3.2	Amended and Restated Bylaws of the Registrant dated March 30, 2015.

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

BLACK HILLS POWER, INC.

/S/ DAVID R. EMERY
David R. Emery, Chairman
and Chief Executive Officer

/S/ RICHARD W. KINZLEY
Richard W. Kinzley, Senior Vice President
and Chief Financial Officer

Dated: May 7, 2015

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1	Restated Articles of Incorporation of the Registrant dated March 30, 2015.

Exhibit 3.2	Amended and Restated Bylaws of the Registrant dated March 30, 2015.

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