Form 10-Q
period 2015-06-30
BLACK HILLS POWER INC
filed 2015-08-11
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt-hours
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor’s Rating Services
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2015	2014	2015	2014
	(in thousands)
Revenue	$68,038	$60,741	$138,321	$132,007

Operating expenses:
Fuel, purchased power and natural gas	19,353	21,278	41,457	48,323
Operations and maintenance	18,121	17,338	35,212	35,448
Depreciation and amortization	7,842	6,972	15,967	13,859
Taxes - property	1,579	1,371	3,052	3,050
Total operating expenses	46,895	46,959	95,688	100,680

Operating income	21,143	13,782	42,633	31,327

Other income (expense):
Interest expense	(5,680)	(4,984)	(11,372)	(9,931)
AFUDC - borrowed	44	57	83	129
Interest income	61	211	165	269
AFUDC - equity	80	117	150	262
Other income (expense), net	63	51	98	95
Total other income (expense)	(5,432)	(4,548)	(10,876)	(9,176)

Income from continuing operations before income taxes	15,711	9,234	31,757	22,151
Income tax expense	(5,164)	(3,004)	(10,807)	(7,278)
Net income	10,547	6,230	20,950	14,873

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(6) and $(5) for the three months ended June 30, 2015 and 2014 and $330 and $(11) for the six months ended June 30, 2015 and 2014, respectively)	10	11	362	21
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(8) and $(4) for the three months ended June 30, 2015 and 2014 and $(16) and $(8) for the six months ended June 30, 2015 and 2014, respectively)	16	7	31	14
Other comprehensive income	26	18	393	35

Comprehensive income	$10,573	$6,248	$21,343	$14,908

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	June 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,821	$6,620
Receivables - customers, net	27,028	34,684
Receivables - affiliates	7,502	5,350
Other receivables, net	265	259
Money pool notes receivable, net	6,981	68,626
Materials, supplies and fuel	22,720	20,965
Deferred income tax assets, net, current	2,679	13,661
Regulatory assets, current	13,465	10,257
Other, current assets	32,108	4,954
Total current assets	192,569	165,376

Investments	4,681	4,584

Property, plant and equipment	1,119,407	1,115,061
Less accumulated depreciation and amortization	(315,873)	(309,767)
Total property, plant and equipment, net	803,534	805,294

Other assets:
Regulatory assets, non-current	69,132	68,427
Other, non-current assets	15,033	11,708
Total other assets	84,165	80,135
TOTAL ASSETS	$1,084,949	$1,055,389

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	June 30, 2015	December 31, 2014
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$17,644	$30,543
Accounts payable - affiliates	21,801	19,242
Accrued liabilities	42,100	16,415
Regulatory liabilities, current	431	3,073
Total current liabilities	81,976	69,273

Long-term debt, net of current maturities	342,754	342,752

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	192,749	193,042
Regulatory liabilities, non-current	52,219	51,916
Benefit plan liabilities	21,880	20,981
Other, non-current liabilities	3,734	2,631
Total deferred credits and other liabilities	270,582	268,570

Commitments and contingencies (Notes 4, 5 and 8)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	328,072	313,622
Accumulated other comprehensive loss	(1,426)	(1,819)
Total stockholders’ equity	389,637	374,794
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,084,949	$1,055,389

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating activities:
Net income	$20,950	$14,873
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	15,967	13,859
Deferred income tax	10,080	7,237
Employee benefits	1,202	647
AFUDC - equity	(150)	(262)
Other adjustments, net	291	(1,720)
Change in operating assets and liabilities -
Accounts receivable and other current assets	582	(8,743)
Accounts payable and other current liabilities	(11,358)	7,802
Other operating activities, net	(2,409)	(2,002)
Net cash provided by (used in) operating activities	35,155	31,691

Investing activities:
Property, plant and equipment additions	(17,009)	(43,478)
Change in money pool notes receivable, net	55,145	14,052
Other investing activities	(90)	(105)
Net cash provided by (used in) investing activities	38,046	(29,531)

Financing activities:
Other financing activities	—	(133)
Net cash provided by (used in) financing activities	—	(133)

Net change in cash and cash equivalents	73,201	2,027

Cash and cash equivalents, beginning of period	6,620	2,259
Cash and cash equivalents, end of period	$79,821	$4,286

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2015, December 31, 2014 and June 30, 2014 financial information and are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2015 and June 30, 2014, and our financial condition as of June 30, 2015 and December 31, 2014 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued and Adopted Accounting Standards

We have implemented all new accounting pronouncements that are in effect and may impact our financial statements. We are currently assessing the impact any other new accounting pronouncements that have been issued may have on our financial position, results of operations, or cash flows.

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

Revenue from Contracts with Customers, ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. On July 9, 2015, FASB voted to defer the effective date of ASU 2014-09 by one year. The proposed guidance would be effective for annual and interim reporting periods beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact of adoption, if any, that ASU 2014-09 will have on our financial position, results of operations or cash flows.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	June 30, 2015	December 31, 2014
Accounts receivable trade	$16,089	$24,946
Unbilled revenues	11,137	9,999
Allowance for doubtful accounts	(198)	(261)
Receivables - customers, net	$27,028	$34,684

(3)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	June 30, 2015	December 31, 2014
Regulatory assets:
Unamortized loss on reacquired debt (a)	10	$2,236	$2,377
AFUDC (b)	45	8,308	8,365
Employee benefit plans (c)	12	24,418	24,418
Deferred energy and fuel cost adjustments - current (a)	Less than 1 year	16,446	14,696
Flow through accounting (a)	35	11,956	11,171
Decommissioning costs, net of amortization(d)	10	12,175	11,786
Other	10	7,058	5,871
Total regulatory assets		$82,597	$78,684

Regulatory liabilities:
Cost of removal for utility plant (a)	53	$36,523	$35,510
Employee benefit plans (c)	12	14,539	14,538
Other	13	1,588	4,941
Total regulatory liabilities		$52,650	$54,989
____________________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(d)	Approximately $12 million of decommissioning costs are allowed a rate of return, in addition to recovery of costs.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	June 30, 2015	December 31, 2014
Receivables - affiliates	$7,502	$5,350
Accounts payable - affiliates	$21,801	$19,242

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Cheyenne Light and Black Hills Energy. We are the administrator of the Money Pool. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At June 30, 2015, the average cost of borrowing under the Utility Money Pool was 1.41%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	June 30, 2015	December 31, 2014
Money pool notes receivable, net	$6,981	$68,626

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest income (expense)	$288	$27	$546	$84

Other related party activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Energy sold to Cheyenne Light	$379	$397	$705	$1,076
Rent from electric properties	$1,332	$1,051	$2,456	$2,074

Fuel and purchased power:
Purchases of coal from WRDC	$4,099	$4,018	$8,144	$9,032
Purchase of excess energy from Cheyenne Light	$213	$584	$689	$1,213
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$280	$465	$829	$1,129
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$498	$750	$1,434	$1,844

Gas transportation service agreement
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$103	$—	$207	$—

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$6,627	$6,703	$13,660	$14,190

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$199	$176	$398	$352
Interest cost	739	748	1,478	1,496
Expected return on plan assets	(984)	(925)	(1,968)	(1,851)
Prior service cost	11	10	22	21
Net loss (gain)	549	235	1,098	470
Net periodic benefit cost	$514	$244	$1,028	$488

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$59	$56	$117	$112
Interest cost	53	60	107	120
Prior service cost (benefit)	(84)	(84)	(168)	(168)
Net loss (gain)	—	—	—	—
Net periodic benefit cost	$28	$32	$56	$64

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$36	$36	$72	$73
Net loss (gain)	23	11	46	22
Net periodic benefit cost	$59	$47	$118	$95

Contributions

We anticipate we will make contributions to the benefit plans during 2015 and 2016. Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Contributions Six Months Ended June 30, 2015	Remaining Anticipated Contributions for 2015	Anticipated Contributions for 2016
Defined Benefit Pension Plan	$—	$—	$—
Defined Benefit Postretirement Healthcare Plan	$260	$260	$577
Supplemental Non-qualified Defined Benefit Plans	$109	$109	$184

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$79,821	$79,821	$6,620	$6,620
Long-term debt, including current maturities (b)	$342,754	$401,081	$342,752	$430,497
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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Six months ended June 30,	2015	2014
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$2,225	$9,824
Non-cash (decrease) to money pool notes receivable, net	$(6,500)	$—
Non-cash dividend to Parent	$6,500	$—

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(11,063)	$(9,678)
Income taxes, net	$—	$—

(8)	COMMITMENTS AND CONTINGENCIES

Other than the item discussed below, there have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2014 Annual Report on Form 10-K.

Oil Creek Fire

On June 29, 2012, a forest and grassland fire occurred in the western Black Hills of Wyoming. A fire investigator retained by the Weston County Fire Protection District concluded that the fire was caused by the failure of a transmission structure owned, operated and maintained by Black Hills Power. On April 16, 2013, a large group of private landowners filed suit in the United States District Court for the District of Wyoming. There are approximately 36 Plaintiff groups (including property jointly owned by multiple family members or entities), or approximately 73 individually named private plaintiffs. In addition, the State of Wyoming has intervened in the lawsuit. Both the private landowners and the State of Wyoming assert claims for damages against Black Hills Power. The claims include allegations of negligence, negligence per se, common law nuisance and trespass. In addition to claims for compensatory damages, the lawsuit seeks recovery of punitive damages. We have denied and will vigorously defend all claims arising out of the fire. We cannot predict the outcome of expert investigation, the viability of alleged claims or the outcome of the litigation.

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

Significant Events

Regulatory Matters

On July 23, 2015, we received approval from the WPSC for a CPCN originally filed on July 22, 2014 to construct the Wyoming portion of a $54 million, 230-kV, 144 mile-long transmission line that would connect the Teckla Substation in northeast Wyoming, to the Lange Substation near Rapid City, South Dakota. We received approval on November 6, 2014 from the SDPUC for a permit to construct the South Dakota portion of this line. We plan to commence construction in the third quarter of 2015.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
	(in thousands)
Revenue	$68,038	$60,741	$7,297	$138,321	$132,007	$6,314
Fuel and purchased power	19,353	21,278	(1,925)	41,457	48,323	(6,866)
Gross margin	48,685	39,463	9,222	96,864	83,684	13,180

Operating expenses	27,542	25,681	1,861	54,231	52,357	1,874
Operating income	21,143	13,782	7,361	42,633	31,327	11,306

Interest income (expense), net	(5,575)	(4,716)	(859)	(11,124)	(9,533)	(1,591)
Other income (expense), net	143	168	(25)	248	357	(109)
Income tax expense	(5,164)	(3,004)	(2,160)	(10,807)	(7,278)	(3,529)
Net income	$10,547	$6,230	$4,317	$20,950	$14,873	$6,077

	Electric Revenue by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands)
	2015	Percentage Change	2014	2015	Percentage Change	2014
Residential	$15,470	8%	$14,332	$35,610	4%	$34,392
Commercial	24,433	15%	21,200	49,174	15%	42,728
Industrial	8,459	12%	7,534	16,758	13%	14,869
Municipal	859	2%	846	1,717	5%	1,638
Total retail revenue	49,221	12%	43,912	103,259	10%	93,627
Contract wholesale	3,979	(11)%	4,473	9,399	(7)%	10,071
Wholesale off-system	6,666	23%	5,411	13,301	(8)%	14,486
Other revenue	8,172	18%	6,945	12,362	(11)%	13,823
Total revenue	$68,038	12%	$60,741	$138,321	5%	$132,007

	Megawatt Hours Sold by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Percentage Change	2014	2015	Percentage Change	2014
Residential	110,017	2%	107,394	256,980	(8)%	278,704
Commercial	189,889	8%	176,541	384,967	7%	360,989
Industrial	102,494	(2)%	104,914	214,353	4%	205,765
Municipal	7,036	(9)%	7,709	14,736	(4)%	15,394
Total retail quantity sold	409,436	3%	396,558	871,036	1%	860,852
Contract wholesale	64,896	(10)%	71,999	149,167	(11)%	167,227
Wholesale off-system	246,213	45%	169,498	491,851	16%	424,294
Total quantity sold	720,545	13%	638,055	1,512,054	4%	1,452,373
Losses and company use	46,993	(30)%	66,915	73,639	(28)%	102,954
Total energy	767,538	9%	704,970	1,585,693	2%	1,555,327

	Megawatt Hours Generated and Purchased
	Three Months Ended June 30,				Six Months Ended June 30,
Generated -	2015	Percentage Change	2014		2015	Percentage Change	2014
Coal-fired	399,763	19%	336,842	(a)	776,597	3%	754,090	(a)
Gas-fired	16,883	534%	2,665	(b)	19,761	297%	4,972	(b)
Total generated	416,646	23%	339,507		796,358	5%	759,062

Total purchased	350,892	(4)%	365,463		789,335	(1)%	796,265
Total generated and purchased	767,538	9%	704,970		1,585,693	2%	1,555,327
__________________

(a)	Increase was due to a planned annual outage at Neil Simpson II and an unplanned outage for a catalyst replacement at Wygen III during the three and and six months ended June 30, 2014.

(b)	Cheyenne Prairie was placed into commercial operations on October 1, 2014.

	Power Plant Availability
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Coal-fired plants (a)	95.1%	78.9%	91.4%	86.4%
Other plants (b)	96.9%	81.6%	96.0%	90.7%
Total availability	96.1%	80.1%	94.0%	88.4%
__________________

(a)	The three months and six months ended June 30, 2014 reflects a planned annual outage at Neil Simpson II and an unplanned outage for a catalyst repair at Wygen III.

(b)	The three months and six months ended June 30, 2014 include a planned outage at Bench French CTs #1 and #2 for a controls upgrade.

	Degree Days				Degree Days
	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating and cooling degree days:
Heating degree days	1,005	—%	1,025	2%	3,878	(8)%	4,435	5%
Cooling degree days	96	(10)%	99	(7)%	96	(10)%	99	(7)%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Net income was $11 million compared to $6.2 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to a return on capital investment in Cheyenne Prairie which increased gross margin by$5.1 million. Higher Commercial and Industrial MWh sold increased $0.7 million, wholesale margins and power marketing margins increased $0.4 million, primarily resulting from increased MWh sold, and other one-time items increased $1.8 million. Partially offsetting these increases is a $0.5 million impact from weather.

Operations and maintenance increased reflecting an increase in depreciation expense primarily due to a higher asset base driven by the addition of Cheyenne Prairie and increased employee costs.

Interest expense, net increased primarily due to interest costs from the $85 million of permanent financing put in place during the fourth quarter of 2014 for Cheyenne Prairie.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate is higher in 2015 primarily due to the reduced impact of an estimated flow-through adjustment.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. Net income was $21 million compared to $15 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to a return on capital investment in Cheyenne Prairie which increased gross margin by $7.8 million. Wholesale margins increased by $0.9 million, driven by reliability improvements on generation related to unit contingent contracts. Retail margins increased primarily due to Commercial and Industrial load increases of $2.0 million from higher MWh sold, and other one-time items increased $2.3 million. These increases are partially offset by $2.2 million from lower residential MWh sold driven by a 13% decrease in cooling degree days compared to the same period in the prior year.

Operations and maintenance increased, reflecting an increase in depreciation expense primarily due to a higher asset base driven by the addition of Cheyenne Prairie and increased plant maintenance.

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

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our credit rating from each agency’s review on July 13, 2015:

Rating Agency	Rating
S&P	A-
Moody’s	A1
Fitch	A

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates”, “estimates”, “expects”, “intends”, “plans”, “predicts” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 2 - Management’s Discussion & Analysis of Financial Condition and Results of Operations.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit 3.1*	Restated Articles of Incorporation of the Registrant dated March 30, 2015 (filed as Exhibit 3.1 to Registrant’s
Form 10-Q for the quarterly period ended March 31, 2015).

Exhibit 3.2*	Amended and Restated Bylaws of the Registrant dated March 30, 2015 (filed as Exhibit 3.2 to Registrant’s
Form 10-Q for the quarterly period ended March 31, 2015).

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

/S/ RICHARD W. KINZLEY
Richard W. Kinzley, Senior Vice President
and Chief Financial Officer

Dated: August 11, 2015

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1*	Restated Articles of Incorporation of the Registrant dated March 30, 2015 (filed as Exhibit 3.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2015).

Exhibit 3.2*	Amended and Restated Bylaws of the Registrant dated March 30, 2015 (filed as Exhibit 3.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2015).

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