Form 10-Q
period 2015-09-30
BLACK HILLS POWER INC
filed 2015-11-10
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 31, 2015, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt-hours
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor’s Rating Services
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2015	2014	2015	2014
	(in thousands)
Revenue	$72,111	$67,729	$210,432	$199,736

Operating expenses:
Fuel, purchased power and natural gas	21,983	23,919	63,440	72,242
Operations and maintenance	16,979	16,261	52,191	51,709
Depreciation and amortization	8,248	7,090	24,215	20,949
Taxes - property	1,445	1,452	4,497	4,502
Total operating expenses	48,655	48,722	144,343	149,402

Operating income	23,456	19,007	66,089	50,334

Other income (expense):
Interest expense	(5,542)	(4,992)	(16,914)	(14,923)
AFUDC - borrowed	239	76	322	205
Interest income	269	201	434	470
AFUDC - equity	434	165	584	427
Other income (expense), net	21	5	119	100
Total other income (expense)	(4,579)	(4,545)	(15,455)	(13,721)

Income from continuing operations before income taxes	18,877	14,462	50,634	36,613
Income tax expense	(6,590)	(4,546)	(17,397)	(11,824)
Net income	12,287	9,916	33,237	24,789

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(5) and $(6) for the three months ended September 30, 2015 and 2014 and $325 and $(17) for the nine months ended September 30, 2015 and 2014, respectively)	11	10	373	31
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(9) and $(4) for the three months ended September 30, 2015 and 2014 and $(25) and $(12) for the nine months ended September 30, 2015 and 2014, respectively)	15	8	46	22
Other comprehensive income	26	18	419	53

Comprehensive income	$12,313	$9,934	$33,656	$24,842

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	September 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,076	$6,620
Receivables - customers, net	25,858	34,684
Receivables - affiliates	8,499	5,350
Other receivables, net	205	259
Money pool notes receivable, net	64,820	68,626
Materials, supplies and fuel	22,858	20,965
Deferred income tax assets, net, current	6,049	13,661
Regulatory assets, current	12,193	10,257
Other, current assets	36,546	4,954
Total current assets	207,104	165,376

Investments	4,698	4,584

Property, plant and equipment	1,138,500	1,115,061
Less accumulated depreciation and amortization	(321,467)	(309,767)
Total property, plant and equipment, net	817,033	805,294

Other assets:
Regulatory assets, non-current	73,075	68,427
Other, non-current assets	4,003	11,708
Total other assets	77,078	80,135
TOTAL ASSETS	$1,105,913	$1,055,389

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	September 30, 2015	December 31, 2014
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$20,726	$30,543
Accounts payable - affiliates	20,118	19,242
Accrued liabilities	58,967	16,415
Regulatory liabilities, current	—	3,073
Total current liabilities	99,811	69,273

Long-term debt, net of current maturities	342,755	342,752

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	194,657	193,042
Regulatory liabilities, non-current	52,966	51,916
Benefit plan liabilities	22,345	20,981
Other, non-current liabilities	3,430	2,631
Total deferred credits and other liabilities	273,398	268,570

Commitments and contingencies (Notes 4, 5 and 8)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	328,358	313,622
Accumulated other comprehensive loss	(1,400)	(1,819)
Total stockholders’ equity	389,949	374,794
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,105,913	$1,055,389

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating activities:
Net income	$33,237	$24,789
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	24,215	20,949
Deferred income tax	8,161	11,803
Employee benefits	1,802	971
AFUDC - equity	(584)	(427)
Other adjustments, net	139	(55)
Change in operating assets and liabilities -
Accounts receivable and other current assets	1,291	(11,368)
Accounts payable and other current liabilities	5,638	12,787
Contributions to defined benefit pension plan	—	(1,696)
Other operating activities, net	3,692	(6,851)
Net cash provided by (used in) operating activities	77,591	50,902

Investing activities:
Property, plant and equipment additions	(39,338)	(72,460)
Change in money pool notes receivable, net	(14,694)	17,292
Other investing activities	(103)	(123)
Net cash provided by (used in) investing activities	(54,135)	(55,291)

Financing activities:
Change in money pool notes payable, net	—	19,433
Long-term debt - repayments	—	(12,200)
Other financing activities	—	(462)
Net cash provided by (used in) financing activities	—	6,771

Net change in cash and cash equivalents	23,456	2,382

Cash and cash equivalents, beginning of period	6,620	2,259
Cash and cash equivalents, end of period	$30,076	$4,641

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2015, December 31, 2014 and September 30, 2014 financial information and are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2015 and September 30, 2014, and our financial condition as of September 30, 2015 and December 31, 2014 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	September 30, 2015	December 31, 2014
Accounts receivable trade	$14,698	$24,946
Unbilled revenues	11,366	9,999
Allowance for doubtful accounts	(206)	(261)
Receivables - customers, net	$25,858	$34,684

(3)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	September 30, 2015	December 31, 2014
Regulatory assets:
Unamortized loss on reacquired debt (a)	10	$2,165	$2,377
AFUDC (b)	45	8,463	8,365
Employee benefit plans (c)	12	24,418	24,418
Deferred energy and fuel cost adjustments - current (a)	Less than 1 year	17,764	14,696
Flow through accounting (a)	35	11,622	11,171
Decommissioning costs, net of amortization(d)	10	13,304	11,786
Other	10	7,532	5,871
Total regulatory assets		$85,268	$78,684

Regulatory liabilities:
Cost of removal for utility plant (a)	53	$37,325	$35,510
Employee benefit plans (c)	12	14,538	14,538
Other	13	1,103	4,941
Total regulatory liabilities		$52,966	$54,989
____________________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(d)	Approximately $13 million of decommissioning costs are allowed a rate of return, in addition to recovery of costs.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	September 30, 2015	December 31, 2014
Receivables - affiliates	$8,499	$5,350
Accounts payable - affiliates	$20,118	$19,242

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Cheyenne Light and Black Hills Energy. We are the administrator of the Money Pool. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At September 30, 2015, the average cost of borrowing under the Utility Money Pool was 1.39%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	September 30, 2015	December 31, 2014
Money pool notes receivable, net	$64,820	$68,626

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest income (expense)	$309	$(3)	$855	$81

Other related party activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Energy sold to Cheyenne Light	$553	$391	$1,258	$1,467
Rent from electric properties	$1,158	$1,126	$3,614	$3,200

Fuel and purchased power:
Purchases of coal from WRDC	$4,580	$4,854	$12,724	$13,886
Purchase of excess energy from Cheyenne Light	$111	$1,117	$800	$2,330
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$268	$264	$1,097	$1,393
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$476	$430	$1,910	$2,274

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$103	$—	$310	$—

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$6,213	$6,274	$19,873	$20,433

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$199	$176	$597	$528
Interest cost	739	748	2,217	2,244
Expected return on plan assets	(984)	(925)	(2,952)	(2,776)
Prior service cost	11	11	33	32
Net loss (gain)	549	235	1,647	705
Net periodic benefit cost	$514	$245	$1,542	$733

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$59	$56	$176	$168
Interest cost	53	60	160	180
Prior service cost (benefit)	(84)	(84)	(252)	(252)
Net periodic benefit cost	$28	$32	$84	$96

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$35	$36	$107	$109
Net loss (gain)	23	11	69	33
Net periodic benefit cost	$58	$47	$176	$142

Contributions

We anticipate we will make contributions to the benefit plans during 2015 and 2016. Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Contributions Nine Months Ended September 30, 2015	Remaining Anticipated Contributions for 2015	Anticipated Contributions for 2016
Defined Benefit Pension Plan	$—	$—	$1,657
Defined Benefit Postretirement Healthcare Plan	$390	$130	$577
Supplemental Non-qualified Defined Benefit Plans	$163	$54	$184

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$30,076	$30,076	$6,620	$6,620
Long-term debt, including current maturities (b)	$342,755	$412,707	$342,752	$430,497
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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Nine months ended September 30,	2015	2014
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$2,074	$9,534
Non-cash (decrease) to money pool notes receivable, net	$(18,500)	$—
Non-cash dividend to Parent	$18,500	$—

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(14,192)	$(13,301)
Income taxes, net	$—	$—

(8)	COMMITMENTS AND CONTINGENCIES

Other than the item discussed below, there have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2014 Annual Report on Form 10-K.

Oil Creek Fire

On June 29, 2012, a forest and grassland fire occurred in the western Black Hills of Wyoming. A fire investigator retained by the Weston County Fire Protection District concluded that the fire was caused by the failure of a transmission structure owned, operated and maintained by us. On April 16, 2013, a large group of private landowners filed suit in the United States District Court for the District of Wyoming. There are approximately 36 Plaintiff groups (including property jointly owned by multiple family members or entities), or approximately 73 individually named private plaintiffs. In addition, the State of Wyoming intervened in the lawsuit. These parties asserted claims seeking recovery for fire suppression, reclamation and rehabilitation costs, damage to fencing and other personal property, alleged injury to timber, grass or hay, livestock and related operations, and diminished value of real estate. On September 30, 2015, we agreed to a settlement with the State of Wyoming. The settlement amount is not material to the Company. We have recorded a corresponding receivable as we believe our settlement costs are reimbursable and probable of recovery under our insurance coverage. A trial for the private landowners’ suit has been scheduled to commence in February 2016.

The private landowners’ claims for damages against us include allegations of negligence, negligence per se, common law nuisance and trespass. In addition to claims for compensatory damages, the lawsuit sought recovery of punitive damages; however, in October 2015, the court dismissed the claim for punitive damages. At that time, the court also ruled on a motion regarding the measure of damages to be applied to this matter. Based on that standard, we estimate the current total private claims to be approximately $55 million; however, the actual amount of allowed claims and any loss will depend on the resolution of certain factual and legal issues. We have denied and continue to vigorously defend these claims. However, civil litigation of this kind is likely to lead to settlement negotiations, including negotiations prompted by pre-trial civil court procedures. We believe such negotiations would effect a settlement of all claims. Regardless of whether the litigation is determined at trial or through settlement, we expect to incur significant investigation, legal and expert services expenses associated with the litigation. We maintain insurance coverage to limit our exposure to losses due to civil liability claims, and related litigation expense, and we will pursue recoveries to the maximum extent available under the policies. The deductible applicable to some types of claims arising out of this fire is $1.0 million. Based upon information currently available, we believe that a loss associated with settlement of pending claims is probable. Accordingly, we recorded a loss contingency liability related to these claims and we recorded a receivable for costs we believe are reimbursable and probable of recovery under our insurance coverage. Both of these entries reflect our reasonable estimate of probable future litigation expense and settlement costs; we did not base these contingencies on any determination that it is probable we would be found liable for these claims were they to be litigated.

Given the uncertainty of litigation, however, a loss related to the fire, the litigation and related claims in excess of the loss we have determined to be probable is reasonably possible. We cannot reasonably estimate the amount of such possible loss because our review of damage claim documentation and related expert opinions is ongoing, and there are significant factual and legal issues to be resolved relating to potential damage claims. Further claims may be presented by other parties. We are not yet able to reasonably estimate the amount of any reasonable possible losses in excess of the amount we have accrued. Based upon information currently available, however, management does not expect the outcome of the claims to have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

Regulatory Matters

On July 23, 2015, we received approval from the WPSC for a CPCN originally filed on July 22, 2014 to construct the Wyoming portion of a $54 million, 230-kV, 144 mile-long transmission line that would connect the Teckla Substation in northeast Wyoming, to the Lange Substation near Rapid City, South Dakota. We received approval on November 6, 2014 from the SDPUC for a permit to construct the South Dakota portion of this line. We plan to commence construction in the fourth quarter of 2015.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
	(in thousands)
Revenue	$72,111	$67,729	$4,382	$210,432	$199,736	$10,696
Fuel and purchased power	21,983	23,919	(1,936)	63,440	72,242	(8,802)
Gross margin	50,128	43,810	6,318	146,992	127,494	19,498

Operating expenses	26,672	24,803	1,869	80,903	77,160	3,743
Operating income	23,456	19,007	4,449	66,089	50,334	15,755

Interest income (expense), net	(5,034)	(4,715)	(319)	(16,158)	(14,248)	(1,910)
Other income (expense), net	455	170	285	703	527	176
Income tax expense	(6,590)	(4,546)	(2,044)	(17,397)	(11,824)	(5,573)
Net income	$12,287	$9,916	$2,371	$33,237	$24,789	$8,448

	Electric Revenue by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	(in thousands)
	2015	Percentage Change	2014	2015	Percentage Change	2014
Residential	$18,471	16%	$15,941	$54,081	7%	$50,333
Commercial	27,156	10%	24,747	76,330	13%	67,475
Industrial	8,364	23%	6,816	25,122	16%	21,685
Municipal	1,024	6%	964	2,741	5%	2,602
Total retail revenue	55,015	14%	48,468	158,274	11%	142,095
Contract wholesale	4,563	(18)%	5,551	13,962	(11)%	15,622
Wholesale off-system	5,417	(14)%	6,278	18,718	(10)%	20,764
Other revenue	7,116	(4)%	7,432	19,478	(8)%	21,255
Total revenue	$72,111	6%	$67,729	$210,432	5%	$199,736

	Megawatt Hours Sold by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Percentage Change	2014	2015	Percentage Change	2014
Residential	128,474	7%	120,117	385,454	(3)%	398,821
Commercial	218,305	2%	214,590	603,272	5%	575,579
Industrial	109,725	14%	96,443	324,078	7%	302,208
Municipal	9,322	(1)%	9,387	24,058	(3)%	24,781
Total retail quantity sold	465,826	6%	440,537	1,336,862	3%	1,301,389
Contract wholesale	65,952	(21)%	83,714	215,119	(14)%	250,941
Wholesale off-system	154,215	(10)%	171,189	646,066	8%	595,483
Total quantity sold	685,993	(1)%	695,440	2,198,047	2%	2,147,813
Losses and company use	49,496	(26)%	67,325	123,135	(28)%	170,279
Total energy	735,489	(4)%	762,765	2,321,182	—%	2,318,092

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,				Nine Months Ended September 30,
Generated -	2015	Percentage Change	2014		2015	Percentage Change	2014
Coal-fired	389,784	(6)%	414,551		1,166,381	—%	1,168,641
Gas-fired	37,721	213%	12,054	(a)	57,482	238%	17,026	(a)
Total generated	427,505	—%	426,605		1,223,863	3%	1,185,667

Total purchased	307,984	(8)%	336,160		1,097,319	(3)%	1,132,425
Total generated and purchased	735,489	(4)%	762,765		2,321,182	—%	2,318,092
__________________

(a)	Cheyenne Prairie was placed into commercial operations on October 1, 2014.

	Power Plant Availability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Coal-fired plants (a)	93.6%	96.5%	92.1%	89.8%
Other plants (b)	93.7%	91.4%	95.3%	91.0%
Total availability	93.7%	94.2%	93.9%	90.3%
__________________

(a)	The nine months ended September 30, 2014 reflects a planned annual outage at Neil Simpson II and an unplanned outage for a catalyst repair at Wygen III.

(b)	The nine months ended September 30, 2014 include a planned outage at Ben French CTs #1 and #2 for a controls upgrade.

	Degree Days				Degree Days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating and cooling degree days:
Heating degree days	127	(40)%	241	15%	4,005	(10)%	4,676	6%
Cooling degree days	477	(15)%	382	(32)%	573	(14)%	481	(28)%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Net income was $12 million compared to $9.9 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to a return on capital investment in Cheyenne Prairie which increased gross margin by $2.7 million. Higher commercial and industrial MWh sold increased $1.0 million, and residential margins increased $1.1 million due to increased MWh sold driven by a 25% increase in cooling degree days compared to the same period in the prior year.

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

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. Net income was $33 million compared to $25 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to a return on capital investment in Cheyenne Prairie which increased gross margin by $10.6 million. Wholesale margins increased by $3.0 million, driven by reliability improvements on generation related to unit contingent contracts. Retail margins increased $4.8 million primarily due to commercial and industrial load increases from higher MWh sold. These increases are partially offset by $1.2 million from lower residential MWh sold driven primarily by a 14% decrease in heating degree days compared to the same period in the prior year.

Operations and maintenance increased, reflecting an increase in depreciation expense primarily due to a higher asset base driven by the addition of Cheyenne Prairie and amortization of regulatory plant decommission assets.

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

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our credit rating from each agency’s review which were in effect at September 30, 2015:

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2015. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
and Chief Financial Officer

Dated: November 9, 2015

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