Form 10-K
period 2015-12-31
BLACK HILLS POWER INC
filed 2016-02-29
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2016
Common stock, $1.00 par value	23,416,396 shares

Reduced Disclosure
The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASU	Accounting Standards Update as issued by FASB
Baseload plant	A power generation facility used to meet some or all of a given region’s continuous energy demand, producing energy at a constant rate.
Basin Electric	Basin Electric Power Cooperative
BHC	Black Hills Corporation, the Parent of Black Hills Power, Inc.
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
Black Hills Energy	The name used to conduct the business of Black Hills Utility Holdings, Inc., and its subsidiaries
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of BHC
Black Hills Service Company	Black Hills Service Company LLC, a direct, wholly-owned subsidiary of Black Hills Corporation
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of BHC
Black Hills Wyoming	Black Hills Wyoming, LLC, an indirect, wholly-owned subsidiary of Black Hills Electric Generation, Inc., a subsidiary of Black Hills Non-regulated Holdings
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of BHC
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

CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
DC	Direct current
DSM	Demand Side Management
ECA	Energy Cost Adjustment -- adjustments that allow us to pass the prudently-incurred cost of fuel and purchased power through to customers.
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FDIC	Federal Depository Insurance Corporation
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Global Settlement	Settlement with a utilities commission where the dollar figure is agreed upon, but the specific adjustments used by each party to arrive at the figure are not specified in public rate orders
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services

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

ITEMS 1 and 2.    BUSINESS AND PROPERTIES

General

Black Hills Power (“the Company,” “we,” “us” and “our”) is a regulated electric utility incorporated in South Dakota and serving customers in South Dakota, Wyoming and Montana. We began providing electric utility service in 1941. We are a wholly-owned subsidiary of the publicly traded Black Hills Corporation (“Parent”). Engaging in the generation, transmission and distribution of electricity provides a solid foundation of revenues, earnings and cash flow that support our capital expenditures, dividends to our Parent, and our overall performance and growth.

As of December 31, 2015, our ownership interests in electric generation plants were as follows:

Unit (1)	Fuel Type	Location	Ownership Interest %	Owned Capacity (MW)	Year Installed
Wygen III (1)	Coal	Gillette, WY	52%	57.2	2010
Neil Simpson II	Coal	Gillette, WY	100%	90.0	1995
Wyodak (2)	Coal	Gillette, WY	20%	72.4	1978
Cheyenne Prairie (3)	Gas	Cheyenne, WY	58%	55.0	2014
Neil Simpson CT	Gas	Gillette, WY	100%	40.0	2000
Lange CT	Gas	Rapid City, SD	100%	40.0	2002
Ben French Diesel #1-5	Oil	Rapid City, SD	100%	10.0	1965
Ben French CTs #1-4	Gas/Oil	Rapid City, SD	100%	80.0	1977-1979
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

(3)
Cheyenne Prairie, a gas-fired power generation facility includes one combined-cycle, 95 MW unit that is jointly owned by Cheyenne Light (40 MW) and us (55 MW). This facility was placed into commercial operations on October 1, 2014.

Distribution and Transmission. Our distribution and transmission system serves approximately 71,000 electric customers, with an electric transmission system of 1,179 miles of high voltage lines (greater than 69 kV) and 2,485 miles of lower voltage lines. In addition, we jointly own 44 miles of high voltage lines with Basin Electric. Our service territory covers areas with a strong and stable economic base including western South Dakota, northeastern Wyoming and southeastern Montana. Approximately 90% of our retail electric revenues in 2015 were generated in South Dakota. We are subject to state regulation by the SDPUC, the WPSC and the MTPSC.

The following are characteristics of our distribution and transmission business:

•
We have a diverse customer and revenue base. Our revenue mix for the year ended December 31, 2015 was comprised of 36% commercial, 26% residential, 6% contract wholesale, 8% wholesale off-system, 12% industrial and 12% municipal and other revenue.

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

•An agreement under which we supply up to 20 MW of energy and capacity to MEAN under a contract that expires in 2023. This contract is unit-contingent based on the availability of our Neil Simpson II and Wygen III plants with decreasing capacity purchased over the term of the agreement. The unit-contingent capacity amounts from Wygen III and Neil Simpson II are as follows:

2016-2017	20 MW - 10 MW contingent on Wygen III and 10 MW contingent on Neil Simpson II
2018-2019	15 MW - 10 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II
2020-2021	12 MW - 6 MW contingent on Wygen III and 6 MW contingent on Neil Simpson II
2022-2023	10 MW - 5 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II.

Regulated Power Plants and Purchased Power. Our electric load is primarily served by our generating facilities in South Dakota and Wyoming, which provide approximately 445 MW of generating capacity, with the balance supplied under purchased power and capacity contracts. We generated approximately 53% of our energy requirements in 2015 and purchased approximately 47% which was supplied under the following contracts:

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

Since 1995, we have been a net producer of energy. Our 2015 winter peak system load was 369 MW and our 2015 summer peak system load was 424 MW. None of our generation is restricted by hours of operation, thereby providing us the ability to generate power to meet demand whenever necessary and economically feasible. We have historically optimized the utilization of our power supply resources by selling wholesale power to other utilities and to power marketers in the spot market, and through short-term sales contracts primarily in the WECC and MAPP regions. Our 220 MW of low-cost, coal-fired resources supports most of our native load requirements and positions us for wholesale off-system sales.

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

Regulations

Rate Regulation

The following table illustrates certain enacted regulatory information with respect to the states in which we operate:

State	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Capital Structure Debt/Equity	Effective Date	Other Tariffs, Riders and Rate Matters	Percentage of Off-System Sale Profits Shared with Customers
SD	Global Settlement	7.76%	Global Settlement	10/2014	ECA,TCA, Energy Efficiency Cost Recovery/ DSM	70%
SD		8.16%		6/2011	Environmental Improvement Cost Recovery Adjustment Tariff	N/A
WY	9.9%	8.13%	46.7%/53.3%	10/2014	ECA	65%
MT	15.0%	11.73%	47%/53%	1983	ECA	N/A
FERC	10.8%	9.10%	43%/57%	2/2009	FERC Transmission Tariff	N/A

Rates for our retail electric service are subject to regulation by the SDPUC for customers in South Dakota, the WPSC for customers in Wyoming and the MTPSC for customers in Montana. Any changes in retail rates are subject to approval by the respective regulatory body. We have rate adjustment mechanisms in Wyoming, Montana and South Dakota which provide for pass-through of certain costs related to the purchase, production and/or transmission of electricity. In December 2015, we filed an application with the MTPSC to cancel the Montana Quarterly Fuel Rider and we expect a decision in the first quarter of 2016. We are also subject to the jurisdiction of FERC with respect to accounting practices and wholesale electricity sales. We have been granted market-based rate authority by FERC and are not required to file cost-based tariffs for wholesale electric rates. Rates charged by us for use of our transmission system are subject to regulation by FERC.

Some of the mechanisms we have in are:

•	An approved vegetation management recovery mechanism that allows for recovery of and a return on prudently-incurred vegetation management costs.

•
In South Dakota we have an annual adjustment clause which provides for the direct recovery of increased fuel and purchased power incurred to serve South Dakota customers. Additionally, the ECA contains an off-system sales sharing mechanism in which South Dakota customers receive a credit equal to 70% of off-system power marketing operating income. The modification also adjusts the methodology to directly assign renewable resources and firm purchases to the customer load. Wyoming has a similar Fuel and Purchased Power Cost Adjustment.

•
In South Dakota we have an approved annual Environmental Improvement Cost Recovery Adjustment tariff that went into effect June 1, 2011 and recovers costs associated with generation plant environmental improvements.

•	We have an approved FERC Transmission Tariff based on a formulaic approach that determines the revenue component of our open access transmission tariff.

Rate Matters

South Dakota

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

Transmission

On July 23, 2015, we received approval from the WPSC for a CPCN originally filed on July 22, 2014 to construct the Wyoming portion of a $54 million, 230-kV, 144 mile-long transmission line that would connect the Teckla Substation in northeast Wyoming, to the Lange Substation near Rapid City, South Dakota. We received approval on November 6, 2014 from the SDPUC for a permit to construct the South Dakota portion of this line. Construction commenced in the first quarter of 2016, and the project is expected to be placed in service in 2016.

State Regulation

Certain states where we conduct electric utility operations have adopted renewable energy portfolio standards that require or encourage us to source, by a certain future date, a minimum percentage of the electricity delivered to customers from renewable energy generation facilities. At December 31, 2015, we were subject to the following renewable energy portfolio standards or objectives:

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

On February 16, 2012, the EPA published in the Federal Register the National Emission Standards for Hazardous Air Pollutants from Coal and Oil Fired Electric Utility Steam Generating Units (MATS), which became effective on April 16, 2012. This rule imposes requirements for mercury, acid gases, metals and other pollutants. Affected units had a compliance deadline of April 16, 2015, with a pathway defined to apply for a one year extension due to certain very limited circumstances. The current state air permit for Wygen III provides mercury emission limits and monitoring requirements with which we are in compliance. Neil Simpson II and Wygen III have been utilized for internal study and review of mercury emission control technology and have mercury monitors in place. Due to mercury absorbent issues encountered in 2015, the state of Wyoming approved a one year compliance deadline extension to April 16, 2016 for Neil Simpson II and Wygen III, for mercury only. The other components of the MATS rule remain in effect and these plants are in compliance with those requirements. The Wyodak plant is in compliance with all requirements of the MATS regulation.

On June 3, 2010, the EPA promulgated the GHG Tailoring Rule, implementing regulations of GHG for permitting purposes. This rule will impact us in the event of a major modification at an existing facility or in the event we establish a new major source of GHG emissions, as defined by EPA regulations. Upon renewal of operating permits for existing permitted facilities, monitoring and reporting requirements will be implemented. This rule established the basis for EPA’s October 23, 2015 suite of GHG emission rules for existing, new, modified and reconstructed facilities. The portion of this rule-making that applies to existing power generation sources is known as the Clean Power Plan (CPP). The portion of this rule-making that applies to new generating units effectively prohibits new coal-fired power plants from being constructed until carbon capture and sequestration becomes technically and economically feasible. The basis of the CPP regulation is to decrease existing coal-fired generation, increase the utilization of existing gas-fired combined cycle generation, increase renewable energy and increase use of DSM. States are required to develop and submit compliance plans to the EPA, with the initial submittal due by September 2016. The rule allows for a two year extension to submit a final plan and the states we operate in have indicated they will be submitting the extension request. Also on October 23, 2015, EPA proposed a Federal Implementation Plan, which will be imposed on any state that fails to submit a plan or fails to include the required contents of the plan. That rule will contain the modeling standards for CPP compliance and will be an integral part of state plan development. On February 9, 2016, the U.S. Supreme Court entered an order staying the Clean Power Plan. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. The effect of the order is to delay the CPP’s compliance deadlines until challenges to the CPP have been fully litigated and the U.S. Supreme Court has ruled. We do not expect a final judicial decision on challenges to the CPP earlier than mid-2017. While we cannot predict the terms of state plans, any limits on CO2 emissions at our existing plants could have a material impact on our customer rates, financial position, results of operations and/or cash flows. In 2015 we met with South Dakota and Wyoming regulatory agencies to discuss the rule implementation and potential compliance pathways.

Wyoming passed GHG legislation in 2012 and 2013, enabling the state to implement the EPA’s GHG program. Wyoming adopted and submitted a GHG regulatory program to the EPA, which the EPA approved and published in the November 22, 2013 Federal Register. As of December 23, 2013, Wyoming has full jurisdiction over the GHG permitting program which includes the transfer of the Cheyenne Prairie EPA GHG air permit, to the state of Wyoming. This eliminates the increased time, expense and considerable risk of obtaining a permit from the EPA.

In 2015, we reported 2014 GHG emissions from our Power Generation facilities in order to comply with the EPA’s GHG Annual Inventory regulation, issued in 2009. We continue to report annual GHG emissions as required by the EPA. Climate change issues are the subject of a number of lawsuits, the outcome of which could impact the utility industry. We will continue to review GHG impacts as legislation or regulation develops and litigation is resolved.

New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources and the closure of certain generating facilities. To the extent our regulated fossil-fuel generating plants are included in rate base, we will attempt to recover costs associated with complying with emission standards or other requirements. We will also attempt to recover the emission compliance costs of our non-regulated fossil-fuel generating plants from utility customers and other purchasers of the power generated by our non-regulated power plants, including utility affiliates. Any unrecovered costs could have a material impact on our results of operations, financial position or cash flows. In addition, future changes in environmental regulations governing air emissions could render some of our power generating units more expensive or uneconomical to operate and maintain.

In August 2012, the EPA proposed revisions to the Electric Utility New Source Performance Standards for stationary combustion turbines. This rule is expected to be finalized in 2016 and, as proposed, will be applicable to Cheyenne Prairie and eventually all the combustion turbines in our fleet. Among other things, the rule seeks to eliminate startup exemptions and clearly define overhauls for impact on the EPA’s New Source Review regulations, with the intention of eventually bringing all units under the applicability of this rule. The primary impact is expected to be on our older existing units, which will eventually be required to meet tighter NOx emission limitations.

By May 3, 2013, all of our diesel generator engines were required to comply with EPA’s Stationary Reciprocating Internal Combustion Engine Hazardous Air Pollutant regulations. Evaluations were completed, emission control equipment was installed and emission testing confirmed compliance with those requirements.

In 2011, the State of Wyoming issued a letter requiring Neil Simpson II to include startup and shutdown SO2 and NOx emissions when evaluating compliance with permitted emission limits. This represented a significant change from requirements in the original 1993 air permit. Minor engineered design changes were made to improve scrubber performance during startup. Those changes enabled the unit to meet the new requirements. The unit was previously fitted with state of the art low NOx burners that support compliance with this new requirement. Also in 2014, Neil Simpson II and Wygen III have converted startup fuel from diesel to natural gas to support potential start-up requirements and future GHG state compliance plans.

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

New Accounting Pronouncements

See Note 1 of our Notes to Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in 2015 or pending adoption.

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

Regulatory commissions may refuse to approve some or all of the utility rate increases we have requested or may request in the future, or may determine that amounts passed through to customers were not prudently incurred and therefore are not recoverable, which could adversely affect our results of operations, financial position or liquidity.

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

National and regional economic conditions may cause increased counter-party risk, late payments and uncollectible accounts, which could adversely affect our results of operations, financial position or liquidity.

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

Our credit rating on our First Mortgage Bonds is A1 by Moody’s, A- by S&P and A by Fitch. Any reduction in our credit ratings by the rating agencies could adversely affect our ability to refinance our existing debt and to complete new financings on reasonable terms or at all. In addition, a downgrade in our credit rating would increase our costs of borrowing under some of our existing debt obligations. A downgrade could also result in our business counterparties requiring us to provide additional amounts of collateral under new transactions.

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

The failure to achieve or maintain compliance with existing or future governmental laws, regulations or requirements could adversely affect our results of operations, financial position or liquidity. Additionally, the potentially high cost of complying with such requirements or addressing environmental liabilities could also adversely affect our results of operations, financial position or liquidity.

Our business is subject to extensive energy, environmental and other laws and regulations of federal, state and local authorities. We generally must obtain and comply with a variety of regulations, licenses, permits and other approvals in order to operate, which could require significant capital expenditures and operating costs. If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of penalties, liens or fines; claims for property damage or personal injury; and/ or environmental clean-up costs. In addition, existing regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to us or our facilities, which could require additional unexpected expenditures or cause us to reevaluate the feasibility of continued operations at certain sites and have a detrimental effect on our business.

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

Our ability to obtain insurance, as well as the cost of such insurance, could be affected by developments affecting insurance businesses, international, national, state or local events and company-specific events, as well as the financial condition of insurers. Insurance coverage may not continue to be available at all, or at rates or on terms similar to those presently available to us. A loss for which we are not fully insured could materially and adversely affect our financial results. Our insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject, including but not limited to environmental hazards, fire-related liability from natural events, distribution property losses and cyber security risks.

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
On February 16, 2012, the EPA published in the Federal Register MATS, with an effective date of April 16, 2012. Affected units had a compliance deadline of April 16, 2015, with a pathway defined to apply for a one year extension due to certain circumstances. We applied for and received a one year extension for mercury only, with the remaining aspects of the MATS rule remaining in effect. All our impacted plants (Neil Simpson II, Wygen III and the Wyodak Plant) are in compliance with the applicable rule provisions.
The GHG Tailoring Rule, implementing regulations of GHG for permitting purposes, became effective in June 2010. This rule will impact us in the event of a major modification at an existing facility or in the event of a new major source as defined by EPA regulations. Upon renewal of operating permits for existing facilities monitoring and reporting requirements will be implemented. New projects or major modifications to existing projects will result in a Best Available Control Technology review that could impose more stringent emissions control practices and technologies. The EPA’s GHG New Source Performance Standard for new steam electric generating units was published October 23, 2015. The rule effectively prohibits new coal fired units until carbon capture and sequestration becomes technically and economically feasible.
On October 23, 2015, the EPA finalized the Clean Power Plan to cut carbon emissions from existing electric generating units. The design of the Clean Power Plan is to decrease existing coal-fired generation, and increase the utilization of existing gas generation, increase renewable energy, and DSM. This rule could have a significant impact on our coal and natural gas generating fleet. The rule calls for states to develop plans to meet their assigned emission rate targets by 2030. The rule also allows states to formulate a regional approach whereby they would join with other states and be assigned a new single target for the group. On February 9, 2016, the U.S. Supreme Court entered an order staying the Clean Power Plan. The stay of the CPP will remain in place until the U.S. Supreme Court either denies a petition for certiorari following the U.S. Court of Appeals’ decision on the substantive challenges to the CPP, if one is submitted, or until the U.S. Supreme Court enters judgment following grant of a petition for certiorari. The effect of the order is to delay the CPP’s compliance deadlines until challenges to the CPP have been fully litigated and the U.S. Supreme Court has ruled. We do not expect a final judicial decision on challenges to the CPP earlier than mid-2017. While we cannot predict the terms of state plans, any limits on CO2 emissions at our existing plants could have a material impact on our customer rates, financial position, results of operations and/or cash flows. In 2015, we met with state air programs and public utility commissions on several occasions. We will continue to work closely with state regulatory staff as these plans develop.
Due to uncertainty as to the final outcome of federal climate change legislation, legal challenges, state clean power plan developments or regulatory changes under the Clean Air Act, we cannot definitively estimate the effect of GHG legislation or regulation on our results of operations, cash flows or financial position. The impact of GHG legislation or regulation on our company will depend upon many factors, including but not limited to, the timing of implementation, state clean power plan requirements, the GHG sources that are regulated, the overall GHG emissions cap level and the availability of technologies to control or reduce GHG emissions. If an allowance or credit trading structure is implemented, the impact will depend on the allocation of emission allowances to specific sources, the costs of those allowances or credits and the effect of carbon regulation on natural gas and coal prices.

New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, the closure or reduction of load of coal generating facilities and potential increased load of our combined cycle natural gas fired units. To the extent our regulated fossil-fuel generating plants are included in rate base we will attempt to recover costs associated with complying with emission standards or other requirements. Any unrecovered costs could have a material impact on our results of operations and financial condition. In addition, future changes in environmental regulations governing air emissions could render some of our power generating units more expensive or uneconomical to operate and maintain.
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

For the years ended December 31,	2015	Variance	2014	Variance	2013
	(in thousands)
Revenue	$277,864	$9,376	$268,488	$14,461	$254,027
Fuel and purchased power	83,339	(10,637)	93,976	4,539	89,437
Gross margin	194,525	20,013	174,512	9,922	164,590

Operating expenses	106,611	1,213	105,398	3,152	102,246
Operating income	87,914	18,800	69,114	6,770	62,344

Interest expense, net	(21,174)	(1,472)	(19,702)	(411)	(19,291)
Other income	1,034	372	662	123	539
Income tax expense	(22,600)	(6,088)	(16,512)	(3,093)	(13,419)
Net income	$45,174	$11,612	$33,562	$3,389	$30,173

The following tables provide certain electric utility operating statistics for the years ended December 31 (dollars in thousands):

Revenue
Customer Base	2015	Percentage Change	2014	Percentage Change	2013
Residential	$72,659	4%	$69,712	8%	$64,566
Commercial	100,511	9%	91,882	14%	80,289
Industrial	33,336	17%	28,451	3%	27,705
Municipal	3,626	6%	3,409	—%	3,421
Total retail sales	210,132	9%	193,454	10%	175,981
Contract wholesale	17,537	(17)%	21,206	(3)%	21,956
Wholesale off-system	23,241	(17)%	28,002	(5)%	29,580
Total electric sales	250,910	3%	242,662	7%	227,517
Other revenue	26,954	4%	25,826	(3)%	26,510
Total revenue	$277,864	3%	$268,488	6%	$254,027

MWh Sold
Customer Base	2015	Percentage Change	2014	Percentage Change	2013
Residential	521,828	(4)%	542,008	(2)%	555,204
Commercial	792,466	1%	782,238	7%	730,701
Industrial	429,140	7%	399,648	(1)%	404,009
Municipal	31,924	—%	32,076	(7)%	34,344
Total retail sales	1,775,358	1%	1,755,970	2%	1,724,258
Contract wholesale	260,893	(23)%	340,871	(5)%	357,193
Wholesale off-system	837,120	4%	808,257	(19)%	1,002,847
Total electric sales	2,873,371	(1)%	2,905,098	(6)%	3,084,298
Losses and company use	167,332	(6)%	177,577	12%	158,845
Total energy	3,040,703	(1)%	3,082,675	(5)%	3,243,143

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

Regulated Power Plant Fleet Availability	2015	2014		2013
Coal-fired plants	91.1%	91.8%		96.3%
Other plants	96.0%	91.5%	(a)	96.8%
Total availability	93.9%	91.6%		96.5%
_________________________

(a)	2014 decrease from 2013 was due to the scheduling of outages in 2014 compared to 2013.

Resources	2015	Percentage Change	2014	Percentage Change	2013
MWh generated:
Coal	1,537,744	(3)%	1,591,061	(10)%	1,768,483
Gas	80,944	80%	44,984	35%	33,374
	1,618,688	(1)%	1,636,045	(9)%	1,801,857

MWh purchased	1,422,015	(2)%	1,446,630	—%	1,441,286
Total resources	3,040,703	(1)%	3,082,675	(5)%	3,243,143

Heating and Cooling Degree Days	2015	2014	2013
Actual
Heating degree days	6,521	7,373	7,582
Cooling degree days	577	481	724

Variance from 30-year average
Heating degree days	(8)%	4%	9%
Cooling degree days	(14)%	(28)%	8%

2015 Compared to 2014

Gross margin increased primarily due to a return on capital investments in Cheyenne Prairie which increased gross margins by $11.9 million and increased energy cost recoveries by $2.7 million. Retail margins increased $4.7 million primarily due to commercial and industrial load increases from higher MWh sold. These increases are partially offset by an approximately $1.7 million decrease in residential margins driven primarily by a 12% decrease in heating degree days compared to the same period in the prior year.

Operations and maintenance increased reflecting an increase in depreciation expense primarily due to a higher asset base and amortization of regulatory plant decommissioning costs.

Interest expense, net increased primarily due to interest costs from the $85 million of permanent financing put in place during the fourth quarter of 2014 for Cheyenne Prairie.

Other income, net was comparable to the prior year.

Income tax expense: The 2015 effective tax rate is comparable to the prior year.

2014 Compared to 2013

Gross margin increased primarily due to a return on additional investments which increased base electric margins by $6.0 million and $1.8 million from the Cheyenne Prairie construction financing rider. An increase in commercial and industrial MWh sold increased gross margins $2.3 million. These increases were partially offset by a $1.1 million decrease in wholesale margins driven by plant outages affecting unit-contingent wholesale contracts.

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

Income tax expense: The effective rate is higher in 2014 due to an unfavorable true-up adjustment and the recording of the 2012 research and development credit in 2013.

Financing Plans and Activity

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

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our credit rating from each agency’s review which were in effect at December 31, 2015:

Rating Agency	Rating
S&P	A-
Moody’s	A1
Fitch	A

Significant Events

Regulatory Matters

On July 23, 2015, we received approval from the WPSC for a CPCN originally filed on July 22, 2014 to construct the Wyoming portion of a $54 million, 230-kV, 144 mile-long transmission line that would connect the Teckla Substation in northeast Wyoming, to the Lange Substation near Rapid City, South Dakota. We received approval on November 6, 2014 from the SDPUC for a permit to construct the South Dakota portion of this line. Construction commenced in the first quarter of 2016, and the project is expected to be placed in service in 2016.

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

The discount rate used to determine annual defined benefit pension costs accruals will be 4.25% in 2016 and the discount rate used in 2015 was 4.25%. In selecting the discount rate, we consider cash flow durations for each plan’s liabilities on high credit fixed income yield curves for comparable durations. We do not pre-fund our non-qualified plans or postretirement healthcare plans.

Beginning in 2016, the Company will change the method used to estimate the service and interest cost components of the net periodic pension, supplemental non-qualified defined benefit and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. Prior to 2016, the service and interest costs were determined using a single weighted-average discount rate based on hypothetical AA Above Median yield curves used to measure the benefit obligation at the beginning of the period. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets the actuarial gains and losses recorded in other comprehensive income.
The Company changed to the new method to provide a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The company will account for this change as a change in estimate prospectively beginning in the first quarter of 2016. The discount rates used to measure the 2016 service costs are 4.81%, 4.88% and 4.18% for pension, supplemental non-qualified defined benefit and other postretirement benefit costs, respectively. The discount rates used to measure the 2016 interest costs are 3.90%, 3.82% and 3.17% for pension, supplemental non-qualified defined benefit and other postretirement benefit costs, respectively. The previous method would have used a discount rate for both service and interest costs of 4.63% for pension, 4.50% for supplemental non-qualified defined benefit and 4.03% for other postretirement benefit costs. The decrease in the 2016 service and interest costs is approximately $0.5 million, $0.03 million and $0.1 million for the pension, supplemental non-qualified defined benefit and other postretirement benefit costs, respectively, as compared to the previous method.

Income Taxes

We file a federal income tax return with other members of the Parent consolidated group. For financial statement purposes, federal income taxes are allocated to the individual companies based on amounts calculated on a separate return basis.

We use the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial and tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. We have chosen to early adopt on a prospective basis ASU 2015-17. As of December 31, 2015, we classify all deferred tax assets and liabilities as non-current amounts. The prior period is presented under the previous guidance for classifying deferred tax assets and deferred tax liabilities as current and non-current.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and provides any necessary valuation allowances as required. If we determine that we will be unable to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretations of tax laws and the resolution of current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. With respect to changes in tax law, the Protecting Americans from Tax Hikes Act of 2015, which was enacted December 18, 2015, did not have a material impact on the amounts provided for income taxes including our ability to realize deferred tax assets. The Tax Increase Prevention Act (TIPA), which was enacted December 19, 2014, did not have a material impact on the amounts provided for income taxes including our ability to realize deferred tax assets. Certain provisions of the TIPA involving primarily the extension of 50 percent bonus depreciation resulted in the generation of a NOL for federal income tax purposes in 2014.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2015.

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
Rapid City, South Dakota

We have audited the accompanying balance sheets of Black Hills Power, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, comprehensive income (loss), common stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Black Hills Power, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 26, 2016

BLACK HILLS POWER, INC.
STATEMENTS OF INCOME

Years ended December 31,	2015	2014	2013
	(in thousands)

Revenue	$277,864	$268,488	$254,027

Operating expenses:
Fuel and purchased power	83,339	93,976	89,437
Operations and maintenance	68,088	70,356	68,857
Depreciation and amortization	32,552	29,100	28,125
Taxes - property	5,971	5,942	5,264
Total operating expenses	189,950	199,374	191,683

Operating income	87,914	69,114	62,344

Other income (expense):
Interest expense	(22,337)	(20,569)	(19,725)
AFUDC - borrowed	506	248	186
Interest income	657	619	248
AFUDC - equity	918	519	368
Other expense	(117)	(105)	(196)
Other income	233	248	367
Total other income (expense)	(20,140)	(19,040)	(18,752)

Income before income taxes	67,774	50,074	43,592
Income tax expense	(22,600)	(16,512)	(13,419)

Net income	$45,174	$33,562	$30,173

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31,	2015	2014	2013
	(in thousands)

Net income	$45,174	$33,562	$30,173

Other comprehensive income (loss), net of tax:
Benefit plan liability adjustments - net gain (loss) (net of tax of $(36), $189 and $(73), respectively)	68	(351)	139
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(33), $(16) and $(23), respectively)	61	29	43
Reclassification adjustment of cash flow hedges settled and included in net income (loss) (net of tax of $319, $(364) and $(23), respectively)	383	(300)	41
Other comprehensive income (loss), net of tax	512	(622)	223

Comprehensive income (loss), net of tax	$45,686	$32,940	$30,396

See Note 7 for additional disclosure related to comprehensive income.

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS

As of December 31,	2015	2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,559	$6,620
Receivables - customers, net	27,856	34,684
Receivables - affiliates	5,747	5,350
Other receivables, net	236	259
Money pool notes receivable	76,813	68,626
Materials, supplies and fuel	24,282	20,965
Deferred income tax assets, net, current	—	13,661
Regulatory assets, current	14,096	10,257
Other current assets	43,118	4,954
Total current assets	199,707	165,376

Investments	4,725	4,584

Property, plant and equipment	1,166,126	1,115,061
Less accumulated depreciation and amortization	(326,074)	(309,767)
Total property, plant and equipment, net	840,052	805,294

Other assets:
Regulatory assets, non-current	71,717	68,427
Other, non-current assets	3,292	11,708
Total other assets	75,009	80,135
TOTAL ASSETS	$1,119,493	$1,055,389

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS
(Continued)

As of December 31,	2015	2014
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$21,297	$30,543
Accounts payable - affiliates	30,032	19,242
Accrued liabilities	69,454	16,415
Regulatory liabilities, current	—	3,073
Total current liabilities	120,783	69,273

Long-term debt	342,756	342,752

Deferred credits and other liabilities:
Deferred income tax liabilities, net, non-current	188,961	193,042
Regulatory liabilities, non-current	51,583	51,916
Benefit plan liabilities	20,033	20,981
Other, non-current liabilities	3,398	2,631
Total deferred credits and other liabilities	263,975	268,570

Commitments and contingencies (Notes 4, 8, 9 and 11)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	330,295	313,622
Accumulated other comprehensive loss	(1,307)	(1,819)
Total stockholder’s equity	391,979	374,794
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,119,493	$1,055,389

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF CASH FLOWS

Years ended December 31,	2015	2014	2013
	(in thousands)
Operating activities:
Net income	$45,174	$33,562	$30,173
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	32,552	29,100	28,125
Deferred income taxes	7,690	16,518	13,582
AFUDC - equity	(918)	(519)	(368)
Employee benefits	2,403	1,295	3,094
Other adjustments	232	(2,330)	1,400
Change in operating assets and liabilities -
Accounts receivable and other current assets	(2,236)	(10,412)	(5,265)
Accounts payable and other current liabilities	21,652	10,829	1,180
Contributions to defined benefit pension plan	—	(1,696)	(2,299)
Regulatory assets	(3,839)	(5,366)	107
Regulatory liabilities	(2,479)	2,479	(17)
Other operating activities	(5,680)	(6,624)	(3,149)
Net cash provided by operating activities	94,551	66,836	66,563

Investing activities:
Property, plant and equipment additions	(56,795)	(82,826)	(74,390)
Notes receivable from affiliate companies, net	(36,687)	(51,334)	6,353
Other investing activities	(128)	(154)	(72)
Net cash provided by (used in) investing activities	(93,610)	(134,314)	(68,109)

Financing activities:
Long-term debt - repayments	—	(12,200)	—
Long-term debt - issuance	—	85,000	—
Other financing activities	(2)	(961)	—
Net cash provided by (used in) financing activities	(2)	71,839	—

Net change in cash and cash equivalents	939	4,361	(1,546)

Cash and cash equivalents:
Beginning of year	6,620	2,259	3,805
End of year	$7,559	$6,620	$2,259

See Note 10 for Supplemental Cash Flows information.

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

	2015	2014	2013
	(in thousands)
Common stock shares:
Balance beginning of year	23,416	23,416	23,416
Issuance of common stock	—	—	—
Balance end of year	23,416	23,416	23,416

Common stock amounts:
Balance beginning of year	$23,416	$23,416	$23,416
Issuance of common stock	—	—	—
Balance end of year	$23,416	$23,416	$23,416

Additional paid-in capital:
Balance beginning of year	$39,575	$39,575	$39,575
Issuance of common stock	—	—	—
Balance end of year	$39,575	$39,575	$39,575

Retained earnings:
Balance beginning of year	$313,622	$280,060	$257,887
Net income	45,174	33,562	30,173
Non-cash dividend to Parent company	(28,501)	—	(8,000)
Balance end of year	$330,295	$313,622	$280,060

Accumulated other comprehensive loss:
Balance beginning of year	$(1,819)	$(1,197)	$(1,420)
Other comprehensive (loss) income, net of tax	512	(622)	223
Balance end of year	$(1,307)	$(1,819)	$(1,197)

Total stockholder’s equity	$391,979	$374,794	$341,854

The accompanying notes to financial statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

(1)    BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc. (the Company, “we,” “us” or “our”) is a regulated electric utility serving customers in South Dakota, Wyoming and Montana. We are a wholly-owned subsidiary of BHC or the Parent, a public registrant listed on the New York Stock Exchange.

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

We had the following regulatory assets and liabilities as follows as of December 31 (in thousands):

	Maximum Recovery Period (in years)	2015	2014
Regulatory assets:
Unamortized loss on reacquired debt (a)	9	$2,096	$2,377
AFUDC(b)	45	8,571	8,365
Employee benefit plans(c)	12	20,866	24,418
Deferred energy costs(a)	1	19,875	14,696
Flow through accounting(a)	35	12,104	11,171
Decommissioning costs (b)	9	13,686	11,786
Other regulatory assets(a) (d)	2	8,615	5,871
Total regulatory assets		$85,813	$78,684

Regulatory liabilities:
Cost of removal for utility plant(a)	53	$38,131	$35,510
Employee benefit plans(c)	12	12,616	14,538
Other regulatory liabilities(c)	13	836	4,941
Total regulatory liabilities		$51,583	$54,989
____________________
(a)    Recovery of costs but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(d)	Includes approximately $5.0 million of vegetation management expenses.

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

Employee Benefit Plans - Employee benefit plans include the unrecognized prior service costs and net actuarial loss associated with our defined benefit pension plans and post-retirement benefit plans in regulatory assets rather than in accumulated other comprehensive income. In addition, this regulatory asset includes the income tax effect of the adjustment required under accounting for compensation-defined benefit plans to record the full pension and post-retirement benefit obligations. Such amounts have been grossed-up to reflect the revenue requirement associated with a rate regulated environment.

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

Decommissioning Costs - We received approval in 2014 for regulatory treatment on the remaining net book values and decommissioning costs of our decommissioned coal plants.

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

Following is a summary of accounts receivable at December 31 (in thousands):

	2015	2014
Accounts receivable trade	$15,268	$24,946
Unbilled revenues	12,795	9,999
Allowance for doubtful accounts	(207)	(261)
Net accounts receivable trade	$27,856	$34,684

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

Materials, Supplies and Fuel

Materials, supplies and fuel used for construction, operation and maintenance purposes are generally stated on a weighted-average cost basis.

Other Current Assets

The following amounts by major classification are included in Other current assets on the accompanying Balance Sheets as of (in thousands):

	December 31, 2015	December 31, 2014
Accrued receivables related to litigation expenses and settlements	$39,050	$—
Other (none of which is individually significant)	4,068	4,954
Total other current assets	$43,118	$4,954

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Balance Sheets as of (in thousands):

	December 31, 2015	December 31, 2014
Accrued employee compensation, benefits and withholdings	$5,054	$4,689
Accrued property taxes	4,962	4,721
Accrued payments related to litigation expenses and settlements	38,750	—
Accrued income taxes	13,031	—
Customer deposits and prepayments	2,216	1,934
Accrued interest	4,600	4,662
Other (none of which is individually significant)	841	409
Total accrued liabilities	$69,454	$16,415

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

Depreciation provisions for regulated electric property, plant and equipment are computed on a straight-line basis using an annual composite rate of 2.3% in 2015, 2.3% in 2014 and 2.1% in 2013.

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

We use the asset and liability method in accounting for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates, to reflect the tax effect of temporary differences between the financial and tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Such temporary differences are the result of provisions in the income tax law that either require or permit certain items to be reported on the income tax return in a different period than they are reported in the financial statements. At December 31, 2015, we have chosen to early adopt on a prospective basis ASU 2015-17 as discussed below under Recently Issued and Adopted Accounting Standards. As of December 31, 2015, we classify all deferred tax assets and liabilities as non-current. The prior period is presented under the previous guidance for classifying deferred tax assets and deferred tax liabilities as current and non-current.

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

Recently Issued and Adopted Accounting Principles

Balance Sheet Classification of Deferred Taxes, ASU 2015-17

In November 2015, the FASB issued ASU 2015-17 providing guidance on financial statement presentation for deferred tax assets and deferred tax liabilities. All deferred taxes are to be presented as non-current. FASB issued this guidance as part of its initiative to reduce complexity in accounting standards. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively by reclassifying the comparative balance sheets. Early adoption is permitted. We have chosen early adoption as of December 31, 2015, on a prospective basis. At December 31, 2015, the balance sheet reflects a net non-current deferred tax liability of $189 million. The balance sheet presentation as of December 31, 2014 was not adjusted retrospectively and remains as previously reported with a net current deferred tax asset of $14 million and a non-current deferred tax liability of $193 million.

Simplifying the Presentation of Debt Issuance Costs, ASU 2015-03

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. We have chosen not to early adopt ASU 2015-03.

Revenue from Contracts with Customers, ASU 2014-09
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from an entity’s contracts with customers. On July 9, 2015, FASB voted to defer the effective date of ASU 2014-09 by one year. The guidance would be effective for annual and interim reporting periods beginning after December 15, 2018 and early adoption is permitted. We are currently assessing the impact that adoption of ASU 2014-09 will have on our financial position, results of operations or cash flows.

(2)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (dollars in thousands):

		2015		2014
		Weighted		Weighted
		Average		Average	Lives (in years)
	2015	Useful Life (in years)	2014	Useful Life (in years)	Minimum	Maximum
Electric plant:
Production	$569,182	46	$567,936	48	40	65
Transmission	117,708	48	115,949	46	40	60
Distribution	353,241	46	336,652	39	20	60
Plant acquisition adjustment (a)	4,870	32	4,870	32	32	32
General	88,939	22	79,738	22	5	40
Total plant-in-service	1,133,940		1,105,145
Construction work in progress	32,186		9,916
Total electric plant	1,166,126		1,115,061
Less accumulated depreciation and amortization	(326,074)		(309,767)
Electric plant net of accumulated depreciation and amortization	$840,052		$805,294
__________________

(a)	The plant acquisition adjustment is included in rate base and is being recovered with 15 years remaining.

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

As of December 31, 2015, our interests in jointly-owned generating facilities and transmission systems included on our Balance Sheets were as follows (in thousands):

Interest in jointly-owned facilities	Plant in Service	Construction Work in Progress	Accumulated Depreciation
Wyodak Plant	$111,532	$1,039	$56,812
Transmission Tie	$19,648	$—	$5,390
Wygen III	$137,860	$446	$16,217
Cheyenne Prairie	$91,081	$—	$3,301

(4)    LONG-TERM DEBT

Long-term debt outstanding at December 31 was as follows (in thousands):

	Maturity Date	Interest Rate	2015	2014
First Mortgage Bonds due 2032	August 15, 2032	7.23%	$75,000	$75,000
First Mortgage Bonds due 2039	November 1, 2039	6.125%	180,000	180,000
First Mortgage Bonds due 2044	October 20, 2044	4.43%	85,000	85,000
Unamortized discount, First Mortgage Bonds due 2039			(99)	(103)
Series 94A Debt (a)	June 1, 2024	0.75%	2,855	2,855
Long-term debt			$342,756	$342,752
___________________

(a)	Variable interest rate at December 31, 2015.

On October 1, 2014 we issued $85 million of 4.43% coupon first mortgage bonds due October 20, 2044. Proceeds from our bond sale funded the early redemption of our 5.35% $12 million pollution control revenue bonds, originally due October 1, 2024.

Net deferred financing costs of approximately $3.1 million and $3.3 million were recorded on the accompanying Balance Sheets in Other, non-current assets at December 31, 2015 and 2014, respectively, and are being amortized over the term of the debt. Amortization of deferred financing costs of approximately $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, are included in Interest expense on the accompanying Statements of Income.

Substantially all of our property is subject to the lien of the indenture securing our first mortgage bonds. First mortgage bonds may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures. We were in compliance with our debt covenants at December 31, 2015.

Long-term Debt Maturities

Scheduled maturities of our outstanding long-term debt (excluding unamortized discounts) are as follows (in thousands):

2016	$—
2017	$—
2018	$—
2019	$—
2020	$—
Thereafter	$342,855

(5)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at December 31 were as follows (in thousands):

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents (a)	$7,559	$7,559	$6,620	$6,620
Long-term debt, including current maturities (b)	$342,756	$404,864	$342,752	$430,497
_______________

(a)
Fair value approximates carrying value due to either short-term length of maturity or variable interest rates that approximate prevailing market rates and therefore is classified in Level 1 in the fair value hierarchy.

(b)
Long-term debt is valued using the market approach based on observable inputs of quoted market prices and yields available for debt instruments either directly or indirectly for similar maturities and debt ratings in active markets and therefore is classified in Level 2 in the fair value hierarchy. The carrying amount of our variable rate debt approximates fair value due to the variable interest rates with short reset periods. For additional information on our long-term debt see Note 4.

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

(6)    INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended December 31 was as follows (in thousands):

	2015	2014	2013
Current	$14,910	$(6)	$(163)
Deferred	7,690	16,518	13,582
Total income tax expense	$22,600	$16,512	$13,419

The temporary differences which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Employee benefits	$4,683	$4,995
Net operating loss	15	14,794
Regulatory liabilities	9,908	10,824
Other	16,171	2,864
Total deferred tax assets	30,777	33,477

Deferred tax liabilities:
Accelerated depreciation and other plant related differences	(187,666)	(184,478)
AFUDC	(8,571)	(8,365)
Regulatory assets	(4,236)	(3,910)
Employee benefits	(3,003)	(3,723)
Deferred costs	(14,765)	(11,324)
Other	(1,497)	(1,058)
Total deferred tax liabilities	(219,738)	(212,858)

Net deferred tax assets (liabilities)	$(188,961)	$(179,381)

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Amortization of excess deferred and investment tax credits	(0.1)	(0.3)	(0.3)
Equity AFUDC	(0.6)	(0.1)	—
Flow through adjustments (a)	(0.9)	(1.9)	(2.5)
Tax credits	—	(0.2)	(0.8)
Other	—	0.5	(0.6)
	33.4%	33.0%	30.8%
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

The following table reconciles the total amounts of unrecognized tax benefits, without interest, included in Other deferred credits and other liabilities on the accompanying Balance Sheet (in thousands):

	2015	2014
Unrecognized tax benefits at January 1	$1,623	$2,443
Additions for prior year tax positions	888	434
Reductions for prior year tax positions	(247)	(1,254)
Additions for current year tax positions	—	—
Unrecognized tax benefits at December 31	$2,264	$1,623

The reductions for prior year tax positions relate to the reversal through otherwise allowed tax depreciation. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $0.7 million.

It is our continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2015 and 2014, the interest expense recognized was not material to our financial results.

In January 2016, the Company reached an agreement in principle with IRS Appeals with respect to research and development tax credits and deductions for tax years 2007 through 2009, and expect a reduction of approximately $0.4 million with respect to our liability for unrecognized tax benefits on or before December 31, 2016.

We file income tax returns in the United States federal jurisdictions as a member of the BHC consolidated group.

At December 31, 2015, we are no longer in a federal NOL carry forward position.

(7)    COMPREHENSIVE INCOME

The components of the reclassification adjustments for the period, net of tax, included in Other Comprehensive Income were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges	Amounts Reclassified from AOCI
		2015	2014
Gains and Losses on cash flow hedges
Interest rate swaps gain (loss)	Interest expense	$64	$64
Income tax	Income tax benefit (expense)	319	(364)
Total reclassification adjustments related to cash flow hedges, net of tax		$383	$(300)

Amortization of defined benefit plans:
Actuarial gain (loss)	Operations and maintenance	$94	$45
Income tax	Income tax benefit (expense)	(33)	(16)
Total reclassification adjustments related to defined benefit plans, net of tax		$61	$29

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

Balances by classification included within Accumulated other comprehensive loss on the accompanying Balance Sheets were as follows (in thousands):

	Interest Rate Swaps	Employee Benefit Plans	Total

As of December 31, 2014	$(1,018)	$(801)	$(1,819)
Other comprehensive income (loss)	383	129	512
As of December 31, 2015	$(635)	$(672)	$(1,307)

	Interest Rate Swaps	Employee Benefit Plans	Total

As of December 31, 2013	$(719)	$(478)	$(1,197)
Other comprehensive income (loss)	(299)	(323)	(622)
As of December 31, 2014	$(1,018)	$(801)	$(1,819)

(8)    EMPLOYEE BENEFIT PLANS

Funded Status of Benefit Plans

The funded status of the postretirement benefit plan is required to be recognized in the statement of financial position. The funded status for the pension plan is measured as the difference between the projected benefit obligation and the fair value of plan assets. The funded status for all other benefit plans is measured as the difference between the accumulated benefit obligation and the fair value of plan assets. A liability is recorded for an amount by which the benefit obligation exceeds the fair value of plan assets or an asset is recorded for any amount by which the fair value of plan assets exceeds the benefit obligation. The measurement date of the plans is December 31, our year-end balance sheet date. As of December 31, 2015, the unfunded status of our Defined Benefit Pension Plan was $11 million, the unfunded status of our Supplemental Non-qualified Defined Benefit Plans was $3.4 million and the unfunded status of our Non-pension Defined Benefit Postretirement Healthcare Plans was $6.2 million.

We apply accounting standards for regulated operations, and accordingly, the unrecognized net periodic benefit cost that would have been reclassified to Accumulated other comprehensive income (loss) was alternatively recorded as a regulatory asset or regulatory liability, net of tax.

Defined Benefit Pension Plan

We have a defined benefit pension plan (“Pension Plan”) covering certain eligible employees. The benefits for the Pension Plan are based on years of service and calculations of average earnings during a specific time period prior to retirement. The Pension Plan has been closed to new employees and certain employees who did not meet age and service based criteria.

Pension Plan assets are held in a Master Trust that was established for the investment of assets of the Plan and other Employer-sponsored retirement plans. Each participating retirement plan has an undivided interest in the Master Trust.
The BHC Board of Directors have approved the Plans’ investment policy. The objective of the investment policy is to manage assets in such a way that will allow the eventual settlement of our obligations to the Pension Plans’ beneficiaries. To meet this objective, our pension assets are managed by an outside adviser using a portfolio strategy that will provide liquidity to meet the Plans’ benefit payment obligations. The Pension Plans’ assets consist primarily of equity, fixed income and hedged investments. The expected long-term rate of return for investments was 6.75% and 6.75% for the 2015 and 2014 plan years, respectively. Our Pension Plan funding policy is in accordance with the federal government’s funding requirements.

Pension Plan Assets

The percentages of total plan asset fair value by investment category of our Pension Plan assets at December 31 were as follows:

	2015	2014
Equity securities	26%	27%
Real estate	5	5
Fixed income funds	59	58
Cash and cash equivalents	1	2
Hedge funds	9	8
Total	100%	100%

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

Plan Contributions and Estimated Cash Flows

Cash contributions for pension plans are made directly to the Pension Plan Trust accounts. Healthcare and Supplemental Plan contributions are made in the form of benefit payments. Contributions for the years ended December 31 were as follows (in thousands):

	2015	2014
Defined Benefit Plans
Defined Benefit Pension Plan	$—	$1,696
Non-pension Defined Benefit Postretirement Healthcare Plan	$267	$399
Supplemental Non-qualified Defined Benefit Plan	$211	$217

Defined Contribution Plans
Company Retirement Contribution	$811	$638
Matching Contributions	$1,423	$1,377

Although we are not required we expect to contribute approximately $1.6 million to our Defined Benefit Pension Plan in 2016.

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

Defined Benefit Pension Plan	2015
	Level 1	Level 2	Level 3	Total Fair Value
Common Collective Trust - Cash and Cash Equivalents	$—	$498	$—	$498
Common Collective Trust - Equity	—	14,198	—	14,198
Common Collective Trust - Fixed Income	—	32,615	—	32,615
Common Collective Trust - Real Estate	—	418	2,113	2,531
Hedge Funds	—	—	4,881	4,881
Total investments measured at fair value	$—	$47,729	$6,994	$54,723

Defined Benefit Pension Plan	2014
	Level 1	Level 2	Level 3	Total Fair Value
Common Collective Trust - Cash and Cash Equivalents	$—	$899	$—	$899
Common Collective Trust - Equity	—	16,107	—	16,107
Common Collective Trust - Fixed Income	—	34,474	—	34,474
Common Collective Trust - Real Estate	—	761	1,918	2,679
Hedge Funds	—	—	4,939	4,939
Total investments measured at fair value	$—	$52,241	$6,857	$59,098

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

Hedge Funds: Hedge funds represent investments in other investment funds that seek a return utilizing a number of diverse investment strategies. The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions. Amounts are reported on a one-month lag. The fair value of hedge funds is determined using net asset value per share based on the fair value of the hedge fund’s underlying investments. Generally, shares may be redeemed at the end of each quarter with a 65 day notice and are limited to a percentage of total net asset value of the fund. The net asset values are based on the fair value of each fund’s underlying investments. There are no unfunded commitments related to these hedge funds. The Plan’s investment in the hedge fund is categorized as Level 3.
The following table sets forth a summary of changes in the fair value of the Defined Benefit Pension Plans’ Level 3 assets for the period ended December 31 (in thousands):

2015
Balance, beginning of period	$6,857
Purchase	93
Unrealized gain (loss)	63
Settlements	(19)
Balance, end of period	$6,994

The following table presents the quantitative information about Level 3 fair value measurements (dollars in thousands):

	Fair Value at	Valuation	Level 3	Range (Weighted)
	December 31, 2015	Technique	Input	Average
Assets:
Common Collective Trust - Real Estate (a)	$2,113	Market Approach	Redemption Restriction	N/A
Hedge Funds (b)	$4,881	Market Approach	Redemption Restriction	N/A
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

(b)
The fair value of the Hedge Funds is determined based on pricing provided or reviewed by third-party administrator to our investment managers. While the input amounts used by the pricing vendor in determining fair value are not provided, and therefore, unavailable for our review, the asset results are reviewed and monitored to ensure the fair values are reasonable and in line with market experience in similar asset classes. Additionally, the audited financial statements of the funds are reviewed annually as they are issued.

Plan Reconciliations

The following tables provide a reconciliation of the Employee Benefit Plan’s obligations and fair value of assets, components of the net periodic expense and elements of regulatory assets and liabilities and AOCI (in thousands):

Benefit Obligations

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$71,178	$60,223	$3,599	$3,131	$6,038	$5,850
Service cost	797	704	—	—	233	222
Interest cost	2,956	2,991	142	146	214	241
Actuarial loss (gain)	(5,650)	11,879	(104)	540	27	115
Benefits paid	(3,284)	(4,452)	(211)	(218)	(387)	(488)
Asset transfer (to) from affiliate	(38)	(167)	—	—	(7)	24
Medicare Part D adjustment	—	—	—	—	(30)	(15)
Plan participants’ contributions	—	—	—	—	120	89
Projected benefit obligation at end of year	$65,959	$71,178	$3,426	$3,599	$6,208	$6,038

A reconciliation of the fair value of Plan assets (as of the December 31 measurement date) is as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2015	2014	2015	2014	2015	2014
Beginning market value of plan assets	$59,098	$56,405	$—	$—	$—	$—
Investment income	(1,057)	5,462	—	—	—	—
Benefits paid	(3,284)	(4,452)	(211)	—	(387)	—
Participant contributions	—	—	—	—	120	—
Employer contributions	—	1,696	211	—	267	—
Asset transfer to affiliate	(34)	(13)	—	—	—	—
Ending market value of plan assets	$54,723	$59,098	$—	$—	$—	$—

Amounts recognized in the Balance Sheets at December 31 consist of (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Plan
	2015	2014	2015	2014	2015	2014
Regulatory asset (liability)	$19,816	$22,717	$—	$—	$(1,946)	$2,306
Current liability	$—	$—	$(216)	$(217)	$(619)	$(519)
Non-current liability	$(11,236)	$(12,080)	$(3,210)	$(3,382)	$(5,587)	$(5,519)

Accumulated Benefit Obligation (in thousands)

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2015	2014	2015	2014	2015	2014
Accumulated benefit obligation	$62,240	$65,699	$3,426	$3,599	$6,208	$6,038

Components of Net Periodic Expense (in thousands)

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Retirement Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$797	$704	$852	$—	$—	$—	$233	$222	$216
Interest cost	2,956	2,991	2,969	142	146	133	214	241	239
Expected return on assets	(3,935)	(3,702)	(3,764)	—	—	—	—	—	—
Amortization of prior service cost (credits)	43	43	43	—	—	—	(336)	(335)	(278)
Amortization of transition obligation	—	—	2,609	—	—	—	—	—	—
Recognized net actuarial loss (gain)	2,196	940	—	93	45	66	—	—	9
Net periodic expense	$2,057	$976	$2,709	$235	$191	$199	$111	$128	$186

Accumulated Other Comprehensive Income (Loss)

Amounts included in AOCI, after-tax, that have not yet been recognized as components of net periodic benefit cost at December 31 were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Retirement Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2015	2014	2015	2014	2015	2014
Net loss	$—	$—	$673	$(801)	$—	$—
Prior service cost	—	—	—	—	—	—
Total accumulated other comprehensive income (loss)	$—	$—	$673	$(801)	$—	$—

The amounts in AOCI, regulatory assets or regulatory liabilities, after-tax, expected to be recognized as a component of net periodic benefit cost during calendar year 2016 are as follows (in thousands):

	Defined Benefits Pension Plan	Supplemental Non-qualified Defined Benefit Retirement Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
Net gain (loss)	$1,297	$53	$—
Prior service cost	28	—	(218)
Total net periodic benefit cost expected to be recognized during calendar year 2016	$1,325	$53	$(218)

Assumptions

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Retirement Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.63%	4.25%	5.10%	4.29%	3.98%	4.68%	4.03%	3.70%	4.45%
Rate of increase in compensation levels	3.57%	3.86%	3.86%	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for plan year:
Discount rate	4.25%	5.10%	4.35%	3.98%	4.68%	3.88%	3.70%	4.45%	3.65%
Expected long-term rate of return on assets (a)	6.75%	6.75%	7.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of increase in compensation levels	3.86%	3.86%	3.91%	N/A	N/A	N/A	N/A	N/A	N/A
_____________________________

(a)	The expected rate of return on plan assets is 6.75% for the calculation of the 2016 net periodic pension cost.

The healthcare benefit obligation was determined at December 31 as follows:

	2015	2014
Healthcare trend rate pre-65
Trend for next year	6.35%	7.50%
Ultimate trend rate	4.50%	4.50%
Year Ultimate Trend Reached	2024	2027

Healthcare trend rate post-65
Trend for next year	5.20%	6.25%
Ultimate trend rate	4.50%	4.50%
Year Ultimate Trend Reached	2023	2024

We do not pre-fund our post-retirement benefit plan. The table below shows the estimated impacts of an increase or decrease to our healthcare trend rate for our Retiree Health Care Plan (in thousands):

Change in Assumed Trend Rate	Service and Interest Costs	Accumulated Periodic Postretirement Benefit Obligation
1% increase	$10	$221
1% decrease	$(1)	$(205)

Beginning in 2016, the company will change the method used to estimate the service and interest cost components of the net periodic pension, supplemental non-qualified defined benefit and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. Previously, those costs were determined using a single weighted-average discount rate. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets the actuarial gains and losses recorded in other comprehensive income. The new method provides a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The company will account for this change as a change in estimate prospectively beginning in the first quarter of 2016. See "Pension and Postretirement Benefit Obligations" within our Critical Accounting Policies in Item 7 on Form 10-K for additional details.

The following benefit payments, which reflect future service, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Retirement Plans	Non-pension Defined Benefit Postretirement Healthcare Plan
2016	$3,492	$216	$619
2017	$3,594	$248	$618
2018	$3,677	$246	$613
2019	$3,814	$243	$607
2020	$3,911	$240	$621
2021-2025	$21,108	$1,583	$2,841

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

(9)    RELATED-PARTY TRANSACTIONS

Non-Cash Dividend to Parent

In 2015, we recorded a non-cash dividend to our Parent for approximately $28.5 million and decreased the utility money pool note receivable, net for approximately $28.5 million. No amounts were recorded for 2014.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. These balances as of December 31 were as follows (in thousands):

	2015	2014
Receivable - affiliates	$5,747	$5,350
Accounts payable - affiliates	$30,032	$19,242

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

The cost of borrowing under the Utility Money Pool was 1.45% at December 31, 2015.

We had the following balances with the Utility Money Pool as of December 31 (in thousands):

	2015	2014
Notes receivable (payable), net	$76,813	$68,626

Net interest income (expense) relating to the Utility Money Pool for the years ended December 31, was as follows (in thousands):

	2015	2014	2013
Net interest income (expense)	$1,153	$304	$505

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

We had the following related party transactions for the years ended December 31 included in the corresponding captions in the accompanying Statements of Income:

	2015	2014	2013
	(in thousands)
Revenues:
Energy sold to Cheyenne Light	$1,857	$1,894	$1,338
Rent from electric properties	$4,772	$4,102	$3,627

Purchases:
Purchase of coal from WRDC	$16,401	$16,861	$18,542
Purchase of excess energy from Cheyenne Light	$898	$3,033	$3,640
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$1,578	$1,959	$1,886
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$2,739	$3,200	$3,207
Corporate support services from Parent, Black Hills Service Company and Black Hills Utility Holdings	$26,655	$32,332	$30,738

(10)    SUPPLEMENTAL CASH FLOW INFORMATION

Years ended December 31,	2015	2014	2013
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$3,870	$4,234	$13,590
Non-cash decrease to money pool note receivable, net	$(28,501)	$—	$(8,000)
Non-cash dividend to Parent company	$28,501	$—	$8,000

Supplemental disclosure of cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(21,913)	$(19,573)	$(19,174)
Income taxes	$—	$—	$219

(11)    COMMITMENTS AND CONTINGENCIES

Power Purchase and Transmission Services Agreements

We have the following power purchase and transmission agreements, not including related party agreements, as of December 31, 2015 (see Note 9 for information on related party agreements):

•
A PPA with PacifiCorp expiring on December 31, 2023, which provides for the purchase by us of 50 MW of electric capacity and energy from PacifiCorp’s system. The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp’s coal-fired electric generating plants;

•	A firm point-to-point transmission access agreement to deliver up to 50 MW of power on PacifiCorp’s transmission system to wholesale customers in the western region through December 31, 2023; and

•	An agreement with Thunder Creek for gas transport capacity, expiring in October 31, 2019.

Costs incurred under these agreements were as follows for the years ended December 31 (in thousands):

Contract	Contract Type	2015	2014	2013
PacifiCorp	Electric capacity and energy	$13,990	$13,943	$13,026
PacifiCorp	Transmission access	$1,213	$1,227	$1,384
Thunder Creek	Gas transport capacity	$633	$633	$633

Future Contractual Obligations

The following is a schedule of future minimum payments required under the power purchase, transmission services, facility and vehicle leases, and gas supply agreements (in thousands):

2016	$12,827
2017	$12,824
2018	$6,513
2019	$6,408
2020	$5,880
Thereafter	$17,641

Long-Term Power Sales Agreements

We have the following power sales agreements as of December 31, 2015:

•	An agreement with MDU to supply up to a maximum of 25 MW on a cost reimbursement basis during periods of reduced production at Wygen III;

•	A capacity and energy agreement with MDU through December 31, 2023 to supply up to a maximum of 50 MW;

•
An agreement with the City of Gillette to supply its first 23 MW on a cost reimbursement basis during periods of reduced production at Wygen III. Under this agreement, we will also provide the City of Gillette their operating component of spinning reserves;

•
A unit-contingent energy and capacity sales agreement with MEAN expiring on May 31, 2023. This contract is based on up to 10 MW from Neil Simpson II and up to 10 MW from Wygen III based on the availability of these plants. The energy and capacity purchase requirements decrease over the term of the agreement; and

•
A PPA with MEAN, expiring May 31, 2023. This contract is unit-contingent on up to 10 MW from Neil Simpson II and up to 10 MW from Wygen III based on the availability of these plants. The capacity purchase requirements decrease over the term of the agreement.

Oil Creek Fire
On June 29, 2012, a forest and grassland fire occurred in the western Black Hills of Wyoming. On April 16, 2013, private landowners filed suit in the United States District Court for the District of Wyoming asserting that the fire was caused by Black Hills Power’s negligent maintenance of a transmission line. The Company denied these claims. These landowners sought recovery for reclamation and rehabilitation costs, damage to fencing and other personal property, alleged injury to timber, grass or hay, livestock and related operations, and diminished value of real estate. The State of Wyoming intervened in the lawsuit, asserting claims for fire suppression costs, and similar damage claims related to state-owned lands. As of December 31, 2015, we believed that a loss associated with settlement of pending claims was probable. Accordingly, we had recorded a loss contingency liability related to these claims and a receivable for costs we believed were reimbursable and probable of recovery under our insurance coverage. In consideration of the risk and uncertainty of litigation, the Company subsequently concluded a settlement of all claims, with all parties to the litigation. On January 4, 2016, the court entered its order dismissing the litigation with prejudice. The resolution of the State and private claims did not have a material effect upon our consolidated financial condition, results of operations or cash flows.

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

Title IV of the Clean Air Act applies to several of our generation facilities, including the Neil Simpson II, Neil Simpson CT, Lange CT, Wygen III and Wyodak plants. Title IV of the Clean Air Act created an SO2 allowance trading program as part of the federal acid rain program. Without purchasing additional allowances, we currently hold sufficient allowances to satisfy Title IV at all such plants through 2045.

The EPA issued the Industrial and Commercial Boiler Regulations for Area Sources of Hazardous Air Pollutants, with updates which impose emission limits, fuel requirements and monitoring requirements. The rule had a compliance deadline of March 21, 2014. In anticipation of this rule, we suspended operations at the Osage plant on October 1, 2010 and as a result of this rule, we suspended operations at the Ben French facility on August 31, 2012. We permanently retired Ben French, Osage and Neil Simpson I on March 21, 2014. The net book value of these plants was allowed regulatory accounting treatment and is recorded as a Regulatory Asset on the accompanying Balance Sheets.

Solid Waste Disposal

Various materials used at our facilities are subject to disposal regulations. Our Osage plant, permanently retired on March 21, 2014, had an on-site ash impoundment that was near capacity. An application to close the impoundment was approved on April 13, 2012. Site closure work was completed in 2013 with the state providing closure certification in 2014. Post closure monitoring activities will continue for 30 years.

In September 2013, Osage also received a permit to close the small industrial rubble landfill. Site work was completed with the state providing closure certification in 2014. Post closure monitoring will continue for 30 years.

(12)    QUARTERLY HISTORICAL DATA (Unaudited)

We operate on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Operating revenues	$70,283	$68,038	$72,111	$67,432
Operating income	$21,490	$21,143	$23,456	$21,825
Net income	$10,403	$10,547	$12,287	$11,937

2014
Operating revenues	$71,267	$60,741	$67,729	$68,751
Operating income	$17,546	$13,782	$19,007	$18,779
Net income	$8,643	$6,230	$9,916	$8,773

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2015. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is presented on Page 25 of this Annual Report on Form 10-K.

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

ITEM 9B.    OTHER INFORMATION

None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services provided to us for the fiscal years ended December 31 by our independent registered public accounting firm, Deloitte & Touche LLP (in thousands):

Deloitte & Touche LLP	2015	2014
Audit Fees	$360	$337
Tax Fees	16	7
Audit-related fees	—	—
Total	$376	$344

Audit Fees. Fees for professional services rendered for the audits of our financial statements, review of the interim financial statements included in quarterly reports and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Tax Fees. Fees for services related to tax compliance, tax planning and advice including tax assistance with tax audits. These services include assistance regarding federal tax compliance and advice, review of tax returns, and federal tax planning.

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in this Form 10-K.

SCHEDULE II

BLACK HILLS POWER, INC. VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31,

Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions charged to costs and expenses	Balance at end of year
	(in thousands)
Allowance for doubtful accounts:
2015	$261	$602	$(656)	$207
2014	$220	$699	$(658)	$261
2013	$102	$754	$(636)	$220

3.	Exhibits

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).

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

BLACK HILLS POWER, INC.

		By	/s/ DAVID R. EMERY
David R. Emery, Chairman and Chief Executive Officer

Dated:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID R. EMERY	Director and	February 26, 2016
David R. Emery, Chairman and	Principal Executive Officer
Chief Executive Officer

/s/ RICHARD W. KINZLEY	Director and	February 26, 2016
Richard W. Kinzley, Senior Vice President	Principal Financial and
and Chief Financial Officer	Accounting Officer

/s/ LINDEN R. EVANS	Director	February 26, 2016
Linden R. Evans

/s/ STEVEN J. HELMERS	Director	February 26, 2016
Steven J. Helmers

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Restated Articles of Incorporation of the Registrant (filed as an exhibit to the Registrant’s Form 8-K dated June 7, 1994 (No. 1-7978)).

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