Form 10-Q
period 2016-03-31
BLACK HILLS POWER INC
filed 2016-05-12
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 30, 2016, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
BHC	Black Hills Corporation, the Parent Company
Black Hills Energy	The name used to conduct the business of BHC utility companies
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Service Company	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of BHC
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Cheyenne Prairie
Cheyenne Prairie Generating Station is a 132 MW natural gas-fired generating facility jointly owned by Black Hills Power and Cheyenne Light, Fuel and Power Company. Cheyenne Prairie was placed into commercial service on October 1, 2014.

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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt-hours
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor’s Rating Services
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
(unaudited)	2016	2015
	(in thousands)
Revenue	$68,642	$70,283

Operating expenses:
Fuel, purchased power and natural gas	20,730	22,104
Operations and maintenance	17,031	17,091
Depreciation and amortization	8,612	8,125
Taxes - property	1,489	1,473
Total operating expenses	47,862	48,793

Operating income	20,780	21,490

Other income (expense):
Interest expense	(5,454)	(5,692)
AFUDC - borrowed	223	39
Interest income	202	104
AFUDC - equity	423	70
Other income (expense), net	74	35
Total other income (expense)	(4,532)	(5,444)

Income from continuing operations before income taxes	16,248	16,046
Income tax expense	(5,062)	(5,643)
Net income	11,186	10,403

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(6) and $336 for the three months ended March 31, 2016 and 2015)	10	352
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(7) and $(8) for the three months ended March 31, 2016 and 2015)	14	15
Other comprehensive income	24	367

Comprehensive income	$11,210	$10,770

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	March 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,999	$7,559
Receivables - customers, net	27,140	27,856
Receivables - affiliates	8,391	5,747
Other receivables, net	242	236
Money pool notes receivable, net	50,630	76,813
Materials, supplies and fuel	22,891	24,282
Regulatory assets, current	18,550	14,096
Other, current assets	4,995	43,118
Total current assets	161,838	199,707

Investments	4,756	4,725

Property, plant and equipment	1,175,978	1,166,126
Less accumulated depreciation and amortization	(329,494)	(326,074)
Total property, plant and equipment, net	846,484	840,052

Other assets:
Regulatory assets, non-current	71,125	71,717
Other, non-current assets	345	3,292
Total other assets	71,470	75,009
TOTAL ASSETS	$1,084,548	$1,119,493

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	March 31, 2016	December 31, 2015
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$21,508	$21,297
Accounts payable - affiliates	27,148	30,032
Accrued liabilities	22,014	69,454
Regulatory liabilities, current	34	—
Total current liabilities	70,704	120,783

Long-term debt	339,651	342,756

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	207,508	188,961
Regulatory liabilities, non-current	52,644	51,583
Benefit plan liabilities	20,363	20,033
Other, non-current liabilities	2,989	3,398
Total deferred credits and other liabilities	283,504	263,975

Commitments and contingencies (Notes 4, 5 and 8)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	328,981	330,295
Accumulated other comprehensive loss	(1,283)	(1,307)
Total stockholder’s equity	390,689	391,979
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,084,548	$1,119,493

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities:
Net income	$11,186	$10,403
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	8,612	8,125
Deferred income tax	18,076	4,962
Employee benefits	443	601
AFUDC - equity	(423)	(70)
Other adjustments, net	296	85
Change in operating assets and liabilities -
Accounts receivable and other current assets	(2,041)	7,951
Accounts payable and other current liabilities	(5,725)	(10,237)
Regulatory assets - current	(4,193)	(2,722)
Regulatory liabilities - current	—	3,715
Other operating activities, net	481	(719)
Net cash provided by (used in) operating activities	26,712	22,094

Investing activities:
Property, plant and equipment additions	(18,928)	(8,697)
Change in money pool notes receivable, net	13,683	35,111
Other investing activities	(27)	(44)
Net cash provided by (used in) investing activities	(5,272)	26,370

Financing activities:
Net cash provided by (used in) financing activities	—	—

Net change in cash and cash equivalents	21,440	48,464

Cash and cash equivalents, beginning of period	7,559	6,620
Cash and cash equivalents, end of period	$28,999	$55,084

See Note 7 for supplemental cash flow information.

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2015 Annual Report on Form 10-K)

(1)	MANAGEMENT’S STATEMENT

The unaudited condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2015 Annual Report on Form 10-K filed with the SEC.

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2016, December 31, 2015 and March 31, 2015 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 and March 31, 2015, and our financial condition as of March 31, 2016 and December 31, 2015 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued and Adopted Accounting Standards

Leases, ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The guidance is effective for the Company beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact that adoption of ASU 2016-02 will have on our financial position, results of operations or cash flows.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), ASU 2015-07

On May 1, 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements. The new requirements were effective for us beginning January 1, 2016 and will be applied retrospectively to all periods presented, in our 2016 Form 10-K. This ASU will not materially affect our financial statements and disclosures, but will change certain presentation and disclosure of the fair value of certain plan assets in our pension and other postretirement benefit plan disclosures in our 2016 Form 10-K, for all periods presented.

Simplifying the Presentation of Debt Issuance Costs, ASU 2015-03

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. We adopted ASU 2015-03 in the first quarter of 2016 on a retrospective basis. As of March 31, 2016, we have presented the debt issuance costs, previously reported in other assets, as direct deductions from the carrying amount of long-term debt. The implementation of this standard resulted in reductions of other non-current assets and long-term debt of $3.1 million as of December 31, 2015. Adoption of ASU 2015-03 did not have a material impact on our financial position.

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

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	March 31, 2016	December 31, 2015
Accounts receivable trade	$15,777	$15,268
Unbilled revenues	11,619	12,795
Allowance for doubtful accounts	(256)	(207)
Receivables - customers, net	$27,140	$27,856

(3)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	March 31, 2016	December 31, 2015
Regulatory assets:
Unamortized loss on reacquired debt (a)	9	$2,025	$2,096
AFUDC (b)	45	8,719	8,571
Employee benefit plans (c)	12	20,866	20,866
Deferred energy and fuel cost adjustments - current (a)	Less than 1 year	21,493	19,875
Flow through accounting (a)	35	12,412	12,104
Decommissioning costs, net of amortization(b)	10	13,317	13,686
Other regulatory assets (a) (d)	2	10,843	8,615
Total regulatory assets		$89,675	$85,813

Regulatory liabilities:
Cost of removal for utility plant (a)	53	$39,157	$38,131
Employee benefit plans (c)	12	12,616	12,616
Other regulatory liabilities	13	906	836
Total regulatory liabilities		$52,679	$51,583
____________________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(d)	Includes approximately $7.0 million and $5.0 million of vegetation management expenses at March 31, 2016 and December 31, 2015, respectively, for which we are allowed a rate of return.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	March 31, 2016	December 31, 2015
Receivables - affiliates	$8,391	$5,747
Accounts payable - affiliates	$27,148	$30,032

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Black Hills Service Company and Black Hills Energy. We are the administrator of the Money Pool. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At March 31, 2016, the average cost of borrowing under the Utility Money Pool was 1.62%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	March 31, 2016	December 31, 2015
Money pool notes receivable, net	$50,630	$76,813

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net interest income (expense)	$278	$258

Other related party activity was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Energy sold to Cheyenne Light	$661	$326
Rent from electric properties	$1,213	$1,124

Fuel and purchased power:
Purchases of coal from WRDC	$4,796	$4,045
Purchase of excess energy from Cheyenne Light	$55	$476
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$664	$549
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$1,127	$936

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$136	$103

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$6,721	$7,033

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

Beginning in 2016, we changed the method used to estimate the service and interest cost components of the net periodic pension, supplemental non-qualified defined benefit and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. Previously, those costs were determined using a single weighted-average discount rate. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets the actuarial gains and losses recorded in other comprehensive income. The new method provides a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. We accounted for this change as a change in estimate prospectively beginning in the first quarter of 2016. The discount rates used to measure the 2016 service costs are 4.81%, 4.88% and 4.18% for pension, supplemental non-qualified defined benefit and other postretirement benefit costs, respectively. The discount rates used to measure the 2016 interest costs are 3.90%, 3.82% and 3.17% for pension, supplemental non-qualified defined benefit and other postretirement benefit costs, respectively. The previous method would have used a discount rate for both service and interest costs of 4.63% for pension, 4.50% for supplemental non-qualified defined benefit and 4.03% for other postretirement benefit costs. The decrease in the 2016 service and interest costs is approximately $0.5 million, $0.3 million and $0.1 million for the pension, supplemental non-qualified defined benefit and other postretirement benefit costs, respectively, as compared to the previous method.

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$151	$199
Interest cost	625	739
Expected return on plan assets	(908)	(984)
Prior service cost	11	11
Net loss (gain)	499	549
Net periodic benefit cost	$378	$514

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$51	$58
Interest cost	47	54
Prior service cost (benefit)	(84)	(84)
Net periodic benefit cost	$14	$28

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest cost	$30	$36
Net loss (gain)	21	23
Net periodic benefit cost	$51	$59

Contributions

We anticipate we will make contributions to the benefit plans during 2016 and 2017. Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Contributions Three Months Ended March 31, 2016	Remaining Anticipated Contributions for 2016	Anticipated Contributions for 2017
Defined Benefit Pension Plan	$—	$1,638	$1,615
Defined Benefit Postretirement Healthcare Plan	$155	$464	$509
Supplemental Non-qualified Defined Benefit Plans	$54	$162	$248

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance on fair value measurements establishes a hierarchy for grouping assets and liabilities, based on significance of inputs. For additional information see Note 1 included in our 2015 Annual Report on Form 10-K filed with the SEC.

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$28,999	$28,999	$7,559	$7,559
Long-term debt, including current maturities (b)	$339,651	$429,059	$342,756	$404,864
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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Three months ended March 31,	2016	2015
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$5,087	$2,042
Non-cash (decrease) to money pool notes receivable, net	$(12,500)	$—
Non-cash dividend to Parent	$12,500	$—

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(2,989)	$(2,718)
Income taxes, net	$—	$—

(8)	COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2015 Annual Report on Form 10-K.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

Name Rebranding

We now operate with the trade name Black Hills Energy. BHC rebranded all of its regulated utilities to operate under the name Black Hills Energy.

Regulatory Matters

During the first quarter of 2016, we commenced construction of the $54 million, 230-kV, 144 mile-long transmission line that will connect the Teckla Substation in northeast Wyoming, to the Lange Substation near Rapid City, South Dakota. The project is expected to be placed in service by the end of 2016.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Revenue	$68,642	$70,283	$(1,641)
Fuel and purchased power	20,730	22,104	(1,374)
Gross margin	47,912	48,179	(267)

Operating expenses	27,132	26,689	443
Operating income	20,780	21,490	(710)

Interest income (expense), net	(5,029)	(5,549)	520
Other income (expense), net	497	105	392
Income tax expense	(5,062)	(5,643)	581
Net income	$11,186	$10,403	$783

	Electric Revenue by Customer Type
	Three Months Ended March 31,
	(in thousands)
	2016	Percentage Change	2015
Residential	$19,315	(4)%	$20,140
Commercial	23,589	(5)%	24,741
Industrial	8,501	2%	8,299
Municipal	831	(3)%	858
Total retail revenue	52,236	(3)%	54,038
Contract wholesale	4,174	(23)%	5,420
Wholesale off-system	4,586	(31)%	6,635
Other revenue	7,646	82%	4,190
Total revenue	$68,642	(2)%	$70,283

	Megawatt Hours Sold by Customer Type
	Three Months Ended March 31,
	2016	Percentage Change	2015
Residential	142,753	(3)%	146,963
Commercial	188,888	(3)%	195,078
Industrial	108,021	(3)%	111,859
Municipal	7,441	(3)%	7,700
Total retail quantity sold	447,103	(3)%	461,600
Contract wholesale	63,453	(25)%	84,271
Wholesale off-system	193,373	(21)%	245,638
Total quantity sold	703,929	(11)%	791,509
Losses and company use	39,324	48%	26,646
Total energy	743,253	(9)%	818,155

	Megawatt Hours Generated and Purchased
	Three Months Ended March 31,
Generated -	2016	Percentage Change	2015
Coal-fired	388,001	3%	376,834
Gas-fired (a)	15,562	441%	2,878
Total generated	403,563	6%	379,712

Total purchased	339,690	(23)%	438,443
Total generated and purchased	743,253	(9)%	818,155
__________

(a)	An increase in generation from Cheyenne Prairie was driven by outages at the Wyodak plant during the three months ended March 31, 2016.

	Power Plant Availability
	Three Months Ended March 31,
	2016	2015
Coal-fired plants (a)	92.4%	87.7%
Other plants	98.3%	95.2%
Total availability	95.8%	92.0%
__________________

(a)	The three months ended March 31, 2015 reflects a planned annual outage at Neil Simpson II and an unplanned outage for a catalyst repair at Wygen III.

	Degree Days
	Three Months Ended March 31,
	2016		2015
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating degree days:
Heating degree days	2,806	(13)%	2,873	(11)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Net income was $11 million compared to $10.4 million for the same period in the prior year primarily due to the following:

Gross margin decreased primarily due to lower residential volume due to milder weather and a decrease in commercial and industrial MWh sold, partially offset by the benefit from an additional day as a result of leap year.

Operations and maintenance increased primarily due to higher depreciation expense driven by additional plant in service compared to the same period in the prior year.

Interest expense, net decreased primarily due to higher AFUDC interest income in the current year driven by higher construction work-in-process balances compared to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate decreased due primarily to a favorable re-measurement of an uncertain tax position liability involving research and development credits and deductions, as a result of an agreement reached during the first quarter of 2016 with the IRS.

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which were in effect at March 31, 2016:

Rating Agency	Secured Rating
S&P	A-
Moody’s	A1
Fitch	A

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in Item 1A of our 2015 Annual Report on Form 10-K, including statements contained within Item 1A - Risk Factors and Part II, Item 1A of this Quarterly Report on Form 10Q.

ITEM 4.	CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A, “Controls and Procedures” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2016. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Security Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2015 Annual Report on Form 10-K and Note 8 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors previously disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
and Chief Financial Officer

Dated: May 11, 2016

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