Form 10-Q
period 2016-06-30
BLACK HILLS POWER INC
filed 2016-08-10
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 31, 2016, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investor Services, Inc.
MW	Megawatts
MWh	Megawatt-hours
SEC	U.S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor’s Rating Services
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2016	2015	2016	2015
	(in thousands)
Revenue	$62,019	$68,038	$130,661	$138,321

Operating expenses:
Fuel and purchased power	16,224	19,353	36,954	41,457
Operations and maintenance	16,906	18,121	33,937	35,212
Depreciation and amortization	8,204	7,842	16,816	15,967
Taxes - property	1,749	1,579	3,238	3,052
Total operating expenses	43,083	46,895	90,945	95,688

Operating income	18,936	21,143	39,716	42,633

Other income (expense):
Interest expense	(5,414)	(5,680)	(10,868)	(11,372)
AFUDC - borrowed	298	44	521	83
Interest income	292	61	494	165
AFUDC - equity	566	80	989	150
Other income (expense), net	(47)	63	27	98
Total other income (expense)	(4,305)	(5,432)	(8,837)	(10,876)

Income from continuing operations before income taxes	14,631	15,711	30,879	31,757
Income tax expense	(4,825)	(5,164)	(9,887)	(10,807)
Net income	9,806	10,547	20,992	20,950

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(5) and $(6) for the three months ended June 30, 2016 and 2015 and $(11) and $330 for the six months ended June 30, 2016 and 2015, respectively)	11	10	21	362
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(7) and $(8) for the three months ended June 30, 2016 and 2015 and $(14) and $(16) for the six months ended June 30, 2016 and 2015, respectively)	13	16	27	31
Other comprehensive income	24	26	48	393

Comprehensive income	$9,830	$10,573	$21,040	$21,343

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	June 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,625	$7,559
Receivables - customers, net	27,283	27,856
Receivables - affiliates	5,492	5,747
Other receivables, net	169	236
Money pool notes receivable, net	56,599	76,813
Materials, supplies and fuel	22,017	24,282
Regulatory assets, current	21,297	14,096
Other, current assets	3,846	43,118
Total current assets	156,328	199,707

Investments	4,800	4,725

Property, plant and equipment	1,191,724	1,166,126
Less accumulated depreciation and amortization	(333,053)	(326,074)
Total property, plant and equipment, net	858,671	840,052

Other assets:
Regulatory assets, non-current	68,854	71,717
Other, non-current assets	3,835	152
Total other assets	72,689	71,869
TOTAL ASSETS	$1,092,488	$1,116,353

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	June 30, 2016	December 31, 2015
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$30,098	$21,297
Accounts payable - affiliates	25,719	30,032
Accrued liabilities	25,832	69,454
Regulatory liabilities, current	34	—
Total current liabilities	81,683	120,783

Long-term debt	339,686	339,616

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	207,886	188,961
Regulatory liabilities, non-current	52,672	51,583
Benefit plan liabilities	19,857	20,033
Other, non-current liabilities	2,185	3,398
Total deferred credits and other liabilities	282,600	263,975

Commitments and contingencies (Notes 4, 5 and 8)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	326,787	330,295
Accumulated other comprehensive loss	(1,259)	(1,307)
Total stockholder’s equity	388,519	391,979
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,092,488	$1,116,353

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities:
Net income	$20,992	$20,950
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	16,816	15,967
Deferred income tax	18,009	10,080
Employee benefits	886	1,202
AFUDC - equity	(989)	(150)
Other adjustments, net	(236)	291
Change in operating assets and liabilities -
Accounts receivable and other current assets	3,234	6,094
Accounts payable and other current liabilities	538	(11,358)
Regulatory assets - current	(7,026)	(3,033)
Regulatory liabilities - current	—	(2,479)
Contributions to defined benefit pension plan	(820)	—
Other operating activities, net	168	(2,409)
Net cash provided by (used in) operating activities	51,572	35,155

Investing activities:
Property, plant and equipment additions	(35,153)	(17,009)
Change in money pool notes receivable, net	(4,286)	55,145
Other investing activities	(67)	(90)
Net cash provided by (used in) investing activities	(39,506)	38,046

Financing activities:
Net cash provided by (used in) financing activities	—	—

Net change in cash and cash equivalents	12,066	73,201

Cash and cash equivalents, beginning of period	7,559	6,620
Cash and cash equivalents, end of period	$19,625	$79,821

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2016, December 31, 2015 and June 30, 2015 financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 and June 30, 2015, and our financial condition as of June 30, 2016 and December 31, 2015 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued and Adopted Accounting Standards

Leases, ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of 12 months or less. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The guidance is effective for us beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact that adoption of ASU 2016-02 will have on our financial position, results of operations or cash flows.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), ASU 2015-07

On May 1, 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements. The new requirements were effective for us beginning January 1, 2016 and will be applied retrospectively to all periods presented, in our 2016 Form 10-K. This ASU will not materially affect our financial statements and disclosures, but will change certain presentation and disclosure of the fair value of certain plan assets in our pension and other postretirement benefit plan disclosures in our 2016 Form 10-K, for all periods presented.

Simplifying the Presentation of Debt Issuance Costs, ASU 2015-03

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs related to a recognized debt liability are presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. We adopted ASU 2015-03 in the first quarter of 2016 on a retrospective basis. As of June 30, 2016, we have presented the debt issuance costs, previously reported in other assets, as direct deductions from the carrying amount of long-term debt. The implementation of this standard resulted in reductions of other non-current assets and long-term debt of $3.1 million in the Condensed Balance Sheets as of December 31, 2015. Adoption of ASU 2015-03 did not have a material impact on our financial position.

Revenue from Contracts with Customers, ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. On July 9, 2015, FASB voted to defer the effective date of ASU 2014-09 by one year. The proposed guidance would be effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting this guidance. Under the modified approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact of adoption, if any, that ASU 2014-09 will have on our financial position, results of operations or cash flows.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	June 30, 2016	December 31, 2015
Accounts receivable trade	$15,519	$15,268
Unbilled revenues	11,989	12,795
Allowance for doubtful accounts	(225)	(207)
Receivables - customers, net	$27,283	$27,856

(3)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	June 30, 2016	December 31, 2015
Regulatory assets:
Unamortized loss on reacquired debt (a)	8	$1,955	$2,096
AFUDC (b)	45	8,945	8,571
Employee benefit plans (c)	12	20,866	20,866
Deferred energy and fuel cost adjustments - current (a)	Less than 1 year	21,800	19,875
Flow through accounting (a)	35	12,617	12,104
Decommissioning costs, net of amortization(b)	9	13,255	13,686
Other regulatory assets (a) (d)	2	10,713	8,615
Total regulatory assets		$90,151	$85,813

Regulatory liabilities:
Cost of removal for utility plant (a)	53	$40,056	$38,131
Employee benefit plans (c)	12	12,616	12,616
Other regulatory liabilities	13	34	836
Total regulatory liabilities		$52,706	$51,583
____________________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(d)	Includes approximately $7.0 million and $5.0 million of vegetation management expenses at June 30, 2016 and December 31, 2015, respectively, for which we are allowed a rate of return.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	June 30, 2016	December 31, 2015
Receivables - affiliates	$5,492	$5,747
Accounts payable - affiliates	$25,719	$30,032

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Black Hills Service Company and the utility companies conducting business as Black Hills Energy. We are the administrator of the Money Pool. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At June 30, 2016, the average cost of borrowing under the Utility Money Pool was 1.75%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	June 30, 2016	December 31, 2015
Money pool notes receivable, net	$56,599	$76,813

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income (expense)	$290	$288	$568	$546

Other related party activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Energy sold to Cheyenne Light	$648	$379	$1,309	$705
Rent from electric properties	$1,375	$1,332	$2,588	$2,456

Fuel and purchased power:
Purchases of coal from WRDC	$3,357	$4,099	$8,153	$8,144
Purchase of excess energy from Cheyenne Light	$53	$213	$108	$689
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$353	$280	$1,017	$829
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$602	$498	$1,729	$1,434

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$100	$103	$200	$207

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$6,177	$6,627	$12,898	$13,660

(5)	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

Beginning in 2016, we changed the method used to estimate the service and interest cost components of the net periodic pension, supplemental non-qualified defined benefit and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. Previously, those costs were determined using a single weighted-average discount rate. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets the actuarial gains and losses recorded in other comprehensive income, regulatory assets or regulatory liabilities. The new method provides a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. We accounted for this change as a change in estimate prospectively beginning in the first quarter of 2016. The discount rates used to measure the 2016 service costs are 4.81%, 4.88% and 4.18% for pension, supplemental non-qualified defined benefit and other postretirement benefit costs, respectively. The discount rates used to measure the 2016 interest costs are 3.90%, 3.82% and 3.17% for pension, supplemental non-qualified defined benefit and other postretirement benefit costs, respectively. The previous method would have used a discount rate for both service and interest costs of 4.63% for pension, 4.50% for supplemental non-qualified defined benefit and 4.03% for other postretirement benefit costs. The decrease in the total 2016 service and interest costs is approximately $0.5 million, $0.3 million and $0.1 million for the pension, supplemental non-qualified defined benefit and other postretirement benefit costs, respectively, as compared to the previous method.

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$151	$199	$302	$398
Interest cost	625	739	1,250	1,478
Expected return on plan assets	(908)	(984)	(1,816)	(1,968)
Prior service cost	11	11	22	22
Net loss (gain)	499	549	998	1,098
Net periodic benefit cost	$378	$514	$756	$1,028

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$51	$59	$102	$117
Interest cost	47	53	94	107
Prior service cost (benefit)	(84)	(84)	(168)	(168)
Net periodic benefit cost	$14	$28	$28	$56

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$30	$36	$60	$72
Net loss (gain)	21	23	42	46
Net periodic benefit cost	$51	$59	$102	$118

Contributions

We anticipate we will make contributions to the benefit plans during 2016 and 2017. Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Contributions Six Months Ended June 30, 2016	Remaining Anticipated Contributions for 2016	Anticipated Contributions for 2017
Defined Benefit Pension Plan	$820	$—	$1,615
Defined Benefit Postretirement Healthcare Plan	$309	$309	$509
Supplemental Non-qualified Defined Benefit Plans	$108	$108	$248

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$19,625	$19,625	$7,559	$7,559
Long-term debt, including current maturities (b)	$339,686	$445,571	$339,616	$404,864
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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Six months ended June 30,	2016	2015
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$5,355	$2,225
Non-cash (decrease) to money pool notes receivable, net	$(24,500)	$(6,500)
Non-cash dividend to Parent	$24,500	$6,500

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(10,547)	$(11,063)

(8)	COMMITMENTS AND CONTINGENCIES

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

Regulatory Matters

During the first quarter of 2016, we commenced construction of the $54 million, 230-kV, 144 mile-long transmission line that will connect the Teckla Substation in northeast Wyoming, to the Lange Substation near Rapid City, South Dakota. The first segment of this project connecting Teckla to Osage, WY will be placed in service by the end of 2016. The second segment of the project will be placed in service in the first half of 2017.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Variance	2016	2015	Variance
	(in thousands)
Revenue	$62,019	$68,038	$(6,019)	$130,661	$138,321	$(7,660)
Fuel and purchased power	16,224	19,353	(3,129)	36,954	41,457	(4,503)
Gross margin	45,795	48,685	(2,890)	93,707	96,864	(3,157)

Operating expenses	26,859	27,542	(683)	53,991	54,231	(240)
Operating income	18,936	21,143	(2,207)	39,716	42,633	(2,917)

Interest income (expense), net	(4,824)	(5,575)	751	(9,853)	(11,124)	1,271
Other income (expense), net	519	143	376	1,016	248	768
Income tax expense	(4,825)	(5,164)	339	(9,887)	(10,807)	920
Net income	$9,806	$10,547	$(741)	$20,992	$20,950	$42

	Electric Revenue by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands)
	2016	Percentage Change	2015	2016	Percentage Change	2015
Residential	$16,241	5%	$15,470	$35,556	—%	$35,610
Commercial	23,723	(3)%	24,433	47,312	(4)%	49,174
Industrial	7,764	(8)%	8,459	16,265	(3)%	16,758
Municipal	960	12%	859	1,791	4%	1,717
Total retail revenue	48,688	(1)%	49,221	100,924	(2)%	103,259
Contract wholesale	3,947	(1)%	3,979	8,121	(14)%	9,399
Wholesale off-system	2,734	(59)%	6,666	7,320	(45)%	13,301
Other revenue	6,650	(19)%	8,172	14,296	16%	12,362
Total revenue	$62,019	(9)%	$68,038	$130,661	(6)%	$138,321

	Megawatt Hours Sold by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Residential	114,851	4%	110,017	257,604	—%	256,980
Commercial	190,207	—%	189,889	379,095	(2)%	384,967
Industrial	102,620	—%	102,494	210,641	(2)%	214,353
Municipal	8,487	21%	7,036	15,928	8%	14,736
Total retail quantity sold	416,165	2%	409,436	863,268	(1)%	871,036
Contract wholesale	56,087	(14)%	64,896	119,540	(20)%	149,167
Wholesale off-system	117,064	(52)%	246,213	310,437	(37)%	491,851
Total quantity sold	589,316	(18)%	720,545	1,293,245	(14)%	1,512,054
Losses and company use	30,528	(35)%	46,993	69,852	(5)%	73,639
Total energy	619,844	(19)%	767,538	1,363,097	(14)%	1,585,693

	Megawatt Hours Generated and Purchased
	Three Months Ended June 30,			Six Months Ended June 30,
Generated -	2016	Percentage Change	2015	2016	Percentage Change	2015
Coal-fired (a)	265,032	(34)%	399,763	653,033	(16)%	776,597
Gas-fired	39,433	134%	16,883	54,995	178%	19,761
Total generated	304,465	(27)%	416,646	708,028	(11)%	796,358

Total purchased	315,379	(10)%	350,892	655,069	(17)%	789,335
Total generated and purchased	619,844	(19)%	767,538	1,363,097	(14)%	1,585,693
____________________

(a)	Decrease is due to a planned outage at Wygen III and an extended planned outage at Wyodak.

	Power Plant Availability
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Coal-fired plants (a)	64.5%	95.1%	78.4%	91.4%
Other plants	99.2%	96.9%	98.7%	96.0%
Total availability	84.2%	96.1%	90.0%	94.0%
____________________

(a)	Decrease is due to a planned outage at Wygen III and an extended planned outage at Wyodak.

	Degree Days				Degree Days
	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average
Heating degree days:
Heating degree days	877	(13)%	1,005	—%	3,683	(13)%	3,878	(8)%
Cooling degree days	186	74%	96	(10)%	186	74%	96	(10)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Net income was $10 million compared to $11 million for the same period in the prior year primarily due to the following:

Gross margin decreased primarily due to a prior year increase in return on invested capital of $1.2 million from a rate case and a $1.8 million decrease due to third party billing true-ups related to the current and prior years, partially offset by the weather impact from the increase in cooling degree days compared to the same period in the prior year.

Operations and maintenance decreased primarily due to lower employee costs due to integration activities and transition expenses charged to our Parent Company related to its acquisition of SourceGas, and lower costs driven by a change in operating expense and capital allocations impacting us as a result of our Parent Company integrating the acquired SourceGas utilities, partially offset by higher depreciation expense driven by additional plant in service compared to the same period in the prior year.

Interest expense, net decreased primarily due to higher AFUDC income in the current year driven by higher construction work-in-process balances compared to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate is comparable to the prior year.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Net income was $21 million compared to $21 million for the same period in the prior year primarily due to the following:

Gross margin decreased primarily due to a prior year increase in return on invested capital of $1.2 million from a rate case and a $1.8 million decrease due to third party billing true-ups related to the current and prior years, partially offset by the weather impact from the increase in cooling degree days compared to the same period in the prior year.

Operations and maintenance decreased primarily due to lower employee costs due to integration activities and transition expenses charged to our Parent Company related to its acquisition of SourceGas and lower costs driven by a change in operating expense and capital allocations impacting us as a result of our Parent Company integrating the acquired SourceGas utilities. These decreases are partially offsetting by higher depreciation expense driven by additional plant in service and higher maintenance expenses driven by current year outages.

Interest expense, net decreased primarily due to higher AFUDC income in the current year driven by higher construction work-in-process balances compared to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate decreased due primarily to a favorable re-measurement of an uncertain tax position liability involving research and development credits and deductions, as a result of an agreement reached during the first quarter of 2016 with the IRS.

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at June 30, 2016:

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2016. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
and Chief Financial Officer

Dated: August 10, 2016

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