Form 10-Q
period 2016-09-30
BLACK HILLS POWER INC
filed 2016-11-07
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 31, 2016, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
BHC	Black Hills Corporation; the Parent Company
Black Hills Energy	The name used to conduct the business of BHC utility companies
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
Black Hills Service Company	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of BHC
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy)
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

FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
SEC	U. S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2016	2015	2016	2015
	(in thousands)
Revenue	$66,728	$72,111	$197,389	$210,432

Operating expenses:
Fuel and purchased power	18,421	21,983	55,375	63,440
Operations and maintenance	15,601	16,979	49,538	52,191
Depreciation and amortization	8,547	8,248	25,363	24,215
Taxes - property	1,749	1,445	4,987	4,497
Total operating expenses	44,318	48,655	135,263	144,343

Operating income	22,410	23,456	62,126	66,089

Other income (expense):
Interest expense	(5,454)	(5,542)	(16,322)	(16,914)
AFUDC - borrowed	319	239	840	322
Interest income	510	269	1,004	434
AFUDC - equity	606	434	1,595	584
Other income (expense), net	48	21	75	119
Total other income (expense)	(3,971)	(4,579)	(12,808)	(15,455)

Income from continuing operations before income taxes	18,439	18,877	49,318	50,634
Income tax expense	(6,429)	(6,590)	(16,316)	(17,397)
Net income	12,010	12,287	33,002	33,237

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(6) and $(5) for the three months ended September 30, 2016 and 2015 and $(17) and $325 for the nine months ended September 30, 2016 and 2015, respectively)	10	11	31	373
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(8) and $(9) for the three months ended September 30, 2016 and 2015 and $(21) and $(25) for the nine months ended September 30, 2016 and 2015, respectively)	14	15	41	46
Other comprehensive income	24	26	72	419

Comprehensive income	$12,034	$12,313	$33,074	$33,656

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	September 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,250	$7,559
Receivables - customers, net	25,633	27,856
Receivables - affiliates	5,216	5,747
Other receivables, net	453	236
Money pool notes receivable, net	51,279	76,813
Materials, supplies and fuel	21,364	24,282
Regulatory assets, current	18,212	14,096
Other, current assets	3,634	43,118
Total current assets	136,041	199,707

Investments	4,817	4,725

Property, plant and equipment	1,216,000	1,166,126
Less accumulated depreciation and amortization	(334,546)	(326,074)
Total property, plant and equipment, net	881,454	840,052

Other assets:
Regulatory assets, non-current	72,403	71,717
Other, non-current assets	3,900	152
Total other assets	76,303	71,869
TOTAL ASSETS	$1,098,615	$1,116,353

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	September 30, 2016	December 31, 2015
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$20,647	$21,297
Accounts payable - affiliates	30,284	30,032
Accrued liabilities	32,286	69,454
Regulatory liabilities, current	52	—
Total current liabilities	83,269	120,783

Long-term debt	339,721	339,616

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	212,276	188,961
Regulatory liabilities, non-current	53,344	51,583
Benefit plan liabilities	20,161	20,033
Other, non-current liabilities	1,291	3,398
Total deferred credits and other liabilities	287,072	263,975

Commitments and contingencies (Notes 4, 5 and 8)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	326,797	330,295
Accumulated other comprehensive loss	(1,235)	(1,307)
Total stockholder’s equity	388,553	391,979
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,098,615	$1,116,353

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities:
Net income	$33,002	$33,237
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	25,363	24,215
Deferred income tax	22,267	8,161
Employee benefits	1,327	1,802
AFUDC - equity	(1,595)	(584)
Other adjustments, net	118	139
Change in operating assets and liabilities -
Accounts receivable and other current assets	5,499	1,291
Accounts payable and other current liabilities	1,662	5,638
Regulatory assets - current	(4,029)	(1,848)
Regulatory liabilities - current	—	(2,479)
Contributions to defined benefit pension plan	(820)	—
Other operating activities, net	(3,994)	8,019
Net cash provided by (used in) operating activities	78,800	77,591

Investing activities:
Property, plant and equipment additions	(65,062)	(39,338)
Change in money pool notes receivable, net	(10,966)	(14,694)
Other investing activities	(81)	(103)
Net cash provided by (used in) investing activities	(76,109)	(54,135)

Financing activities:
Net cash provided by (used in) financing activities	—	—

Net change in cash and cash equivalents	2,691	23,456

Cash and cash equivalents, beginning of period	7,559	6,620
Cash and cash equivalents, end of period	$10,250	$30,076

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

Accounting methods historically employed require certain estimates as of interim dates. The information furnished in the accompanying condensed financial statements reflects all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2016, December 31, 2015 and September 30, 2015 financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2016 and September 30, 2015, and our financial condition as of September 30, 2016 and December 31, 2015 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued and Adopted Accounting Standards

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The ASU will be effective for fiscal years beginning after December 15, 2017. We are currently assessing the impact that adoption of ASU 2016-15 will have on our financial position, results of operations and cash flows.

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

Simplifying the Presentation of Debt Issuance Costs, ASU 2015-03

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs related to a recognized debt liability are presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts, rather than as an asset. Amortization of these costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. We adopted ASU 2015-03 in the first quarter of 2016 on a retrospective basis. As of September 30, 2016, we have presented the debt issuance costs, previously reported in other assets, as direct deductions from the carrying amount of long-term debt. The implementation of this standard resulted in reductions of other non-current assets and long-term debt of $3.1 million in the Condensed Balance Sheets as of December 31, 2015. Adoption of ASU 2015-03 did not have a material impact on our financial position.

Revenue from Contracts with Customers, ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. On July 9, 2015, FASB voted to defer the effective date of ASU 2014-09 by one year. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. Entities will have the option of using either a full retrospective or modified retrospective approach to adopting this guidance. Under the modified approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption. As of September 30, 2016, we were actively evaluating all of our sources of revenue to determine the impact that adoption of ASU 2014-09 will have on our financial position, results of operations and cash flows.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	September 30, 2016	December 31, 2015
Accounts receivable trade	$15,171	$15,268
Unbilled revenues	10,651	12,795
Allowance for doubtful accounts	(189)	(207)
Receivables - customers, net	$25,633	$27,856

(3)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	September 30, 2016	December 31, 2015
Regulatory assets:
Unamortized loss on reacquired debt (a)	8	$1,885	$2,096
AFUDC (b)	45	9,184	8,571
Employee benefit plans (c)	12	20,866	20,866
Deferred energy and fuel cost adjustments - current (a)	Less than 1 year	22,816	19,875
Flow through accounting (a)	35	12,498	12,104
Decommissioning costs, net of amortization(b)	9	12,625	13,686
Other regulatory assets (a) (d)	2	10,741	8,615
Total regulatory assets		$90,615	$85,813

Regulatory liabilities:
Cost of removal for utility plant (a)	44	$40,728	$38,131
Employee benefit plans (c)	12	12,616	12,616
Other regulatory liabilities	13	52	836
Total regulatory liabilities		$53,396	$51,583
____________________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(d)	Includes approximately $9.8 million and $5.0 million of vegetation management expenses at September 30, 2016 and December 31, 2015, respectively, for which we are allowed a rate of return.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	September 30, 2016	December 31, 2015
Receivables - affiliates	$5,216	$5,747
Accounts payable - affiliates	$30,284	$30,032

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Black Hills Service Company and the utility companies conducting business as Black Hills Energy. We are the administrator of the Money Pool. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s credit facility borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At September 30, 2016, the average cost of borrowing under the Utility Money Pool was 1.81%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	September 30, 2016	December 31, 2015
Money pool notes receivable, net	$51,279	$76,813

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income (expense)	$277	$309	$845	$855

Other related party activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Energy sold to Cheyenne Light	$599	$553	$1,908	$1,258
Rent from electric properties	$1,229	$1,158	$3,817	$3,614

Fuel and purchased power:
Purchases of coal from WRDC	$4,122	$4,580	$12,275	$12,724
Purchase of excess energy from Cheyenne Light	$64	$111	$172	$800
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$312	$268	$1,329	$1,097
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$547	$476	$2,276	$1,910

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$100	$103	$300	$310

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$6,257	$6,213	$19,155	$19,873

(5)	EMPLOYEE BENEFIT PLANS

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

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$151	$199	$453	$597
Interest cost	625	739	1,875	2,217
Expected return on plan assets	(908)	(984)	(2,724)	(2,952)
Prior service cost	11	11	33	33
Net loss (gain)	498	549	1,496	1,647
Net periodic benefit cost	$377	$514	$1,133	$1,542

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$51	$59	$153	$176
Interest cost	47	53	141	160
Prior service cost (benefit)	(84)	(84)	(252)	(252)
Net periodic benefit cost	$14	$28	$42	$84

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$30	$35	$90	$107
Net loss (gain)	20	23	62	69
Net periodic benefit cost	$50	$58	$152	$176

Contributions

We anticipate we will make contributions to the benefit plans during 2016 and 2017. Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions and anticipated contributions are as follows (in thousands):

	Contributions Nine Months Ended September 30, 2016	Remaining Anticipated Contributions for 2016	Anticipated Contributions for 2017
Defined Benefit Pension Plan	$820	$—	$1,615
Defined Benefit Postretirement Healthcare Plan	$464	$155	$509
Supplemental Non-qualified Defined Benefit Plans	$162	$54	$248

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$10,250	$10,250	$7,559	$7,559
Long-term debt, including current maturities (b)	$339,721	$445,104	$339,616	$404,864
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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Nine months ended September 30,	2016	2015
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$5,565	$2,074
Non-cash (decrease) to money pool notes receivable, net	$(36,500)	$(18,500)
Non-cash dividend to Parent	$36,500	$18,500

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(13,486)	$(14,192)

(8)	COMMITMENTS AND CONTINGENCIES

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

Regulatory Matters

During the first quarter of 2016, we commenced construction of the $54 million, 230-kV, 144 mile-long transmission line that will connect the Teckla Substation in northeast Wyoming, to the Lange Substation near Rapid City, South Dakota. The first segment of this project connecting Teckla to Osage, WY was energized on August 31, 2016. The second segment of the project is expected to be placed in service in the first half of 2017.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
	(in thousands)
Revenue	$66,728	$72,111	$(5,383)	$197,389	$210,432	$(13,043)
Fuel and purchased power	18,421	21,983	(3,562)	55,375	63,440	(8,065)
Gross margin	48,307	50,128	(1,821)	142,014	146,992	(4,978)

Operating expenses	25,897	26,672	(775)	79,888	80,903	(1,015)
Operating income	22,410	23,456	(1,046)	62,126	66,089	(3,963)

Interest income (expense), net	(4,625)	(5,034)	409	(14,478)	(16,158)	1,680
Other income (expense), net	654	455	199	1,670	703	967
Income tax expense	(6,429)	(6,590)	161	(16,316)	(17,397)	1,081
Net income	$12,010	$12,287	$(277)	$33,002	$33,237	$(235)

	Electric Revenue by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	(in thousands)
	2016	Percentage Change	2015	2016	Percentage Change	2015
Residential	$17,501	(5)%	$18,471	$53,057	(2)%	$54,081
Commercial	25,714	(5)%	27,156	73,026	(4)%	76,330
Industrial	8,275	(1)%	8,364	24,540	(2)%	25,122
Municipal	1,053	3%	1,024	2,844	4%	2,741
Total retail revenue	52,543	(4)%	55,015	153,467	(3)%	158,274
Contract wholesale	4,596	1%	4,563	12,717	(9)%	13,962
Wholesale off-system	3,984	(26)%	5,417	11,304	(40)%	18,718
Other revenue	5,605	(21)%	7,116	19,901	2%	19,478
Total revenue	$66,728	(7)%	$72,111	$197,389	(6)%	$210,432

	Megawatt Hours Sold by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Percentage Change	2015	2016	Percentage Change	2015
Residential	124,012	(3)%	128,474	381,616	(1)%	385,454
Commercial	213,276	(2)%	218,305	592,371	(2)%	603,272
Industrial	110,220	—%	109,725	320,861	(1)%	324,078
Municipal	9,927	6%	9,322	25,855	7%	24,058
Total retail quantity sold	457,435	(2)%	465,826	1,320,703	(1)%	1,336,862
Contract wholesale	62,547	(5)%	65,952	182,087	(15)%	215,119
Wholesale off-system	128,415	(17)%	154,215	438,852	(32)%	646,066
Total quantity sold	648,397	(5)%	685,993	1,941,642	(12)%	2,198,047
Losses and company use	41,585	(16)%	49,496	111,437	(10)%	123,135
Total energy	689,982	(6)%	735,489	2,053,079	(12)%	2,321,182

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,			Nine Months Ended September 30,
Generated -	2016	Percentage Change	2015	2016	Percentage Change	2015
Coal-fired (a)	401,231	3%	389,784	1,054,264	(10)%	1,166,381
Gas-fired	41,654	10%	37,721	96,649	68%	57,482
Total generated	442,885	4%	427,505	1,150,913	(6)%	1,223,863

Total purchased	247,097	(20)%	307,984	902,166	(18)%	1,097,319
Total generated and purchased	689,982	(6)%	735,489	2,053,079	(12)%	2,321,182
____________________

(a)	Decrease is primarily due to a planned outage at Wygen III and an extended planned outage at Wyodak for the nine months ended September 30, 2016.

	Power Plant Availability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Coal-fired plants (a)	92.8%	93.6%	83.2%	92.1%
Other plants	97.7%	93.7%	98.4%	95.3%
Total availability	95.6%	93.7%	91.8%	93.9%
____________________

(a)	Decrease is primarily due to a planned outage at Wygen III and an extended planned outage at Wyodak during the nine months ended September 30, 2016.

	Degree Days				Degree Days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average

Heating degree days	161	(23)%	127	(40)%	3,844	(13)%	4,005	(10)%
Cooling degree days	460	(18)%	477	(15)%	646	(3)%	573	(14)%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Net income was $12 million compared to $12 million for the same period in the prior year primarily due to the following:

Gross margin decreased primarily due to lower retail volumes and the impact of a decrease in cooling degree days compared to the same period in the prior year.

Operations and maintenance decreased primarily due to lower employee costs driven by a change in operating expense allocations impacting us as a result of our Parent Company integrating the acquired SourceGas utilities and lower generation and outside services, partially offset by higher depreciation expense driven by additional plant in service compared to the same period in the prior year.

Interest expense, net decreased primarily due to higher AFUDC income in the current year driven by higher construction work-in-process balances compared to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate was comparable to the same period in the prior year.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Net income was $33 million compared to $33 million for the same period in the prior year primarily due to the following:

Gross margin decreased primarily due to a prior year increase in return on invested capital of $1.2 million from a rate case, a $1.8 million decrease due to third party billing true-ups related to the current and prior years and a decrease in commercial MW sold driven by lower demand, partially offset by the weather impact from the increase in cooling degree days compared to the same period in the prior year.

Operations and maintenance decreased primarily due to lower employee costs driven by a change in operating expense allocations impacting us as a result of our Parent Company integrating the acquired SourceGas utilities, partially offset by higher depreciation expense driven by additional plant in service compared to the same period in the prior year.

Interest expense, net decreased primarily due to higher AFUDC income in the current year driven by higher construction work-in-process balances compared to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate was comparable to the same period in the prior year.

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at September 30, 2016:

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in Item 1A of our 2015 Annual Report on Form 10-K, including statements contained within Item 1A - Risk Factors and Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A, “Controls and Procedures” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2016. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
and Chief Financial Officer

Dated: November 4, 2016

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