Form 10-Q
period 2017-03-31
BLACK HILLS POWER INC
filed 2017-05-08
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of April 30, 2017, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
SEC	U. S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
(unaudited)	2017	2016
	(in thousands)
Revenue	$73,794	$68,642

Operating expenses:
Fuel and purchased power	23,149	20,730
Operations and maintenance	16,954	17,031
Depreciation and amortization	8,694	8,612
Taxes - property	1,621	1,489
Total operating expenses	50,418	47,862

Operating income	23,376	20,780

Other income (expense):
Interest expense	(6,336)	(5,454)
AFUDC - borrowed	192	223
Interest income	707	202
AFUDC - equity	471	423
Other income (expense), net	(53)	74
Total other income (expense)	(5,019)	(4,532)

Income from continuing operations before income taxes	18,357	16,248
Income tax expense	(5,787)	(5,062)
Net income	12,570	11,186

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(6) and $(6) for the three months ended March 31, 2017 and 2016, respectively)	10	10
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(8) and $(7) for the three months ended March 31, 2017 and 2016, respectively)	14	14
Other comprehensive income	24	24

Comprehensive income	$12,594	$11,210

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	March 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,127	$234
Receivables - customers, net	27,457	30,614
Receivables - affiliates	5,390	9,526
Other receivables, net	420	351
Money pool notes receivable, net	32,949	28,409
Materials, supplies and fuel	23,244	22,389
Regulatory assets, current	20,536	18,119
Other, current assets	3,286	3,876
Total current assets	114,409	113,518

Investments	4,849	4,841

Property, plant and equipment	1,254,710	1,236,387
Less accumulated depreciation and amortization	(342,400)	(338,828)
Total property, plant and equipment, net	912,310	897,559

Other assets:
Regulatory assets, non-current	73,445	74,015
Other, non-current assets	3,545	3,816
Total other assets	76,990	77,831
TOTAL ASSETS	$1,108,558	$1,093,749

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	March 31, 2017	December 31, 2016
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$16,809	$14,158
Accounts payable - affiliates	27,289	31,799
Accrued liabilities	44,891	37,436
Regulatory liabilities, current	—	84
Total current liabilities	88,989	83,477

Long-term debt	339,791	339,756

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	214,657	211,443
Regulatory liabilities, non-current	53,896	53,866
Benefit plan liabilities	19,617	19,544
Other, non-current liabilities	1,351	1,001
Total deferred credits and other liabilities	289,521	285,854

Commitments and contingencies (Notes 4, 5 and 8)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	328,504	322,933
Accumulated other comprehensive loss	(1,238)	(1,262)
Total stockholder’s equity	390,257	384,662
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,108,558	$1,093,749

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities:
Net income	$12,570	$11,186
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	8,694	8,612
Deferred income tax	2,704	18,076
Employee benefits	205	443
AFUDC - equity	(471)	(423)
Other adjustments, net	559	296
Change in operating assets and liabilities -
Accounts receivable and other current assets	7,908	(3,409)
Accounts payable and other current liabilities	(380)	(7,656)
Regulatory assets - current	(2,170)	(4,193)
Regulatory liabilities - current	(84)	—
Other operating activities, net	(152)	481
Net cash provided by (used in) operating activities	29,383	23,413

Investing activities:
Property, plant and equipment additions	(16,976)	(18,928)
Change in money pool notes receivable, net	(11,540)	13,683
Other investing activities	26	(27)
Net cash provided by (used in) investing activities	(28,490)	(5,272)

Financing activities:
Net cash provided by (used in) financing activities	—	—

Net change in cash and cash equivalents	893	18,141

Cash and cash equivalents, beginning of period	234	297
Cash and cash equivalents, end of period	$1,127	$18,438

See Note 7 for supplemental cash flow information.

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2016 Annual Report on Form 10-K)

(1)    MANAGEMENT’S STATEMENT

The unaudited condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2016 Annual Report on Form 10-K filed with the SEC.

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2017, December 31, 2016 and March 31, 2016 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2017 and March 31, 2016, and our financial condition as of March 31, 2017 and December 31, 2016 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Revisions

Certain revisions have been made to prior years’ financial information to conform to the current year presentation.

We revised our presentation of cash and certain cash transactions processed on behalf of affiliates.  We have banking arrangements at certain financial institutions whereby if required, payments of one account are cleared with cash from other accounts at the same financial institution; therefore, book overdrafts are presented on a combined basis by bank as cash and cash equivalents. Cash collected or disbursed on behalf of affiliates is presented as Receivables - affiliates or Accounts Payable - affiliates. Prior year amounts were corrected to conform to the current year presentation, which decreased cash and cash equivalents by $11 million as of March 31, 2016. It also decreased net cash flows provided by operations by $3.3 million for the three months ended March 31, 2016. We assessed the materiality of these changes, taking into account quantitative and qualitative factors, and determined them to be immaterial to the balance sheet as of March 31, 2016 and to the Statements of Cash Flows for the three months ended March 31, 2016. There is no impact to the Statements of Income or Statements of Comprehensive Income (Loss) for any period reported.

Recently Issued and Adopted Accounting Standards

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, ASU 2017-07

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost”. The changes to the standard require employers to report the service cost component in the same line item(s) as other compensation costs, and require the other components of net periodic pension and post-retirement benefit costs to be separately presented in the income statement outside of income from operations. Additionally, only the service cost component may be eligible for capitalization, when applicable. However, all cost components remain eligible for capitalization under FERC regulations. ASU 2017-07 will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension and post-retirement benefit costs in the income statement. The capitalization of the service cost component of net period pension and post-retirement benefit costs in assets will be applied on a prospective basis. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We are currently assessing the changes to the standard. The presentation changes required for net periodic pension and post-retirement costs will result in offsetting changes to Operating income and Other income and are not expected to be material.

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

We will adopt this standard for annual and interim reporting periods beginning after December 15, 2017. We continue to actively assess all of our sources of revenue to determine the impact that adoption of the new standard will have on our financial position, results of operations and cash flows. Our evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. A majority of our revenues are from regulated tariff offerings that provide electricity with a defined contractual term. For such arrangements, we expect that the revenue from contracts with the customer will be equivalent to the electricity delivered in that period. Therefore, we do not expect that there will be a significant shift in the timing or pattern of revenue recognition for regulated tariff-based sales. The evaluation of other revenue streams is ongoing, including those tied to longer term contractual commitments. However, a number of industry-specific implementation issues are still unresolved and the final resolution of these issues could impact our current accounting policies and/or patterns for revenue recognition, as well as the transition method selected.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	March 31, 2017	December 31, 2016
Accounts receivable trade	$16,197	$16,972
Unbilled revenues	11,524	13,799
Allowance for doubtful accounts	(264)	(157)
Receivables - customers, net	$27,457	$30,614

(3)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	March 31, 2017	December 31, 2016
Regulatory assets:
Unamortized loss on reacquired debt (a)	8	$1,745	$1,815
Deferred taxes on AFUDC (b)	45	9,607	9,367
Employee benefit plans (c)	12	20,100	20,100
Deferred energy and fuel cost adjustments - current (a)	Less than 1 year	23,075	23,016
Deferred taxes on flow through accounting (a)	35	12,802	12,545
Decommissioning costs, net of amortization(b)	8	12,025	12,456
Other regulatory assets (a) (d)	2	14,627	12,835
Total regulatory assets		$93,981	$92,134

Regulatory liabilities:
Cost of removal for utility plant (a)	61	$41,592	$41,541
Employee benefit plan costs and related deferred taxes (c)	12	12,304	12,304
Other regulatory liabilities	13	—	105
Total regulatory liabilities		$53,896	$53,950
____________________

(a)	Recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(d)	Includes approximately $14 million and $12 million of vegetation management expenses at March 31, 2017 and December 31, 2016, respectively, for which we are allowed a rate of return.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	March 31, 2017	December 31, 2016
Receivables - affiliates	$5,390	$9,526
Accounts payable - affiliates	$27,289	$31,799

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Black Hills Service Company and the utility companies conducting business as Black Hills Energy. We are the administrator of the Money Pool. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At March 31, 2017, the average cost of borrowing under the Utility Money Pool was 1.47%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	March 31, 2017	December 31, 2016
Money pool notes receivable, net	$32,949	$28,409

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net interest income (expense)	$126	$278

Other related party activity was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Energy sold to Cheyenne Light	$878	$661
Rent from electric properties	$1,272	$1,213

Fuel and purchased power:
Purchases of coal from WRDC	$4,280	$4,796
Purchase of excess energy from Cheyenne Light	$40	$55
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$606	$664
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$1,019	$1,127

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$99	$136

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$6,611	$6,721

(5)	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$136	$151
Interest cost	585	625
Expected return on plan assets	(897)	(908)
Prior service cost	11	11
Net loss (gain)	307	499
Net periodic benefit cost	$142	$378

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$52	$51
Interest cost	44	47
Prior service cost (benefit)	(84)	(84)
Net periodic benefit cost	$12	$14

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest cost	$29	$30
Net loss (gain)	22	21
Net periodic benefit cost	$51	$51

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made for 2017 and anticipated contributions for 2017 and 2018 are as follows (in thousands):

	Contributions Three Months Ended March 31, 2017	Remaining Anticipated Contributions for 2017	Anticipated Contributions for 2018
Defined Benefit Pension Plan	$—	$1,305	$660
Defined Benefit Postretirement Healthcare Plan	$135	$406	$565
Supplemental Non-qualified Defined Benefit Plans	$62	$185	$246

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance on fair value measurements establishes a hierarchy for grouping assets and liabilities, based on significance of inputs. For additional information see Note 1 included in our 2016 Annual Report on Form 10-K filed with the SEC.

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$1,127	$1,127	$234	$234
Long-term debt, including current maturities (b)	$339,791	$424,453	$339,756	$410,466
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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Three months ended March 31,	2017	2016
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$10,998	$5,087
Non-cash (decrease) to money pool notes receivable, net	$(7,000)	$(12,500)
Non-cash dividend to Parent	$7,000	$12,500

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(3,014)	$(2,989)

(8)	COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2016 Annual Report on Form 10-K.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended March 31,
	2017	2016	Variance
	(in thousands)
Revenue	$73,794	$68,642	$5,152
Fuel and purchased power	23,149	20,730	2,419
Gross margin	50,645	47,912	2,733

Operating expenses	27,269	27,132	137
Operating income	23,376	20,780	2,596

Interest income (expense), net	(5,437)	(5,029)	(408)
Other income (expense), net	418	497	(79)
Income tax expense	(5,787)	(5,062)	(725)
Net income	$12,570	$11,186	$1,384

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Net income was $13 million compared to $11 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to higher transmission revenue and colder weather as compared to the same period in the prior year.

Operating expenses were comparable to the same period in the prior year.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate was comparable to the same period in the prior year.

	Electric Revenue by Customer Type
	Three Months Ended March 31,
	(in thousands)
	2017	Percentage Change	2016
Residential	$20,071	4%	$19,315
Commercial	24,291	3%	23,589
Industrial	8,454	(1)%	8,501
Municipal	836	1%	831
Total retail revenue	53,652	3%	52,236
Contract wholesale (a)	7,843	88%	4,174
Wholesale off-system (b)	3,833	(16)%	4,586
Other revenue	8,466	11%	7,646
Total revenue	$73,794	8%	$68,642
____________________

(a)	Increase from the prior year is primarily due to a new power-sales agreement which was effective January 1, 2017.

(b)	Decrease in 2017 revenue was primarily driven by commodity prices that impacted power marketing sales.

	Megawatt Hours Sold by Customer Type
	Three Months Ended March 31,
	2017	Percentage Change	2016
Residential	149,572	5%	142,753
Commercial	196,406	4%	188,888
Industrial	109,796	2%	108,021
Municipal	7,605	2%	7,441
Total retail quantity sold	463,379	4%	447,103
Contract wholesale (a)	186,116	193%	63,453
Wholesale off-system (b)	154,496	(20)%	193,373
Total quantity sold	803,991	14%	703,929
Losses and company use	41,841	6%	39,324
Total energy	845,832	14%	743,253
____________________

(a)	Effective January 1, 2017, we have an energy sales agreement with Cargill through December 31, 2021 to supply 50 MW of energy during heavy and light load timing intervals.

(b)	Decrease in 2017 sales was primarily driven by commodity prices that impacted power marketing sales.

	Megawatt Hours Generated and Purchased
	Three Months Ended March 31,
Generated -	2017	Percentage Change	2016
Coal-fired	387,985	—%	388,001
Gas-fired (a)	10,350	(33)%	15,562
Total generated	398,335	(1)%	403,563

Total purchased (b)	447,497	32%	339,690
Total generated and purchased (b)	845,832	14%	743,253
____________________

(a)	Decrease is primarily due to the ability to purchase excess generation in the open market at a lower cost than to generate for the three months ended March 31, 2017.

(b)	Increase in 2017 is primarily driven by resource needs from a new 50 MW power sales agreement with Cargill, effective January 1, 2017.

	Power Plant Availability
	Three Months Ended March 31,
	2017	2016
Coal-fired plants (a)	89.2%	92.4%
Other plants	99.4%	98.3%
Total availability	94.6%	95.8%
____________________

(a)	Decrease is primarily due to a planned outage at Neil Simpson II during the three months ended March 31, 2017.

	Degree Days
	Three Months Ended March 31,
	2017		2016
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average

Heating degree days	3,130	(3)%	2,806	(13)%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at March 31, 2017:

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in Item 1A of our 2016 Annual Report on Form 10-K, including statements contained within Item 1A - Risk Factors and Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A, “Controls and Procedures” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2017. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2016 Annual Report on Form 10-K and Note 8 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 8 is incorporated by reference into this item.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors previously disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
and Chief Financial Officer

Dated: May 8, 2017

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