Form 10-Q
period 2017-06-30
BLACK HILLS POWER INC
filed 2017-08-08
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 31, 2017, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

DSM	Demand Side Management
ECA	Energy Cost Adjustment - adjustments that allow us to pass the prudently-incurred cost of fuel and purchased energy through to customers.
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
Global Settlement	Settlement with a utilities commission where the dollar figure is agreed upon, but the specific adjustments used by each party to arrive at the figure are not specified in public rate orders.
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
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

kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
South Dakota Electric	Includes Black Hills Power operations in South Dakota, Wyoming and Montana
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
TCA	Transmission Cost Adjustment - adjustments passed through to the customer based on transmission costs that are higher or lower than the costs approved in the rate case.
Winter Storm Atlas	An October 2013 blizzard that impacted South Dakota Electric. It was the second most severe blizzard in Rapid City’s history.
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2017	2016	2017	2016
	(in thousands)
Revenue	$66,053	$62,019	$139,847	$130,661

Operating expenses:
Fuel and purchased power	18,612	16,224	41,761	36,954
Operations and maintenance	18,888	16,906	35,842	33,937
Depreciation and amortization	8,831	8,204	17,525	16,816
Taxes - property	2,010	1,749	3,631	3,238
Total operating expenses	48,341	43,083	98,759	90,945

Operating income	17,712	18,936	41,088	39,716

Other income (expense):
Interest expense	(5,635)	(5,414)	(11,390)	(10,868)
AFUDC - borrowed	392	298	584	521
Interest income	243	292	369	494
AFUDC - equity	717	566	1,188	989
Other income (expense), net	(69)	(47)	(122)	27
Total other income (expense)	(4,352)	(4,305)	(9,371)	(8,837)

Income before income taxes	13,360	14,631	31,717	30,879
Income tax expense	(4,073)	(4,825)	(9,860)	(9,887)
Net income	9,287	9,806	21,857	20,992

Other comprehensive income (loss):
Reclassification adjustments of cash flow hedges settled and included in net income (net of tax (expense) benefit of $(5) and $(5) for the three months ended June 30, 2017 and 2016, and $(11) and $(11) for the six months ended June 30, 2017 and 2016, respectively)	11	11	21	21
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(8) and $(7) for the three months ended June 30, 2017 and 2016 and $(15) and $(14) for the six months ended June 30, 2017 and 2016, respectively)	14	13	28	27
Other comprehensive income	25	24	49	48

Comprehensive income	$9,312	$9,830	$21,906	$21,040

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	June 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,156	$234
Receivables - customers, net	26,702	30,614
Receivables - affiliates	6,596	9,526
Other receivables, net	334	351
Money pool notes receivable, net	12,471	28,409
Materials, supplies and fuel	22,989	22,389
Regulatory assets, current	21,453	18,119
Other, current assets	3,857	3,876
Total current assets	95,558	113,518

Investments	4,849	4,841

Property, plant and equipment	1,280,757	1,236,387
Less accumulated depreciation and amortization	(348,258)	(338,828)
Total property, plant and equipment, net	932,499	897,559

Other assets:
Regulatory assets, non-current	71,449	74,015
Other, non-current assets	3,586	3,816
Total other assets	75,035	77,831
TOTAL ASSETS	$1,107,941	$1,093,749

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	June 30, 2017	December 31, 2016
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$15,842	$14,158
Accounts payable - affiliates	23,745	31,799
Accrued liabilities	46,744	37,436
Regulatory liabilities, current	825	84
Total current liabilities	87,156	83,477

Long-term debt	339,825	339,756

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	214,539	211,443
Regulatory liabilities, non-current	54,818	53,866
Benefit plan liabilities	19,645	19,544
Other, non-current liabilities	1,390	1,001
Total deferred credits and other liabilities	290,392	285,854

Commitments and contingencies (Notes 4, 5 and 8)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	328,790	322,933
Accumulated other comprehensive loss	(1,213)	(1,262)
Total stockholder’s equity	390,568	384,662
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,107,941	$1,093,749

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating activities:
Net income	$21,857	$20,992
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	17,525	16,816
Deferred income tax	1,605	18,009
Employee benefits	408	886
AFUDC - equity	(1,188)	(989)
Other adjustments, net	408	(236)
Change in operating assets and liabilities -
Accounts receivable and other current assets	7,188	3,234
Accounts payable and other current liabilities	(3,486)	(11,538)
Regulatory assets - current	(315)	(7,026)
Regulatory liabilities - current	741	—
Contributions to defined benefit pension plan	—	(820)
Other operating activities, net	380	168
Net cash provided by (used in) operating activities	45,123	39,496

Investing activities:
Property, plant and equipment additions	(44,142)	(35,153)
Change in money pool notes receivable, net	(62)	(4,286)
Other investing activities	3	(67)
Net cash provided by (used in) investing activities	(44,201)	(39,506)

Financing activities:
Net cash provided by (used in) financing activities	—	—

Net change in cash and cash equivalents	922	(10)

Cash and cash equivalents, beginning of period	234	297
Cash and cash equivalents, end of period	$1,156	$287

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

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2017, December 31, 2016 and June 30, 2016 financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017 and June 30, 2016, and our financial condition as of June 30, 2017 and December 31, 2016 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Revisions

Certain revisions have been made to prior year’s financial information to conform to the current year presentation.

We revised our presentation of cash and certain cash transactions processed on behalf of affiliates as of December 31, 2016.  We have banking arrangements at certain financial institutions whereby if required, payments of one account are cleared with cash from other accounts at the same financial institution; therefore, book overdrafts are presented on a combined basis by bank as cash and cash equivalents. Cash collected or disbursed on behalf of affiliates is presented as Receivables - affiliates or Accounts payable - affiliates. Prior year amounts were corrected to conform to the current year presentation, which decreased cash and cash equivalents by $19 million as of June 30, 2016. It also decreased net cash flows provided by operations by $12 million for the six months ended June 30, 2016. We assessed the materiality of these changes, taking into account quantitative and qualitative factors, and determined them to be immaterial to the balance sheet as of June 30, 2016 and to the Statements of Cash Flows for the six months ended June 30, 2016. There is no impact to the Statements of Income or Statements of Comprehensive Income (Loss) for any period reported.

Recently Issued and Adopted Accounting Standards

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, ASU 2017-07

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The changes to the standard require employers to report the service cost component in the same line item(s) as other compensation costs, and require the other components of net periodic pension and post-retirement benefit costs to be separately presented in the income statement outside of income from operations. Additionally, only the service cost component may be eligible for capitalization, when applicable. However, all cost components remain eligible for capitalization under FERC regulations. This ASU will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension and post-retirement benefit costs in the income statement. The capitalization of the service cost component of net periodic pension and post-retirement benefit costs in assets will be applied on a prospective basis. This new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We continue to assess the impact of this new standard on our financial statements and disclosures and monitor utility industry implementation discussions and guidance. The presentation changes required for net periodic pension and post-retirement costs will result in offsetting changes to Operating income and Other income and are not expected to be material. We will implement this standard effective January 1, 2018.

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

Leases, ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term greater than 12 months, whereas today only financing type lease liabilities (capital leases) are recognized on the balance sheet. In addition, the definition of a lease has been revised in regards to when an arrangement conveys the right to control the use of the identified asset under the arrangement which may result in changes to the classification of an arrangement as a lease. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

We currently expect to adopt this standard on January 1, 2019. We continue to evaluate the impact of this new standard on our financial position, results of operations and cash flows as well as monitor emerging guidance on such topics as easements and right of ways, pipeline laterals, purchase power agreements, pole attachments and other industry-related areas. We also expect to implement changes to systems, processes and procedures in order to recognize and measure leases recorded on the balance sheet that are currently classified as operating leases.

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

We currently expect to implement the standard on a modified retrospective basis effective January 1, 2018. We continue to actively assess all of our sources of revenue to determine the impact that adoption of the new standard will have on our financial position, results of operations and cash flows. Our evaluation includes identifying revenue streams by like contracts to allow for ease of implementation. A majority of our revenues are from regulated tariff offerings that provide natural gas or electricity with a defined contractual term. For such arrangements, we expect that revenue from contracts with the customer will be equivalent to the electricity or gas delivered in that period. Therefore, we do not expect there will be a significant shift in the timing or pattern of revenue recognition for regulated tariff based sales. The evaluation of other revenue streams is ongoing, including our non-regulated revenues and those tied to longer term contractual commitments. We also continue to monitor outstanding industry implementation issues and assess the impacts to our current accounting policies and/or patterns of revenue recognition.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	June 30, 2017	December 31, 2016
Accounts receivable trade	$15,731	$16,972
Unbilled revenues	11,137	13,799
Allowance for doubtful accounts	(166)	(157)
Receivables - customers, net	$26,702	$30,614

(3)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Recovery/Amortization Period (in years)	June 30, 2017	December 31, 2016
Regulatory assets:
Unamortized loss on reacquired debt (a)	8	$1,674	$1,815
Deferred taxes on AFUDC (b)	45	9,913	9,367
Employee benefit plans(c)	12	20,100	20,100
Deferred energy and fuel cost adjustments - current (a)	Less than 1 year	20,397	23,016
Deferred taxes on flow through accounting (a)	35	13,464	12,545
Decommissioning costs, net of amortization(d)	6	11,201	12,456
Other regulatory assets (a) (d)	6	16,153	12,835
Total regulatory assets		$92,902	$92,134

Regulatory liabilities:
Cost of removal for utility plant (a)	61	$42,514	$41,541
Employee benefit plan costs and related deferred taxes (c)	12	12,304	12,304
Other regulatory liabilities	13	825	105
Total regulatory liabilities		$55,643	$53,950
____________________

(a)	We are allowed a recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base, respectively.

(d)
In accordance with a settlement agreement approved by the SDPUC on June 16, 2017, the amortization of South Dakota Electric’s decommissioning costs of approximately $11 million, vegetation management costs of approximately $14 million, and Winter Storm Atlas costs of approximately $2.0 million will be amortized over 6 years, effective July 1, 2017. Decommissioning costs and Winter Storm Atlas costs were previously amortized over a 10 year period ending September 30, 2024. The vegetation management costs were previously unamortized. The change in amortization periods for these costs will increase annual amortization expense by approximately $2.7 million.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	June 30, 2017	December 31, 2016
Receivables - affiliates	$6,596	$9,526
Accounts payable - affiliates	$23,745	$31,799

Money Pool Notes Receivable and Notes Payable

We have entered into a Utility Money Pool Agreement (the “Agreement”) with BHC, Black Hills Service Company and the utility companies conducting business as Black Hills Energy. We are the administrator of the Money Pool. Under the Agreement, we may borrow from BHC; however the Agreement restricts us from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings and advances under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At June 30, 2017, the average cost of borrowing under the Utility Money Pool was 1.61%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	June 30, 2017	December 31, 2016
Money pool notes receivable, net	$12,471	$28,409

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest income (expense)	$90	$290	$216	$568

Other related party activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Energy sold to Cheyenne Light	$625	$648	$1,505	$1,309
Rent from electric properties	$935	$1,375	$1,870	$2,588

Fuel and purchased power:
Purchases of coal from WRDC	$3,052	$3,357	$7,332	$8,153
Purchase of excess energy from Cheyenne Light	$76	$53	$116	$108
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$369	$353	$975	$1,017
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$637	$602	$1,656	$1,729

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$99	$100	$198	$200

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$7,109	$6,177	$13,720	$12,898

(5)	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$136	$151	$272	$302
Interest cost	585	625	1,170	1,250
Expected return on plan assets	(897)	(908)	(1,794)	(1,816)
Prior service cost	11	11	22	22
Net loss (gain)	307	499	614	998
Net periodic benefit cost	$142	$378	$284	$756

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$51	$51	$103	$102
Interest cost	44	47	88	94
Prior service cost (benefit)	(84)	(84)	(168)	(168)
Net periodic benefit cost	$11	$14	$23	$28

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$29	$30	$58	$60
Net loss (gain)	21	21	43	42
Net periodic benefit cost	$50	$51	$101	$102

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust accounts. On July 24, 2017, we made contributions to the Defined Benefit Pension Plan in the amount of approximately $1.8 million. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made for 2017 and anticipated contributions for 2017 and 2018 are as follows (in thousands):

	Contributions Six Ended June 30, 2017	Remaining Anticipated Contributions for 2017	Anticipated Contributions for 2018
Defined Benefit Pension Plan	$—	$1,834	$1,834
Defined Benefit Postretirement Healthcare Plan	$271	$271	$565
Supplemental Non-qualified Defined Benefit Plans	$124	$124	$246

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$1,156	$1,156	$234	$234
Long-term debt, net of deferred financing costs (b)	$339,825	$434,228	$339,756	$410,466
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

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Six months ended June 30,	2017	2016
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$10,495	$5,355
Non-cash (decrease) to money pool notes receivable, net	$(16,000)	$(24,500)
Non-cash dividend to Parent	$16,000	$24,500

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(10,786)	$(10,547)

(8)	COMMITMENTS AND CONTINGENCIES

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

Significant Events

Regulatory Matters

On June 16, 2017, South Dakota Electric received approval from the SDPUC on a settlement reached with the SDPUC staff agreeing to a six-year moratorium period effective July 1, 2017. As part of this agreement, South Dakota Electric will not increase base rates, absent an extraordinary event. The moratorium period also includes a suspension of both the Transmission Facility Adjustment and the Environmental Improvement Adjustment, and a $1.0 million increase to the annual power marketing margin guarantee during this period. Additionally, existing regulatory asset balances of approximately $13 million related to decommissioning and Winter Storm Atlas will be amortized over the moratorium period. These balances were previously amortized over a 10-year period ending September 30, 2024. The vegetation management regulatory asset of $14 million, previously unamortized, will also be amortized over the moratorium period. The change in amortization periods for these costs will increase annual amortization expense by approximately $2.7 million.

The June 16, 2017 settlement had no impact to base rates. The following table illustrates information about certain enacted regulatory provisions with respect to South Dakota Electric:

Jurisdiction	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Effective Date	Tariffs and Rate Matters	Percentage of Power Marketing Profit Shared with Customers
SD	Global Settlement	7.76%	Global Settlement	10/2014	ECA,TCA, Energy Efficiency Cost Recovery/ DSM	70%

Transmission

Construction was completed on the 144 mile-long transmission line connecting the Teckla Substation in northeast Wyoming to the Lange Substation near Rapid City, South Dakota. The first segment of this project connecting Teckla to Osage, WY was placed in service on August 31, 2016. The second segment connecting Osage to Lange was placed in service on May 30, 2017.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
	(in thousands)
Revenue	$66,053	$62,019	$4,034	$139,847	$130,661	$9,186
Fuel and purchased power	18,612	16,224	2,388	41,761	36,954	4,807
Gross margin	47,441	45,795	1,646	98,086	93,707	4,379

Operating expenses	29,729	26,859	2,870	56,998	53,991	3,007
Operating income	17,712	18,936	(1,224)	41,088	39,716	1,372

Interest income (expense), net	(5,000)	(4,824)	(176)	(10,437)	(9,853)	(584)
Other income (expense), net	648	519	129	1,066	1,016	50
Income tax expense	(4,073)	(4,825)	752	(9,860)	(9,887)	27
Net income	$9,287	$9,806	$(519)	$21,857	$20,992	$865

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016. Net income was $9.3 million compared to $9.8 million for the same period in the prior year primarily due to the following:

Gross margin increased over the prior year reflecting a $2.5 million increase in rider revenues primarily related to transmission investment recovery. Partially offsetting these increases was $0.4 million in lower residential margins driven primarily by lower cooling degree days. Compared to normal, cooling degree days were 15% higher than normal in the current year compared to 74% higher than normal for the same period in the prior year.

Operating expenses increased primarily due to higher employee costs as a result of prior year integration activities and transition expenses charged to our Parent Company related to its prior year acquisition of SourceGas, higher property taxes with increased asset base, and increased maintenance costs from higher outages.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate was lower than the prior year, primarily due to higher flow-through benefits in the current year.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016. Net income was $22 million compared to $21 million for the same period in the prior year primarily due to the following:

Gross margin increased over the prior year reflecting a $3.0 million increase in rider revenues primarily related to transmission investment recovery.

Operating expenses increased primarily due to higher employee costs as a result of prior year integration activities and transition expenses charged to our Parent Company related to its prior year acquisition of SourceGas, higher property taxes with increased asset base, and increased maintenance costs from higher outages.

Interest expense, net was comparable to the same period in the prior year.

Other income, net was comparable to the same period in the prior year.

Income tax expense: The effective tax rate was comparable to the same period in the prior year.

	Electric Revenue by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands)
	2017	Percentage Change	2016	2017	Percentage Change	2016
Residential	$15,633	(4)%	$16,241	$35,704	—%	$35,556
Commercial	22,858	(4)%	23,723	47,149	—%	47,312
Industrial	8,171	5%	7,764	16,625	2%	16,265
Municipal	942	(2)%	960	1,778	(1)%	1,791
Total retail revenue	47,604	(2)%	48,688	101,256	—%	100,924
Contract wholesale (a)	6,702	70%	3,947	14,545	79%	8,121
Wholesale off-system (b)	2,424	(11)%	2,734	6,257	(15)%	7,320
Other revenue (c)	9,323	40%	6,650	17,789	24%	14,296
Total revenue	$66,053	7%	$62,019	$139,847	7%	$130,661
____________________

(a)	Increase for the three and six months ended June 30, 2017 was primarily due to a new 50 MW power sales agreement with Cargill effective January 1, 2017.

(b)	Decrease in 2017 revenue was primarily driven by commodity prices that impacted power marketing sales.

(c)	Increase from the prior year is primarily due to higher transmission revenues.

	Megawatt Hours Sold by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
Residential	107,521	(6)%	114,851	257,093	—%	257,604
Commercial	173,720	(9)%	190,207	370,126	(2)%	379,095
Industrial	103,497	1%	102,620	213,293	1%	210,641
Municipal	8,104	(5)%	8,487	15,709	(1)%	15,928
Total retail quantity sold	392,842	(6)%	416,165	856,221	(1)%	863,268
Contract wholesale (a)	165,881	196%	56,087	351,997	194%	119,540
Wholesale off-system (b)	102,966	(12)%	117,064	257,462	(17)%	310,437
Total quantity sold	661,689	12%	589,316	1,465,680	13%	1,293,245
Losses and company use (c)	57,189	87%	30,528	99,030	42%	69,852
Total energy	718,878	16%	619,844	1,564,710	15%	1,363,097
____________________

(a)	Increase for the three and six months ended June 30, 2017 was primarily due to a new 50 MW power sales agreement with Cargill effective January 1, 2017.

(b)	Decrease in 2017 sales was primarily driven by commodity prices that impacted power marketing sales.

(c)	Includes company uses, line losses, and excess exchange production.

	Megawatt Hours Generated and Purchased
	Three Months Ended June 30,			Six Months Ended June 30,
Generated -	2017	Percentage Change	2016	2017	Percentage Change	2016
Coal-fired	289,540	9%	265,032	677,525	4%	653,033
Gas-fired (a)	11,024	(72)%	39,433	21,374	(61)%	54,995
Total generated	300,564	(1)%	304,465	698,899	(1)%	708,028

Total purchased (b)	418,314	33%	315,379	865,811	32%	655,069
Total generated and purchased (b)	718,878	16%	619,844	1,564,710	15%	1,363,097
____________________

(a)	Decrease is primarily due to the ability to purchase excess generation in the open market at a lower cost than to generate for the three and six months ended June 30, 2017.

(b)	Increase in 2017 is primarily driven by resource needs from a new 50 MW power sales agreement with Cargill, effective January 1, 2017.

	Power Plant Availability
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Coal-fired plants (a)	67.6%	64.5%	78.4%	78.4%
Other plants	98.0%	99.2%	98.7%	98.7%
Total availability	83.7%	84.2%	89.2%	90.0%
____________________

(a)	Both years included outages. 2017 included planned outages at Neil Simpson II, Wyodak and Wygen II, and 2016 included a planned outage at Wygen III and an extended planned outage at Wyodak.

	Degree Days				Degree Days
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average

Heating degree days	910	(11)%	877	(13)%	4,040	(5)%	3,683	(13)%
Cooling degree days	114	15%	186	74%	114	15%	186	74%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at June 30, 2017:

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2017. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
and Chief Financial Officer

Dated: August 8, 2017

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