Form 10-Q
period 2017-09-30
BLACK HILLS POWER INC
filed 2017-11-06
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 31, 2017, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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
SourceGas
SourceGas Holdings LLC and its subsidiaries, a gas utility owned by funds managed by Alinda Capital Partners and GE Energy Financial Services, a unit of General Electric Co. (NYSE:GE) that was acquired by BHC on February 12, 2016, and is now named Black Hills Gas Holdings, LLC (doing business as Black Hills Energy)

South Dakota Electric	Includes Black Hills Power operations in South Dakota, Wyoming and Montana
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
TCA	Transmission Cost Adjustment - adjustments passed through to the customer based on transmission costs that are higher or lower than the costs approved in the rate case.
Winter Storm Atlas	An October 2013 blizzard that impacted South Dakota Electric. It was the second most severe blizzard in Rapid City’s history.
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC
Wyoming Electric	Includes Cheyenne Light’s electric utility operations

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2017	2016	2017	2016
	(in thousands)
Revenue	$73,938	$66,728	$213,785	$197,389

Operating expenses:
Fuel and purchased power	22,843	18,421	64,604	55,375
Operations and maintenance	16,747	15,601	52,589	49,538
Depreciation and amortization	9,053	8,547	26,578	25,363
Taxes - property	1,597	1,749	5,228	4,987
Total operating expenses	50,240	44,318	148,999	135,263

Operating income	23,698	22,410	64,786	62,126

Other income (expense):
Interest expense	(5,483)	(5,454)	(16,873)	(16,322)
AFUDC - borrowed	369	319	953	840
Interest income	335	510	704	1,004
AFUDC - equity	676	606	1,864	1,595
Other income (expense), net	3	48	(119)	75
Total other income (expense)	(4,100)	(3,971)	(13,471)	(12,808)

Income before income taxes	19,598	18,439	51,315	49,318
Income tax expense	(5,772)	(6,429)	(15,632)	(16,316)
Net income	13,826	12,010	35,683	33,002

Other comprehensive income (loss):
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax (expense) benefit of $(6) and $(6) for the three months ended September 30, 2017 and 2016, and $(17) and $(17) for the nine months ended September 30, 2017 and 2016, respectively)	10	10	31	31
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(8) and $(8) for the three months ended September 30, 2017 and 2016 and $(23) and $(21) for the nine months ended September 30, 2017 and 2016, respectively)	14	14	42	41
Other comprehensive income	24	24	73	72

Comprehensive income	$13,850	$12,034	$35,756	$33,074

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	September 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,171	$234
Receivables - customers, net	27,579	30,614
Receivables - affiliates	5,498	9,526
Other receivables, net	335	351
Money pool notes receivable, net	8,881	28,409
Materials, supplies and fuel	23,622	22,389
Regulatory assets, current	18,819	18,119
Other, current assets	3,432	3,876
Total current assets	89,337	113,518

Investments	4,902	4,841

Property, plant and equipment	1,298,855	1,236,387
Less accumulated depreciation and amortization	(354,788)	(338,828)
Total property, plant and equipment, net	944,067	897,559

Other assets:
Regulatory assets, non-current	73,178	74,015
Other, non-current assets	3,545	3,816
Total other assets	76,723	77,831
TOTAL ASSETS	$1,115,029	$1,093,749

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

(unaudited)	September 30, 2017	December 31, 2016
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$14,701	$14,158
Accounts payable - affiliates	26,828	31,799
Accrued liabilities	50,337	37,436
Regulatory liabilities, current	825	84
Total current liabilities	92,691	83,477

Long-term debt	339,860	339,756

Deferred credits and other liabilities:
Deferred income tax liability, net, non-current	220,857	211,443
Regulatory liabilities, non-current	55,822	53,866
Benefit plan liabilities	15,721	19,544
Other, non-current liabilities	1,393	1,001
Total deferred credits and other liabilities	293,793	285,854

Commitments and contingencies (Notes 4, 5 and 8)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	326,883	322,933
Accumulated other comprehensive loss	(1,189)	(1,262)
Total stockholder’s equity	388,685	384,662
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,115,029	$1,093,749

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Operating activities:
Net income	$35,683	$33,002
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	26,578	25,363
Deferred income tax	6,188	22,267
Employee benefits	613	1,327
AFUDC	(2,817)	(1,595)
Other adjustments, net	2,298	118
Change in operating assets and liabilities -
Accounts receivable and other current assets	6,567	5,499
Accounts payable and other current liabilities	3,077	(501)
Regulatory assets - current	1,543	(4,029)
Contributions to defined benefit pension plan	(4,000)	(820)
Other operating activities, net	(1,097)	(3,994)
Net cash provided by (used in) operating activities	74,633	76,637

Investing activities:
Property, plant and equipment additions	(61,537)	(65,062)
Change in money pool notes receivable, net	(12,472)	(10,966)
Other investing activities	313	(81)
Net cash provided by (used in) investing activities	(73,696)	(76,109)

Financing activities:
Net cash provided by (used in) financing activities	—	—

Net change in cash and cash equivalents	937	528

Cash and cash equivalents, beginning of period	234	297
Cash and cash equivalents, end of period	$1,171	$825

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

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2017, December 31, 2016 and September 30, 2016 financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2017 and September 30, 2016, and our financial condition as of September 30, 2017 and December 31, 2016 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Revisions

Certain revisions have been made to prior year’s financial information to conform to the current year presentation.

We revised our presentation of cash and certain cash transactions processed on behalf of affiliates as of December 31, 2016.  We have banking arrangements at certain financial institutions whereby if required, payments of one account are cleared with cash from other accounts at the same financial institution; therefore, book overdrafts are presented on a combined basis by bank as cash and cash equivalents. Cash collected or disbursed on behalf of affiliates is presented as Receivables - affiliates or Accounts payable - affiliates. Prior year amounts were corrected to conform to the current year presentation, which decreased cash and cash equivalents by $9.4 million as of September 30, 2016. It also decreased net cash flows provided by operations by $2.2 million for the nine months ended September 30, 2016. We assessed the materiality of these changes, taking into account quantitative and qualitative factors, and determined them to be immaterial to the balance sheet as of September 30, 2016 and to the Statements of Cash Flows for the nine months ended September 30, 2016. There is no impact to the Statements of Income or Statements of Comprehensive Income (Loss) for any period reported.

Recently Issued Accounting Standards

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

We currently expect to implement the standard on a modified retrospective basis effective January 1, 2018. We have substantially completed our assessment of all sources of revenue and are currently determining the impact that adoption of the new standard will have on our financial position, results of operations and cash flows. A majority of our revenues are from regulated tariff offerings that provide electricity with a defined contractual term. For such arrangements, we expect that revenue from contracts with the customer will be equivalent to the electricity delivered during that period. Therefore, we do not expect there will be a significant shift in the timing or pattern of revenue recognition for regulated tariff based sales. We also continue to monitor outstanding industry implementation issues and assess the impacts to our current accounting policies and/or patterns of revenue recognition.

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, ASU 2017-07

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The changes to the standard require employers to report the service cost component in the same line item(s) as other compensation costs, and require the other components of net periodic pension and post-retirement benefit costs to be separately presented in the income statement outside of income from operations. Additionally, only the service cost component may be eligible for capitalization, when applicable. However, all cost components remain eligible for capitalization under FERC regulations. This ASU will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension and post-retirement benefit costs in the income statement. The capitalization of the service cost component of net period pension and post-retirement benefit costs in assets will be applied on a prospective basis. This new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We continue to assess the impact of this new standard on our financial statements and disclosures, and we monitor regulated utility industry implementation discussions and guidance. For our rate-regulated entities, we currently expect to capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities. The presentation changes required for net periodic pension and post-retirement costs will result in offsetting changes to Operating income and Other income and are not expected to be material. We will implement this standard effective January 1, 2018.

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

We currently expect to adopt this standard on January 1, 2019. We continue to evaluate the impact of this new standard on our financial position, results of operations and cash flows as well as monitor emerging guidance on such topics as easements and right of ways, pipeline laterals, purchase power agreements, and other industry-related areas. We have begun the process of identifying and categorizing our lease contracts and evaluating our current business processes.

(2)	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	September 30, 2017	December 31, 2016
Accounts receivable trade	$17,356	$16,972
Unbilled revenues	10,348	13,799
Allowance for doubtful accounts	(125)	(157)
Receivables - customers, net	$27,579	$30,614

(3)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Maximum Amortization (in years)	September 30, 2017	December 31, 2016
Regulatory assets:
Unamortized loss on reacquired debt (a)	8	$1,604	$1,815
Deferred taxes on AFUDC (b)	45	10,192	9,367
Employee benefit plans(c)	12	20,180	20,100
Deferred energy and fuel cost adjustments - current (a)	1	13,754	18,119
Deferred gas cost adjustments (a) (e)	1	5,324	4,897
Deferred taxes on flow through accounting (a)	35	14,906	12,545
Decommissioning costs, net of amortization(d)	6	10,766	12,456
Other regulatory assets (a) (d)	6	15,271	12,835
Total regulatory assets		$91,997	$92,134

Regulatory liabilities:
Cost of removal for utility plant (a)	61	$43,518	$41,541
Employee benefit plan costs and related deferred taxes (c)	12	12,304	12,304
Other regulatory liabilities	13	825	105
Total regulatory liabilities		$56,647	$53,950
____________________

(a)	We are allowed a recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

(d)
In accordance with a settlement agreement approved by the SDPUC on June 16, 2017, the amortization of South Dakota Electric’s decommissioning costs of approximately $11 million, vegetation management costs of approximately $14 million, and Winter Storm Atlas costs of approximately $2.0 million are being amortized over 6 years, effective July 1, 2017. Decommissioning costs and Winter Storm Atlas costs were previously amortized over a 10 year period ending September 30, 2024. The vegetation management costs were previously unamortized. The change in amortization periods for these costs will increase annual amortization expense by approximately $2.7 million.

(e)
Our deferred energy, fuel cost, and gas cost adjustments represent the cost of electricity and gas delivered to our electric utility customers that is either higher or lower than current rates and will be recovered or refunded in future rates. We file periodic quarterly, semi-annual, and/or annual filings to recover these costs based on the respective cost mechanisms approved by their applicable state utility commissions.

(4)	RELATED-PARTY TRANSACTIONS

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	September 30, 2017	December 31, 2016
Receivables - affiliates	$5,498	$9,526
Accounts payable - affiliates	$26,828	$31,799

Money Pool Notes Receivable and Notes Payable

On September 1, 2017, the Utility Money Pool was transferred from Black Hills Power to our affiliate Black Hills Utility Holdings. This transfer reduced our cash by $0.7 million, reduced our Money pool notes receivable, net by $1.0 million and increased our Retained earnings by $0.3 million.

We will continue to participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At September 30, 2017, the average cost of borrowing under the Utility Money Pool was 1.66%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	September 30, 2017	December 31, 2016
Money pool notes receivable, net	$8,881	$28,409

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest income (expense)	$53	$277	$269	$845

Other related party activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Energy sold to Cheyenne Light	$361	$599	$1,866	$1,908
Rent from electric properties	$935	$1,229	$2,805	$3,817

Fuel and purchased power:
Purchases of coal from WRDC	$4,054	$4,122	$11,386	$12,275
Purchase of excess energy from Cheyenne Light	$208	$64	$324	$172
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$199	$312	$1,174	$1,329
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$351	$547	$2,007	$2,276

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$99	$100	$297	$300

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$6,626	$6,257	$20,346	$19,155

(5)	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$137	$151	$409	$453
Interest cost	585	625	1,755	1,875
Expected return on plan assets	(898)	(908)	(2,692)	(2,724)
Prior service cost	10	11	32	33
Net loss (gain)	308	498	922	1,496
Net periodic benefit cost	$142	$377	$426	$1,133

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$52	$51	$155	$153
Interest cost	44	47	132	141
Prior service cost (benefit)	(84)	(84)	(252)	(252)
Net periodic benefit cost	$12	$14	$35	$42

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost	$29	$30	$87	$90
Net loss (gain)	22	20	65	62
Net periodic benefit cost	$51	$50	$152	$152

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. On July 24, 2017, we made contributions to the Defined Benefit Pension Plan in the amount of approximately $1.8 million. On September 15, 2017, we made an additional contribution of approximately $2.2 million to reduce Pension Benefit Guaranty Corporation premiums and offset the forecasted increase in pension expense due to low bond yields which impact the pension discount rate. Contributions to the Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made for 2017 and anticipated contributions for 2017 and 2018 are as follows (in thousands):

	Contributions Nine Months Ended September 30, 2017	Remaining Anticipated Contributions for 2017	Anticipated Contributions for 2018
Defined Benefit Pension Plan	$4,000	$—	$1,834
Defined Benefit Postretirement Healthcare Plan	$406	$135	$565
Supplemental Non-qualified Defined Benefit Plans	$185	$62	$246

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$1,171	$1,171	$234	$234
Long-term debt, including current maturities (b) (c)	$339,860	$439,973	$339,756	$410,466
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

(c)	Carrying amount of long-term debt is net of deferred financing costs.

(7)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Nine months ended September 30,	2017	2016
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$10,242	$5,565
Non-cash (decrease) to money pool notes receivable, net	$(32,000)	$(36,500)
Non-cash dividend to Parent	$32,000	$36,500

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(12,838)	$(13,486)

(8)	COMMITMENTS AND CONTINGENCIES

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

Tax Matters - Potential Corporate Tax Reform

President Trump and Congressional Republicans have stated that one of their top priorities is enactment of comprehensive tax reform.  On November 2, 2017, the House Ways and Means Committee released its tax reform bill. Significant uncertainty exists as to the ultimate legislation that will be enacted into law.  We are evaluating the proposed legislation; any impact on our future results of operations, financial position and cash flows as a result of the potential changes cannot yet be determined and such changes could be material.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
	(in thousands)
Revenue	$73,938	$66,728	$7,210	$213,785	$197,389	$16,396
Fuel and purchased power	22,843	18,421	4,422	64,604	55,375	9,229
Gross margin	51,095	48,307	2,788	149,181	142,014	7,167

Operating expenses	27,397	25,897	1,500	84,395	79,888	4,507
Operating income	23,698	22,410	1,288	64,786	62,126	2,660

Interest income (expense), net	(4,779)	(4,625)	(154)	(15,216)	(14,478)	(738)
Other income (expense), net	679	654	25	1,745	1,670	75
Income tax expense	(5,772)	(6,429)	657	(15,632)	(16,316)	684
Net income	$13,826	$12,010	$1,816	$35,683	$33,002	$2,681

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016. Net income was $14 million compared to $12 million for the same period in the prior year primarily due to the following:

Gross margin increased over the prior year reflecting a $2.8 million increase in rider revenues primarily related to transmission investment recovery. Higher cooling degree days were offset by lower usage per customer and lower commercial and industrial demand. Cooling degree days were 11% higher than normal in the current year compared to 18% lower than normal for the same period in the prior year.

Operating expenses increased primarily due to higher employee costs as a result of prior year integration activities and transition expenses charged to our Parent Company related to its prior year acquisition of SourceGas, increased amortization expenses as a result of the SDPUC settlement, and increased maintenance costs from outages.

Interest expense, net and other income, net were comparable to the same period in the prior year.

Income tax expense: The effective tax rate was lower than the prior year, primarily due to higher flow-through benefits in the current year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016. Net income was $36 million compared to $33 million for the same period in the prior year primarily due to the following:

Gross margin increased over the prior year reflecting a $4.0 million increase in rider revenues primarily related to transmission investment recovery. Higher cooling degree days were slightly offset by lower usage per customer and lower commercial and industrial demand. Cooling degree days were 12% higher than normal in the current year compared to 3% lower than normal for the same period in the prior year.

Operating expenses increased primarily due to higher employee costs as a result of prior year integration activities and transition expenses charged to our Parent Company related to its prior year acquisition of SourceGas, increased amortization expenses as a result of the SDPUC settlement, and increased maintenance costs from higher outages.

Interest expense, net and other income, net were comparable to the same period in the prior year.

Income tax expense: The effective tax rate was lower than the prior year, primarily due to higher flow-through benefits in the current year.

	Electric Revenue by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	(in thousands)
	2017	Percentage Change	2016	2017	Percentage Change	2016
Residential	$18,020	3%	$17,501	$53,724	1%	$53,057
Commercial	25,459	(1)%	25,714	72,608	(1)%	73,026
Industrial	8,149	(2)%	8,275	24,774	1%	24,540
Municipal	1,071	2%	1,053	2,849	—%	2,844
Total retail revenue	52,699	—%	52,543	153,955	—%	153,467
Contract wholesale (a)	8,048	75%	4,596	22,593	78%	12,717
Wholesale off-system (b)	4,787	20%	3,984	11,044	(2)%	11,304
Other revenue (c)	8,404	50%	5,605	26,193	32%	19,901
Total revenue	$73,938	11%	$66,728	$213,785	8%	$197,389
____________________

(a)	Increase for the three and nine months ended September 30, 2017 was primarily due to a new 50 MW power sales agreement effective January 1, 2017.

(b)
Increase for three months ended September 30, 2017 was driven by higher commodity prices on similar MWh quantities sold. For the nine months ended September 30, 2017 higher commodity prices primarily offset lower MWh quantities sold.

(c)	Increase from the prior year is primarily due to higher transmission revenues.

	Megawatt Hours Sold by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Percentage Change	2016	2017	Percentage Change	2016
Residential	129,616	5%	124,012	386,709	1%	381,616
Commercial	212,773	—%	213,276	582,899	(2)%	592,371
Industrial	109,745	—%	110,220	323,038	1%	320,861
Municipal	10,156	2%	9,927	25,865	—%	25,855
Total retail quantity sold	462,290	1%	457,435	1,318,511	—%	1,320,703
Contract wholesale (a)	185,723	197%	62,547	537,720	195%	182,087
Wholesale off-system (b)	130,825	2%	128,415	388,287	(12)%	438,852
Total quantity sold	778,838	20%	648,397	2,244,518	16%	1,941,642
Losses and company use (c)	56,447	36%	41,585	155,477	40%	111,437
Total energy	835,285	21%	689,982	2,399,995	17%	2,053,079
____________________

(a)	Increase for the three and nine months ended September 30, 2017 was primarily due to a new 50 MW power sales agreement effective January 1, 2017.

(b)	Decrease in 2017 was primarily driven by commodity prices that impacted power marketing sales.

(c)	Includes company uses, line losses, and excess exchange production.

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,			Nine Months Ended September 30,
Generated -	2017	Percentage Change	2016	2017	Percentage Change	2016
Coal-fired	423,766	6%	401,231	1,101,291	4%	1,054,264
Natural Gas and Oil (a)	54,466	31%	41,654	75,840	(22)%	96,649
Total generated	478,232	8%	442,885	1,177,131	2%	1,150,913

Total purchased (b)	357,053	44%	247,097	1,222,864	36%	902,166
Total generated and purchased (b)	835,285	21%	689,982	2,399,995	17%	2,053,079
____________________

(a)
Variances for the three and nine months ended September 30, 2017 compared to the same periods in the prior year are driven primarily by the ability to purchase excess generation in the open market at a lower or higher cost than to generate.

(b)	Increase in 2017 is primarily driven by resource needs from a new 50 MW power sales agreement effective January 1, 2017.

	Power Plant Availability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Coal-fired plants (a)	97.5%	92.8%	84.8%	83.2%
Other plants	93.7%	97.7%	97.0%	98.4%
Total availability	95.5%	95.6%	91.3%	91.8%
____________________

(a)	Both years included outages. 2017 included planned outages at Neil Simpson II, Wyodak and Wygen II, and 2016 included a planned outage at Wygen III and an extended planned outage at Wyodak.

	Degree Days				Degree Days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average

Heating degree days	202	(10)%	161	(23)%	4,242	(5)%	3,844	(13)%
Cooling degree days	595	11%	460	(18)%	709	12%	646	(3)%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at September 30, 2017:

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2017. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: November 3, 2017