Form 10-Q
period 2018-06-30
BLACK HILLS POWER INC
filed 2018-08-07
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 31, 2018, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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
CDD
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
HDD
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

Horizon Point	BHC Corporate headquarters building in Rapid City, South Dakota, which was completed in 2017.
kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
South Dakota Electric	Includes Black Hills Power operations in South Dakota, Wyoming and Montana
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
TCA	Transmission Cost Adjustment - adjustments passed through to the customer based on transmission costs that are higher or lower than the costs approved in the rate case.
TCJA	Tax Cuts and Jobs Act enacted December 22, 2017
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2018	2017	2018	2017
	(in thousands)
Revenue	$70,676	$66,053	$144,491	$139,847

Operating expenses:
Fuel and purchased power	20,753	18,612	43,193	41,761
Operations and maintenance	18,428	18,888	37,579	35,842
Depreciation and amortization	9,866	8,831	19,750	17,525
Taxes - property	2,134	2,010	4,110	3,631
Total operating expenses	51,181	48,341	104,632	98,759

Operating income	19,495	17,712	39,859	41,088

Other income (expense):
Interest expense	(5,654)	(5,635)	(11,241)	(11,390)
AFUDC - borrowed	152	392	200	584
Interest income	123	243	238	369
AFUDC - equity	137	717	171	1,188
Other income (expense), net	(379)	(69)	(530)	(122)
Total other income (expense)	(5,621)	(4,352)	(11,162)	(9,371)

Income before income taxes	13,874	13,360	28,697	31,717
Income tax expense	(2,749)	(4,073)	(5,812)	(9,860)
Net income	11,125	9,287	22,885	21,857

Other comprehensive income (loss):
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax (expense) benefit of $(5) and $(5) for the three months ended June 30, 2018 and 2017, and $(11) and $(11) for the six months ended June 30, 2018 and 2017, respectively)	11	11	21	21
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(9) and $(8) for the three months ended June 30, 2018 and 2017, and $(18) and $(15) for the six months ended June 30, 2018 and 2017, respectively)	17	14	34	28
Other comprehensive income	28	25	55	49

Comprehensive income	$11,153	$9,312	$22,940	$21,906

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

	As of
(unaudited)	June 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5	$16
Receivables - customers, net	29,556	29,050
Receivables - affiliates	5,426	5,664
Other receivables, net	1,536	196
Materials, supplies and fuel	24,165	23,443
Regulatory assets, current	18,290	18,993
Other current assets	3,462	4,528
Total current assets	82,440	81,890

Investments	4,991	4,926

Property, plant and equipment	1,331,257	1,311,819
Less accumulated depreciation and amortization	(365,103)	(358,946)
Total property, plant and equipment, net	966,154	952,873

Other assets:
Regulatory assets, non-current	55,791	59,710
Other non-current assets	8,972	3,747
Total other assets	64,763	63,457
TOTAL ASSETS	$1,118,348	$1,103,146

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

	As of
(unaudited)	June 30, 2018	December 31, 2017
	(in thousands, except common stock par value and share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$14,239	$14,766
Accounts payable - affiliates	25,185	25,653
Accrued liabilities	44,791	38,205
Money pool notes payable	14,949	13,397
Regulatory liabilities, current	5,756	842
Total current liabilities	104,920	92,863

Long-term debt	339,965	339,895

Deferred credits and other liabilities:
Deferred income tax liabilities, net	109,783	110,618
Regulatory liabilities, non-current	154,175	148,013
Benefit plan liabilities	16,785	16,285
Other, non-current liabilities	1,547	1,240
Total deferred credits and other liabilities	282,290	276,156

Commitments and contingencies (Notes 5, 6 and 9)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	329,385	332,499
Accumulated other comprehensive loss	(1,203)	(1,258)
Total stockholder’s equity	391,173	394,232
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,118,348	$1,103,146

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities:
Net income	$22,885	$21,857
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	19,750	17,525
Deferred income tax	(1,407)	1,605
Employee benefits	760	408
AFUDC	(171)	(1,188)
Other adjustments, net	1,262	408
Change in operating assets and liabilities -
Accounts receivable and other current assets	(1,494)	7,188
Accounts payable and other current liabilities	2,170	(3,486)
Regulatory assets - current	2,797	(315)
Regulatory liabilities - current	5,709	741
Other operating activities, net	(458)	380
Net cash provided by (used in) operating activities	51,803	45,123

Investing activities:
Property, plant and equipment additions	(27,399)	(44,142)
Proceeds from sale of assets	4,994	—
Change in money pool notes receivable, net	—	(62)
Other investing activities	(4,961)	3
Net cash provided by (used in) investing activities	(27,366)	(44,201)

Financing activities:
Change in money pool notes payable, net	(24,448)	—
Net cash provided by (used in) financing activities	(24,448)	—

Net change in cash and cash equivalents	(11)	922

Cash and cash equivalents, beginning of period	16	234
Cash and cash equivalents, end of period	$5	$1,156

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

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2018, December 31, 2017 and June 30, 2017 financial information and are of a normal recurring nature. The results of operations for the three months ended June 30, 2018 and June 30, 2017, and our financial condition as of June 30, 2018 and December 31, 2017 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued Accounting Standards

Leases, ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases, whereas today only financing-type lease liabilities (capital leases) are recognized on the balance sheet. In addition, the definition of a lease has been revised in regards to when an arrangement conveys the right to control the use of the identified asset under the arrangement which may result in changes to the classification of an arrangement as a lease. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU expands the disclosure requirements of lease arrangements. Under the current guidance, lessees and lessors will use a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In January 2018, the FASB issued amendments to the new lease standard, ASU No. 2018-01, allowing an entity to elect not to assess whether certain land easements are, or contain, leases when transitioning to the new lease standard. The FASB also issued additional amendments to the new lease standard in July 2018, ASU No. 2018-11, allowing companies to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported.

We expect to adopt this standard on January 1, 2019. For existing or expired land easements that were not previously accounted for as a lease, we anticipate electing the practical expedient which provides for no assessment of these easements. Further, we anticipate adopting the new standard with a cumulative effect adjustment with prior year comparative financial information remaining as previously reported when transitioning to the new standard. The standard also provides a transition practical expedient, commonly referred to as the “package of three”, that must be taken together and allows entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. We expect to elect the “package of three” practical expedient. We continue to evaluate the additional transition practical expedients available under the guidance and the impact of this new standard on our financial position, results of operations and cash flows. We are finalizing the process of identifying and categorizing our lease contracts and evaluating our current business processes relating to leases. We have selected and configured a new lease software solution that we are currently testing. We also continue to monitor utility industry lease implementation guidance that may change existing and future lease classification.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers, ASU 2014-09

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as ASC 606). Under this standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We applied the five-step method outlined in the ASU to all in-scope revenue streams and elected the modified retrospective implementation method. Implementation of the standard did not have a material impact on our financial position, results of operations or cash flows. Implementation of the standard did not have a significant impact on the measurement or recognition of revenue; therefore, no cumulative adoption adjustment to the opening balance of Retained earnings at the date of initial application was necessary. The additional disclosures required by the ASU are included in Note 2.

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, ASU 2017-07

Effective January 1, 2018, we adopted ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs, and require the other components of net periodic pension and post-retirement benefit costs to be separately presented in the income statement outside of income from operations. Additionally, only the service cost component may be eligible for capitalization, when applicable. However, all cost components remain eligible for capitalization under FERC regulations. The capitalization of only the service cost component of net periodic pension and post-retirement benefit costs in assets was applied on a prospective basis for the six months ended June 30, 2018. Retrospective impact was not material and therefore not adjusted. For our rate-regulated entities, we capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities and maintain a FERC-to-GAAP reporting difference for these capitalized costs. The presentation changes required for net periodic pension and post-retirement costs resulted in offsetting changes to Operating income and Other income. Implementation of the standard did not have a material impact on our financial position, results of operations or cash flows.

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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Customer types:
Retail	$46,525	$97,166
Wholesale	8,191	17,241
Market - off-system sales	3,449	5,724
Transmission/Other	12,372	24,090
Revenue from contracts with customers	70,537	144,221
Other revenues	139	270
Total revenues	$70,676	$144,491

Timing of revenue recognition:
Services transferred over time	70,537	144,221
Revenue from contracts with customers	$70,537	$144,221

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

Significant Judgments and Estimates
TCJA revenue reserve

The TCJA or “tax reform”, signed into law on December 22, 2017, reduced the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. We have been collaborating with our regulators in the states in which we provide utility service to deliver to customers the benefits of a lower corporate federal income tax rate beginning in 2018 with the passage of the TCJA. We estimated and recorded a revenue reserve of approximately $2.6 million and $5.7 million during the three and six months ended June 30, 2018.

On June 29, 2018, we filed our proposed TCJA agreement with the SDPUC with expected final approval by the end of 2018.

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

(3)	ACCOUNTS RECEIVABLE

Following is a summary of Receivables - customers, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	June 30, 2018	December 31, 2017
Accounts receivable trade	$17,471	$15,994
Unbilled revenues	12,270	13,280
Allowance for doubtful accounts	(185)	(224)
Receivables - customers, net	$29,556	$29,050

(4)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	Maximum Amortization (in years)	June 30, 2018	December 31, 2017
Regulatory assets:
Unamortized loss on reacquired debt (a)	7	$1,393	$1,534
Deferred taxes on AFUDC (b)	45	5,038	5,095
Employee benefit plans(c)	12	19,665	19,465
Deferred energy and fuel cost adjustments (a)	1	16,923	19,602
Deferred taxes on flow through accounting	54	8,137	7,579
Decommissioning costs, net of amortization	5	9,224	10,252
Vegetation management, net of amortization	5	11,518	12,669
Other regulatory assets (a)	5	2,183	2,507
Total regulatory assets		$74,081	$78,703

Regulatory liabilities:
Cost of removal for utility plant (a)	61	$50,040	$44,056
Employee benefit plan costs and related deferred taxes (c)	12	6,808	6,808
Excess deferred income taxes	40	97,061	97,101
TCJA revenue reserve (d)	subject to approval	5,709	—
Other regulatory liabilities	13	313	890
Total regulatory liabilities		$159,931	$148,855
____________________

(a)	We are allowed a recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

(d)	As of June 30, 2018, the amortization period is yet to be determined and subject to approval by our regulators.

Regulatory Matters
Except as discussed below, there have been no other significant changes to our Regulatory Matters from those previously disclosed in Note 1 of the Notes to the Financial Statements in our 2017 Annual Report on Form 10-K.

On April 30, 2018 Black Hills and the SDPUC staff signed an amendment to the stipulation executed in June 2017. The amendment provides clarifying language to certain provisions from the stipulation specific to the TCJA and performance based rates. The amendment was approved by the SDPUC on May 15, 2018.

TCJA revenue reserve - The TCJA signed into law on December 22, 2017, reduced the federal corporate income tax rate from 35% to 21%. Effective January 1, 2018, the key impact of tax reform on existing utility revenues/tariffs established prior to tax reform results primarily from the change in the federal tax rate from 35% to 21% (including the effects of tax gross-ups not yet approved) affecting current income tax expense embedded in those tariffs. We have been collaborating with our regulators in the states in which we provide utility service to deliver to customers the benefits of a lower corporate federal income tax rate beginning in 2018 with the passage of the TCJA. We estimated and recorded a reserve to revenue of approximately $2.6 million and $5.7 million during the three and six months ended June 30, 2018.

On June 29, 2018, we filed our proposed TCJA agreement with the SDPUC with expected final approval by the end of 2018.

(5)	RELATED-PARTY TRANSACTIONS

Non-Cash Dividend to Parent

We recorded non-cash dividends to our Parent of $26 million and $16 million for six months ended June 30, 2018 and June 30, 2017, respectively, and changed the utility Money pool note by $26 million and $16 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	June 30, 2018	December 31, 2017
Receivables - affiliates	$5,426	$5,664
Accounts payable - affiliates	$25,185	$25,653

Money Pool Notes Receivable and Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At June 30, 2018, the average cost of borrowing under the Utility Money Pool was 2.49%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	June 30, 2018	December 31, 2017
Money pool notes payable	$14,949	$13,397

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income (expense)	$(96)	$90	$(132)	$216

Other related party activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Energy sold to Cheyenne Light	$501	$625	$1,204	$1,505
Rent from electric properties (a)	$3,691	$935	$7,369	$1,870

Fuel and purchased power:
Purchases of coal from WRDC	$4,249	$3,052	$8,316	$7,332
Purchase of excess energy from Cheyenne Light	$82	$76	$168	$116
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$381	$369	$1,022	$975
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$696	$637	$1,789	$1,656

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$96	$99	$192	$198

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$7,604	$7,109	$15,210	$13,720
____________________

(a)	The increase for the three and six months ended June 30, 2018 is driven by Horizon Point shared facility revenues. See Horizon Point agreement information below.

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

(6)	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$129	$136	$258	$272
Interest cost	549	585	1,097	1,170
Expected return on plan assets	(887)	(897)	(1,773)	(1,794)
Prior service cost	11	11	22	22
Net loss (gain)	516	307	1,032	614
Net periodic benefit cost	$318	$142	$636	$284

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$49	$51	$97	$103
Interest cost	44	44	89	88
Prior service cost (benefit)	(84)	(84)	(168)	(168)
Net periodic benefit cost	$9	$11	$18	$23

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$27	$29	$54	$58
Net loss (gain)	26	21	52	43
Net periodic benefit cost	$53	$50	$106	$101

For the three and six months ended June 30, 2018, service costs were recorded in Operations and maintenance expense while non-service costs were recorded in Other income (expense), net on the Condensed Statements of Comprehensive Income. For the three and six months ended June 30, 2017, service costs and non-service costs were recorded in Operations and maintenance expense. Because prior years’ costs were not considered material, they were not reclassified on the Condensed Statements of Comprehensive Income. See Note 1 for additional information.

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. On July 25, 2018, we made a contribution of approximately $1.8 million (included in the table below) to the Defined Benefit Pension Plan. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made for 2018 and anticipated contributions for 2018 and 2019 are as follows (in thousands):

	Contributions Six Months Ended June 30, 2018	Remaining Anticipated Contributions for 2018	Anticipated Contributions for 2019
Defined Benefit Pension Plan	$—	$1,795	$1,789
Defined Benefit Postretirement Healthcare Plan	$267	$267	$554
Supplemental Non-qualified Defined Benefit Plans	$123	$123	$241

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$5	$5	$16	$16
Long-term debt, including current maturities (b) (c)	$339,965	$418,410	$339,895	$446,978
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

(c)	Carrying amount of long-term debt is net of deferred financing costs.

(8)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$7,477	$10,495
Non-cash (decrease) to money pool notes receivable, net	$(26,000)	$(16,000)
Non-cash dividend to Parent	$26,000	$16,000

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(10,930)	$(10,786)

(9)	COMMITMENTS AND CONTINGENCIES

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

Significant Events

On July 25, 2018, we placed in service the first 48-mile segment of a $70 million, 175-mile, 230-kilovolt transmission line from Rapid City, South Dakota, to Stegall, Nebraska. The remaining segment is expected to be in service by the end of 2019.

On July 19. 2018, Fitch affirmed South Dakota Electric’s credit rating at A.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
	(in thousands)
Revenue	$70,676	$66,053	$4,623	$144,491	$139,847	$4,644
Fuel and purchased power	20,753	18,612	2,141	43,193	41,761	1,432
Gross margin (a)	49,923	47,441	2,482	101,298	98,086	3,212

Operating expenses	30,428	29,729	699	61,439	56,998	4,441
Operating income	19,495	17,712	1,783	39,859	41,088	(1,229)

Interest income (expense), net	(5,379)	(5,000)	(379)	(10,803)	(10,437)	(366)
Other income (expense), net	(242)	648	(890)	(359)	1,066	(1,425)
Income tax expense	(2,749)	(4,073)	1,324	(5,812)	(9,860)	4,048
Net income	$11,125	$9,287	$1,838	$22,885	$21,857	$1,028
________________

(a)	Non-GAAP measure

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017. Net income was $11 million compared to $9.3 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to higher non-energy revenue of $2.4 million primarily related to Horizon Point shared facility revenue, higher commercial and industrial demand of $0.9 million, a $0.8 million increase in residential margins primarily from warmer weather in the current year, and higher rider revenues of $1.0 million primarily related to transmission investment recovery. These increases were partially offset by a $2.6 million reserve to revenue to reflect the reduction of the lower federal income tax rate from the TCJA on our existing rate tariffs.

Operating expenses increased primarily due to increased depreciation from higher asset base driven by the prior year additions of Horizon Point and the Teckla-Lange transmission line.

Interest expense, net was comparable to the same period in the prior year.

Other income (expense), net decreased due to the presentation change of non-service pension costs to Other income (expense) in the current year, previously reported in Operations and maintenance, and higher prior year AFUDC associated with higher prior year capital spend.

Income tax expense: The effective tax rate decreased from the prior year due to the reduction in the federal corporate income tax rate from 35 percent to 21 percent from the TCJA, effective January 1, 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017. Net income was $23 million compared to $22 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to higher non-energy revenue of $4.6 million primarily related to Horizon Point shared facility revenue, higher commercial and industrial demand of $0.5 million, a $1.9 million increase in residential margins primarily from warmer weather in the current year, and higher rider revenues of $1.8 million primarily related to transmission investment recovery. These increases were partially offset by a $5.7 million reserve to revenue to reflect the reduction of the lower federal income tax rate from the TCJA on our existing rate tariffs.

Operating expenses increased due to increased depreciation and property taxes of $2.7 million from higher asset base driven by the prior year additions of Horizon Point and the Teckla-Lange transmission line. $1.8 million of higher vegetation management expenses, employee costs, and facility costs comprise the remainder of the increase compared to the same period in the prior year.

Interest expense, net was comparable to the same period in the prior year.

Other income (expense), net decreased due to the presentation change of non-service pension costs to Other income (expense) in the current year, previously reported in Operations and maintenance, and higher prior year AFUDC associated with higher prior year capital spend.

Income tax expense: The effective tax rate decreased from the prior year due to the reduction in the federal corporate income tax rate from 35 percent to 21 percent from the TCJA, effective January 1, 2018.

	Electric Revenue by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands)
	2018	Percentage Change	2017	2018	Percentage Change	2017
Residential	$16,426	5%	$15,633	$37,487	5%	$35,704
Commercial	23,538	3%	22,858	47,082	—%	47,149
Industrial	8,170	—%	8,171	16,446	(1)%	16,625
Municipal	876	(7)%	942	1,687	(5)%	1,778
Total retail revenue	49,010	3%	47,604	102,702	1%	101,256
Wholesale (a)	8,191	22%	6,702	17,241	19%	14,545
Market - off-system sales (b)	3,449	42%	2,424	5,724	(9)%	6,257
Other revenue	10,026	8%	9,323	18,824	6%	17,789
Total revenue	$70,676	7%	$66,053	$144,491	3%	$139,847
____________________

(a)	Increase for the three and six months ended June 30, 2018 was primarily driven by increased volumes on long term wholesale contracts.

(b)	Increase for three months ended June 30, 2018 was due to higher trading volume opportunities.

	Megawatt Hours Sold by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Residential	115,905	8%	107,521	279,018	9%	257,093
Commercial	186,784	8%	173,720	381,715	3%	370,126
Industrial	106,100	3%	103,497	210,402	(1)%	213,293
Municipal	7,479	(8)%	8,104	14,982	(5)%	15,709
Total retail quantity sold	416,268	6%	392,842	886,117	3%	856,221
Wholesale (a)	218,132	31%	165,881	455,836	29%	351,997
Market - off-system sales (b)	141,866	38%	102,966	233,968	(9)%	257,462
Total quantity sold	776,266	17%	661,689	1,575,921	8%	1,465,680
Losses and company use (c)	61,677	8%	57,189	90,199	(9)%	99,030
Total energy	837,943	17%	718,878	1,666,120	6%	1,564,710
____________________

(a)	Increase for the three and six months ended June 30, 2018 was primarily driven by increased volumes on long-term wholesale contracts.

(b)	Increase for three months ended June 30, 2018 was due to improved pricing in markets compared to same period in prior year.

(c)	Includes company uses, line losses, and excess exchange production.

	Megawatt Hours Generated and Purchased
	Three Months Ended June 30,			Six Months Ended June 30,
Generated -	2018	Percentage Change	2017	2018	Percentage Change	2017
Coal-fired (a)	388,081	34%	289,540	787,168	16%	677,525
Natural Gas and Oil (b)	23,758	116%	11,024	36,865	72%	21,374
Total generated	411,839	37%	300,564	824,033	18%	698,899

Total purchased	426,104	2%	418,314	842,087	(3)%	865,811
Total generated and purchased	837,943	17%	718,878	1,666,120	6%	1,564,710
____________________
(a) Increase for the three and six months ended June 30, 2018 compared to same periods in prior year is driven primarily by planned outages at Neil Simpson II, Wyodak, and Wygen II in 2017.
(b) Increase is primarily due to low natural gas prices and the ability to generate at a lower cost than to purchase excess generation on the open market for the three and six months ended June 30, 2018.

	Power Plant Availability
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Coal-fired plants (a)	91.3%	67.6%	92.1%	78.4%
Other plants	97.5%	98.0%	98.4%	98.7%
Total availability	94.6%	83.7%	95.5%	89.2%
____________________

(a)	2017 included planned outages at Neil Simpson II, Wyodak and Wygen II.

	Degree Days				Degree Days
	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average

Heating degree days	1,037	1%	910	(11)%	4,736	12%	4,040	(5)%
Cooling degree days	132	33%	114	15%	132	33%	114	15%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at June 30, 2018:

Rating Agency	Secured Rating
S&P	A-
Moody’s	A1
Fitch (a)	A
__________

(a)	On July 19, 2018, Fitch affirmed A rating.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2018. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 7, 2018