Form 10-Q
period 2018-09-30
BLACK HILLS POWER INC
filed 2018-11-07
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

As of October 31, 2018, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

Horizon Point	BHC Corporate headquarters building in Rapid City, South Dakota, which was completed in 2017.
kV	Kilovolt
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
South Dakota Electric	Includes Black Hills Power operations in South Dakota, Wyoming and Montana
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
TCJA	Tax Cuts and Jobs Act enacted December 22, 2017
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2018	2017	2018	2017
	(in thousands)
Revenue	$78,067	$73,938	$222,558	$213,785

Operating expenses:
Fuel and purchased power	25,207	22,843	68,400	64,604
Operations and maintenance	19,851	16,747	57,430	52,589
Depreciation and amortization	9,950	9,053	29,700	26,578
Taxes - property	1,631	1,597	5,741	5,228
Total operating expenses	56,639	50,240	161,271	148,999

Operating income	21,428	23,698	61,287	64,786

Other income (expense):
Interest charges -
Interest expense incurred (including amortization of debt issuance costs, premiums, and discounts)	(5,632)	(5,483)	(16,873)	(16,873)
Allowance for funds used during construction - borrowed	199	369	399	953
Interest income	250	335	488	704
Allowance for funds used during construction - equity	68	676	239	1,864
Other income (expense), net	(315)	3	(845)	(119)
Total other income (expense), net	(5,430)	(4,100)	(16,592)	(13,471)

Income before income taxes	15,998	19,598	44,695	51,315
Income tax expense	(2,681)	(5,772)	(8,493)	(15,632)
Net income	13,317	13,826	36,202	35,683

Other comprehensive income (loss), net of tax:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax (expense) benefit of $(6) and $(6) for the three months ended September 30, 2018 and 2017, and $(17) and $(17) for the nine months ended September 30, 2018 and 2017, respectively)	10	10	31	31
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax (expense) benefit of $(9) and $(8) for the three months ended September 30, 2018 and 2017, and $(27) and $(23) for the nine months ended September 30, 2018 and 2017, respectively)	17	14	51	42
Other comprehensive income (loss), net of tax	27	24	82	73

Comprehensive income	$13,344	$13,850	$36,284	$35,756

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

	As of
(unaudited)	September 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13	$16
Accounts receivable, net	28,192	29,050
Accounts receivable from affiliates	6,373	5,664
Materials, supplies and fuel	24,503	23,443
Regulatory assets, current	16,939	18,993
Other current assets	3,211	4,724
Total current assets	79,231	81,890

Investments	5,006	4,926

Property, plant and equipment	1,351,996	1,311,819
Less: accumulated depreciation and amortization	(370,978)	(358,946)
Total property, plant and equipment, net	981,018	952,873

Other assets:
Regulatory assets, non-current	56,728	59,710
Other assets, non-current	9,665	3,747
Total other assets, non-current	66,393	63,457

TOTAL ASSETS	$1,131,648	$1,103,146

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(Continued)

	As of
(unaudited)	September 30, 2018	December 31, 2017
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$20,388	$14,766
Accounts payable to affiliates	22,939	25,653
Accrued liabilities	43,931	38,205
Money pool notes payable	13,888	13,397
Regulatory liabilities, current	8,216	842
Total current liabilities	109,362	92,863

Long-term debt	340,000	339,895

Deferred credits and other liabilities:
Deferred income tax liabilities, net	113,247	110,618
Regulatory liabilities, non-current	158,063	148,013
Benefit plan liabilities	15,207	16,285
Other deferred credits and other liabilities	1,251	1,240
Total deferred credits and other liabilities	287,768	276,156

Commitments and contingencies (Notes 5, 6 and 9)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	332,703	332,499
Accumulated other comprehensive loss	(1,176)	(1,258)
Total stockholder’s equity	394,518	394,232

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,131,648	$1,103,146

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Operating activities:
Net income	$36,202	$35,683
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	29,700	26,578
Deferred income tax	4,619	6,188
Employee benefits	1,139	613
AFUDC	(239)	(2,817)
Other adjustments, net	2,362	2,298
Change in operating assets and liabilities -
Accounts receivable and other current assets	224	6,567
Accounts payable and other current liabilities	2,337	3,077
Regulatory assets - current	2,004	1,543
Regulatory liabilities - current	8,224	—
Contributions to defined benefit pension plan	(1,795)	(4,000)
Other operating activities, net	(1,400)	(1,097)
Net cash provided by (used in) operating activities	83,377	74,633

Investing activities:
Property, plant and equipment additions	(47,527)	(61,537)
Proceeds from sale of assets	4,994	—
Change in money pool notes receivable, net	—	(12,472)
Other investing activities	(5,338)	313
Net cash provided by (used in) investing activities	(47,871)	(73,696)

Financing activities:
Change in money pool notes payable, net	(35,509)	—
Net cash provided by (used in) financing activities	(35,509)	—

Net change in cash and cash equivalents	(3)	937

Cash and cash equivalents, beginning of period	16	234
Cash and cash equivalents, end of period	$13	$1,171

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

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2018, December 31, 2017 and September 30, 2017 financial information and are of a normal recurring nature. The results of operations for the three months ended September 30, 2018 and September 30, 2017, and our financial condition as of September 30, 2018 and December 31, 2017 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

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

We expect to adopt this standard on January 1, 2019. For existing or expired land easements that were not previously accounted for as a lease, we anticipate electing the practical expedient which provides for no assessment of these easements. Further, we anticipate adopting the new standard with a cumulative effect adjustment with prior year comparative financial information remaining as previously reported when transitioning to the new standard. The standard also provides a transition practical expedient, commonly referred to as the “package of three”, that must be taken together and allows entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. We expect to elect the “package of three” practical expedient. We continue to evaluate the additional transition practical expedients available under the guidance. At this time, we do not believe the implementation of this standard will have a material impact on our financial position, results of operations or cash flows. We continue to finalize our process of identifying and categorizing our lease contracts and evaluating our current business processes relating to leases. We have selected, configured, and tested a new lease software solution and will be entering lease data into the new system in preparation for the January 1, 2019 standard adoption. We also continue to monitor utility industry lease implementation guidance that may change existing and future lease classification.

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

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, ASU 2017-07

Effective January 1, 2018, we adopted ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs, and requires the other components of net periodic pension and post-retirement benefit costs to be separately presented in the income statement outside of income from operations. Additionally, only the service cost component may be eligible for capitalization, when applicable. However, all cost components remain eligible for capitalization under FERC regulations. The capitalization of only the service cost component of net periodic pension and post-retirement benefit costs in assets was applied on a prospective basis for the nine months ended September 30, 2018. Retrospective impact was not material and therefore not adjusted. For our rate-regulated entities, we capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities and maintain a FERC-to-GAAP reporting difference for these capitalized costs. The presentation changes required for net periodic pension and post-retirement costs resulted in offsetting changes to Operating income and Other income. Implementation of the standard did not have a material impact on our financial position, results of operations or cash flows.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, ASU 2016-15

Effective January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items, including but not limited to, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. We implemented this standard effective January 1, 2018 using the retrospective transition method. This standard had no impact on our financial position, results of operations or cash flows.

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

The following table depicts the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition. Sales tax and other similar taxes are excluded from revenues.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Customer types:
Retail	$49,874	$147,040
Wholesale	8,255	25,496
Market - off-system sales	7,625	13,349
Transmission/Other	12,183	36,273
Revenue from contracts with customers	77,937	222,158
Other revenues	130	400
Total revenues	$78,067	$222,558

Timing of revenue recognition:
Services transferred over time	$77,937	$222,158
Revenue from contracts with customers	$77,937	$222,158

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

Significant Judgments and Estimates
TCJA revenue reserve

The TCJA or “tax reform”, signed into law on December 22, 2017, reduced the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. We have been collaborating with our regulators in the states in which we provide utility service to deliver to customers the benefits of a lower corporate federal income tax rate beginning in 2018 with the passage of the TCJA. We estimated and recorded a revenue reserve of approximately $2.5 million and $8.2 million during the three and nine months ended September 30, 2018.

On September 4, 2018, the SDPUC approved a settlement agreement for South Dakota Electric allowing the company to pass on the benefits of a lower corporate federal income tax rate to our South Dakota retail customers. The aggregate 2018 benefit of approximately $7.7 million will be delivered to customers in October 2018. For 2019, the settlement agreement provides an estimated $8.9 million aggregate reduction in base rates for customers.

Unbilled Revenue

Revenues attributable to energy delivered to customers but not yet billed are estimated and accrued, and the related costs are charged to expense. Factors influencing the determination of unbilled revenues may include estimates of delivered sales volumes based on weather information and customer consumption trends.

Contract Balances

The nature of our primary revenue contracts provides an unconditional right to consideration upon service delivery; therefore, no customer contract assets or liabilities exist. The unconditional right to consideration is represented by the balance in our Accounts Receivable and is further discussed in Business Description in Note 1 of our Notes to the Financial Statements of our 2017 Annual Report on Form 10-K. We do not typically incur costs that would be capitalized, to obtain or fulfill a contract.

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

(3)	ACCOUNTS RECEIVABLE

Following is a summary of Accounts receivable, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	September 30, 2018	December 31, 2017
Accounts receivable trade	$17,019	$15,994
Unbilled revenues	11,275	13,280
Allowance for doubtful accounts	(102)	(224)
Accounts receivable, net	$28,192	$29,050

(4)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	September 30, 2018	December 31, 2017
Regulatory assets:
Unamortized loss on reacquired debt (a)	$1,326	$1,534
Deferred taxes on AFUDC (b)	5,010	5,095
Employee benefit plans(c)	19,619	19,465
Deferred energy and fuel cost adjustments (a)	17,697	19,602
Deferred taxes on flow through accounting	8,302	7,579
Decommissioning costs, net of amortization	8,710	10,252
Vegetation management, net of amortization	10,942	12,669
Other regulatory assets (a)	2,061	2,507
Total regulatory assets	$73,667	$78,703
Less current regulatory assets	(16,939)	(18,993)
Regulatory assets, non-current	$56,728	$59,710

Regulatory liabilities:
Cost of removal for utility plant (a)	$51,106	$44,056
Employee benefit plan costs and related deferred taxes (c)	6,808	6,808
Excess deferred income taxes	99,774	97,101
TCJA revenue reserve	8,188	—
Other regulatory liabilities	403	890
Total regulatory liabilities	$166,279	$148,855
Less current regulatory liabilities	(8,216)	(842)
Regulatory liabilities, non-current	$158,063	$148,013
____________________

(a)	We are allowed a recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory Matters
Except as discussed below, there have been no other significant changes to our Regulatory Matters from those previously disclosed in Note 1 of the Notes to the Financial Statements in our 2017 Annual Report on Form 10-K.

On April 30, 2018, Black Hills Power and the SDPUC staff signed an amendment to the stipulation executed in June 2017. The amendment provides clarifying language to certain provisions from the stipulation specific to the TCJA and performance based rates. The amendment was approved by the SDPUC on May 15, 2018.

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

On September 4, 2018, the SDPUC approved a settlement agreement for South Dakota Electric allowing the company to pass on the benefits of a lower corporate federal income tax rate to our South Dakota retail customers. The aggregate 2018 benefit of approximately $7.7 million will be delivered to customers in October 2018. For 2019, the settlement agreement provides an estimated $8.9 million aggregate reduction in base rates for customers.

We estimated and recorded a reserve to revenue of approximately $2.5 million and $8.2 million during the three and nine months ended September 30, 2018.

(5)	RELATED-PARTY TRANSACTIONS

Non-Cash Dividend to Parent

We recorded non-cash dividends to our Parent of $36 million and $32 million for nine months ended September 30, 2018 and September 30, 2017, respectively, and changed the utility Money pool note by $36 million and $32 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	September 30, 2018	December 31, 2017
Accounts receivables from affiliates	$6,373	$5,664
Accounts payable to affiliates	$22,939	$25,653

Money Pool Notes Receivable and Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At September 30, 2018, the average cost of borrowing under the Utility Money Pool was 2.60%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	September 30, 2018	December 31, 2017
Money pool notes payable	$13,888	$13,397

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income (expense)	$(75)	$53	$(207)	$269

Other related party activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Energy sold to Cheyenne Light	$311	$361	$1,515	$1,866
Rent from electric properties	$908	$935	$3,025	$2,805
Horizon Point shared facility revenues	$2,826	$—	$8,078	$—

Fuel and purchased power:
Purchases of coal from WRDC	$4,161	$4,054	$12,477	$11,386
Purchase of excess energy from Cheyenne Light	$193	$208	$361	$324
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$262	$199	$1,284	$1,174
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$582	$351	$2,371	$2,007

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$96	$99	$288	$297

Corporate support:
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings (a)	$9,836	$6,626	$25,046	$20,346
____________________

(a)	The increase for the three and nine months ended September 30, 2018 is driven by Horizon Point shared facility expenses, higher allocation of employee costs and interest expense.

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

(6)	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$129	$137	$387	$409
Interest cost	548	585	1,645	1,755
Expected return on plan assets	(887)	(898)	(2,660)	(2,692)
Prior service cost	11	10	33	32
Net loss (gain)	516	308	1,548	922
Net periodic benefit cost	$317	$142	$953	$426

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$48	$52	$145	$155
Interest cost	45	44	134	132
Prior service cost (benefit)	(84)	(84)	(252)	(252)
Net periodic benefit cost	$9	$12	$27	$35

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$27	$29	$81	$87
Net loss (gain)	26	22	78	65
Net periodic benefit cost	$53	$51	$159	$152

For the three and nine months ended September 30, 2018, service costs were recorded in Operations and maintenance expense while non-service costs were recorded in Other income (expense), net on the Condensed Statements of Comprehensive Income. For the three and nine months ended September 30, 2017, service costs and non-service costs were recorded in Operations and maintenance expense. Because prior years’ costs were not considered material, they were not reclassified on the Condensed Statements of Comprehensive Income. See Note 1 for additional information.

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

	Contributions Nine Months Ended September 30, 2018	Remaining Anticipated Contributions for 2018	Anticipated Contributions for 2019
Defined Benefit Pension Plan	$1,795	$—	$1,850
Defined Benefit Postretirement Healthcare Plan	$401	$134	$412
Supplemental Non-qualified Defined Benefit Plans	$184	$61	$242

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (a)	$13	$13	$16	$16
Long-term debt, including current maturities (b) (c)	$340,000	$411,948	$339,895	$446,978
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

(c)	Carrying amount of long-term debt is net of deferred financing costs.

(8)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$10,540	$10,242
Non-cash (decrease) to money pool notes receivable, net	$(36,000)	$(32,000)
Non-cash dividend to Parent	$36,000	$32,000

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(14,104)	$(12,838)

(9)	COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2017 Annual Report on Form 10-K except for those described below.

Platte River Power Authority PPA

On August 16, 2018, we entered into a PPA with Platte River Power Authority (PRPA) to purchase up to 12 MW of wind energy through PRPA’s agreement with Silver Sage. This agreement will expire September 30, 2029.

(10)	INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%. The Company remeasured deferred income taxes at the 21% federal tax rate as of December 31, 2017, which reflected our provisional estimate of the impact of the TCJA, under SEC Staff Accounting Bulletin No. 118. We have made our best estimate regarding the probability of settlements of net regulatory liabilities established pursuant to the TCJA. The amount of the settlements may change based on decisions and actions by the state regulatory commissions. In addition to current year revenue reserves disclosed in Note 4, we recorded additional changes in estimates of the provisional amounts recorded at December 31, 2017, primarily related to bonus depreciation and other plan and property items, after filing our 2017 tax returns which decreased tax expense by $0.2 million for the three and nine months ended September 30, 2018. We will continue to evaluate subsequent regulations, clarifications and interpretations of the assumptions made, which could change our estimates to the TCJA, which we expect to finalize in the fourth quarter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

On September 4, 2018, the SDPUC approved a settlement agreement for South Dakota Electric allowing the company to pass on the benefits of a lower corporate federal income tax rate to our South Dakota retail customers. The aggregate 2018 benefit of approximately $7.7 million will be delivered to customers in October 2018. For 2019, the settlement agreement provides an estimated $8.9 million aggregate reduction in base rates for customers.

On August 16, 2018, we entered into a PPA with Platte River Power Authority (PRPA) to purchase up to 12 MW of wind energy through PRPA’s agreement with Silver Sage. This agreement will expire September 30, 2029.

On August 9, 2018, S&P upgraded South Dakota Electric’s credit rating to A.

On July 25, 2018, we placed in service the first 48-mile segment of a $70 million, 175-mile, 230-kilovolt transmission line from Rapid City, South Dakota, to Stegall, Nebraska. The remaining segment is expected to be in service by the end of 2019.

On July 19. 2018, Fitch affirmed South Dakota Electric’s credit rating at A.

Results of Operations

The following discussion includes financial information prepared in accordance with GAAP, as well as another financial measure, gross margin, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Gross margin (revenue less cost of sales) is a non-GAAP financial measure due to the exclusion of depreciation and amortization from the measure. The presentation of gross margin is intended to supplement investors’ understanding of our operating performance.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
	(in thousands)
Revenue	$78,067	$73,938	$4,129	$222,558	$213,785	$8,773
Fuel and purchased power	25,207	22,843	2,364	68,400	64,604	3,796
Gross margin (a)	52,860	51,095	1,765	154,158	149,181	4,977

Operating expenses	31,432	27,397	4,035	92,871	84,395	8,476
Operating income	21,428	23,698	(2,270)	61,287	64,786	(3,499)

Interest income (expense), net	(5,183)	(4,779)	(404)	(15,986)	(15,216)	(770)
Other income (expense), net	(247)	679	(926)	(606)	1,745	(2,351)
Income tax expense	(2,681)	(5,772)	3,091	(8,493)	(15,632)	7,139
Net income	$13,317	$13,826	$(509)	$36,202	$35,683	$519
________________

(a)	Non-GAAP measure

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017. Net income was $36 million compared to $36 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to $8.1 million Horizon Point shared facility revenue, higher power marketing and wholesale revenue of $1.9 million, a $1.4 million increase in residential margins primarily from higher volume usage per customer, and higher rider revenues of $2.0 million primarily related to transmission investment recovery. These increases were partially offset by an $8.2 million reserve to revenue to reflect the reduction of the lower federal income tax rate from the TCJA on our existing rate tariffs and lower commercial and industrial volume of $0.6 million.

Operating expenses increased due to depreciation and property taxes increases of $3.6 million from higher asset base driven by the prior year additions of Horizon Point and the Teckla-Lange transmission line. Higher vegetation management expenses, higher employee costs, and higher facility costs comprise the remainder of the increase compared to the same period in the prior year.

Interest expense, net increased due to higher prior year AFUDC associated with higher prior year capital spend.

Other income (expense), net decreased due to the presentation change of non-service pension costs to Other income (expense), net in the current year, previously reported in Operations and maintenance, and higher prior year AFUDC associated with higher prior year capital spend.

Income tax expense: The effective tax rate decreased from the prior year due to the reduction in the federal corporate income tax rate from 35 percent to 21 percent from the TCJA, effective January 1, 2018.

	Electric Revenue by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	(in thousands)
	2018	Percentage Change	2017	2018	Percentage Change	2017
Residential	$17,971	—%	$18,020	$55,458	3%	$53,724
Commercial	25,601	1%	25,459	72,683	—%	72,608
Industrial	7,685	(6)%	8,149	24,131	(3)%	24,774
Municipal	1,005	(6)%	1,071	2,692	(6)%	2,849
Total retail revenue	52,262	(1)%	52,699	154,964	1%	153,955
Wholesale (a)	8,255	3%	8,048	25,496	13%	22,593
Market - off-system sales (b)	7,625	59%	4,787	13,349	21%	11,044
Other revenue (c)	9,925	18%	8,404	28,749	10%	26,193
Total revenue	$78,067	6%	$73,938	$222,558	4%	$213,785
____________________

(a)	Increase for the nine months ended September 30, 2018 was primarily driven by increased volumes on long-term wholesale contracts.

(b)	Increase for the three and nine months ended September 30, 2018 was due to higher trading volume opportunities.

(c)	Increase for the three and nine months ended September 30, 2018 was primarily driven by Horizon Point shared facility revenues.

	Megawatt Hours Sold by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Percentage Change	2017	2018	Percentage Change	2017
Residential	125,159	(3)%	129,616	404,177	5%	386,709
Commercial	204,621	(4)%	212,773	586,336	1%	582,899
Industrial (a)	95,473	(13)%	109,745	305,875	(5)%	323,038
Municipal (b)	9,070	(11)%	10,156	24,052	(7)%	25,865
Total retail quantity sold	434,323	(6)%	462,290	1,320,440	—%	1,318,511
Wholesale (c)	221,327	19%	185,723	677,163	26%	537,720
Market - off-system sales (d)	172,141	32%	130,825	406,109	5%	388,287
Total quantity sold	827,791	6%	778,838	2,403,712	7%	2,244,518
Losses and company use (e)	47,171	(16)%	56,447	137,370	(12)%	155,477
Total energy	874,962	5%	835,285	2,541,082	6%	2,399,995
____________________

(a)	Increase for the three months ended September 30, 2018 was primarily driven by lower demand and milder summer weather.

(b)	Increase for three months ended September 30, 2018 was due to milder summer weather.

(c)	Increase for the three and nine months ended September 30, 2018 was primarily driven by increased volumes on long-term wholesale contracts.

(d)	Increase for three months ended September 30, 2018 was due to improved pricing in markets compared to same period in prior year.

(e)	Includes company uses, line losses, and excess exchange production.

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,			Nine Months Ended September 30,
Generated -	2018	Percentage Change	2017	2018	Percentage Change	2017
Coal-fired	407,936	(4)%	423,766	1,195,104	9%	1,101,291
Natural Gas and Oil (a)	61,744	13%	54,466	98,609	30%	75,840
Total generated	469,680	(2)%	478,232	1,293,713	10%	1,177,131

Total purchased	405,282	14%	357,053	1,247,369	2%	1,222,864
Total generated and purchased	874,962	5%	835,285	2,541,082	6%	2,399,995
____________________
(a) Increase is primarily due to low natural gas prices and the ability to generate at a lower cost than to purchase excess generation on the open market for the three and nine months ended September 30, 2018.

	Power Plant Availability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Coal-fired plants (a)	93.8%	97.5%	92.7%	84.8%
Other plants	96.0%	93.7%	97.6%	97.0%
Total availability	95.0%	95.5%	95.3%	91.3%
____________________

(a)	2017 included planned outages at Neil Simpson II, Wyodak and Wygen II.

	Degree Days				Degree Days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average	Actual	Variance from 30-year Average

Heating degree days	236	5%	202	(10)%	4,972	11%	4,242	(5)%
Cooling degree days	356	(33)%	595	11%	488	(23)%	709	12%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at September 30, 2018:

Rating Agency	Secured Rating
S&P (a)	A
Moody’s	A1
Fitch (b)	A
__________

(a)	On August 9, 2018, S&P upgraded to A rating.

(b)	On July 19, 2018, Fitch affirmed A rating.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2018. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: November 6, 2018