Form 10-K
period 2018-12-31
BLACK HILLS POWER INC
filed 2019-02-21
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes    ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2019
Common stock, $1.00 par value	23,416,396 shares

Reduced Disclosure
The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by FASB
Baseload plant	A power generation facility used to meet some or all of a given region’s continuous energy demand, producing energy at a constant rate.
Basin Electric	Basin Electric Power Cooperative
BHC	Black Hills Corporation, the Parent of Black Hills Power, Inc.
Black Hills Electric Generation	Black Hills Electric Generation, LLC, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings
Black Hills Energy	The name used to conduct the business of our utility company as well as our utility affiliates
Black Hills Energy South Dakota Electric	Includes Black Hills Power’s operations in South Dakota, Wyoming and Montana
Black Hills Non-regulated Holdings	Black Hills Non-regulated Holdings, LLC, a direct, wholly-owned subsidiary of BHC
Black Hills Power	Black Hills Power, Inc., a direct, wholly-owned subsidiary of BHC (doing business as Black Hills Energy South Dakota)
Black Hills Service Company	Black Hills Service Company LLC, a direct, wholly-owned subsidiary of BHC
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of BHC
Black Hills Energy Wyoming Electric	Includes Cheyenne Light’s electric utility operations
CFTC	United States Commodity Futures Trading Commission
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of BHC
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

CPP	Clean Power Plan
CT	Combustion turbine
DC	Direct current
DSM	Demand Side Management
ECA	Energy Cost Adjustment - adjustments that allow us to pass the prudently-incurred cost of fuel and purchased power through to customers.
EIA	Environmental Improvement Adjustment
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
GCA	Gas Cost Adjustment -- adjustments that allow us to pass the prudently-incurred cost of gas and certain services through to customers.

GHG	Greenhouse gases
Global Settlement	Settlement with a utilities commission where the dollar figure is agreed upon, but the specific adjustments used by each party to arrive at the figure are not specified in public rate orders
Happy Jack	Happy Jack Wind Farm, LLC, a subsidiary of Duke Energy Generation Services
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

IRS	Internal Revenue Service
kV	Kilovolt
LIBOR	London Interbank Offered Rate
MAPP	Mid-Continent Area Power Pool
MATS	Utility Mercury and Air Toxics Rules under the United States EPA National Emissions Standards for Hazardous Air Pollutants from Coal and Oil Fired Electric Utility Steam Generating Units
MDU	Montana-Dakota Utilities Company
MEAN	Municipal Energy Agency of Nebraska
Moody’s	Moody’s Investor Services, Inc.
MTPSC	Montana Public Service Commission
MW	Megawatts
MWh	Megawatt-hours
N/A	Not Applicable
Native load	Energy required to serve customers within our service territory
NAV	Net Asset Value
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NOAA	National Oceanic and Atmospheric Administration
NOAA Climate Normals
This dataset is produced once every 10 years. This dataset contains daily and monthly normals of temperature, precipitation, snowfall, heating and cooling degree days, frost/freeze dates, and growing degree days calculated from observations at approximately 9,800 stations operated by NOAA’s National Weather Service.

NOx	Nitrogen Oxide
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSHA	Occupational Safety and Health Organization
PacifiCorp	PacifiCorp, a wholly owned subsidiary of MidAmerican Energy Holdings Company, itself an affiliate of Berkshire Hathaway
Peak System Load	Peak system load represents the highest point of customer usage for a single hour for the system in total. Our system peaks include demand loads for 100% of plants regardless of joint ownership.
PPA	Power Purchase Agreement
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
SO2	Sulfur Dioxide
SourceGas
SourceGas Holdings LLC and its subsidiaries, a gas utility owned by funds managed by Alinda Capital Partners and GE Energy Financial Services, a unit of General Electric Co. (NYSE:GE) that was acquired by BHC on February 12, 2016, and is now named Black Hills Gas Holdings, LLC (doing business as Black Hills Energy)

South Dakota Electric	Includes Black Hills Power operations in South Dakota, Wyoming and Montana
S&P	Standard & Poor’s Rating Services

Spinning Reserve	Generation capacity that is on-line but unloaded and that can respond within 10 minutes to compensate for generation or transmission outages.
SPP	Southwest Power Pool, Inc. which oversees the bulk electric grid and wholesale power market in the central United States
TCA	Transmission Cost Adjustment - adjustments passed through to the customer based on transmission costs that are higher or lower than the costs approved in the rate review.
TCJA	Tax Cuts and Jobs Act enacted on December 22, 2017
TFA	Transmission Facility Adjustment
Thunder Creek	Thunder Creek Gas Services, LLC
WECC	Western Electricity Coordinating Council
Winter Storm Atlas	An October 2013 blizzard that impacted South Dakota Electric. It was the second most severe blizzard in Rapid City’s history.
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corporation, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings, LLC
Wyodak Plant	Wyodak, a 362 MW mine-mouth coal-fired plant in Gillette, Wyoming, is owned 80% by PacifiCorp and 20% by Black Hills Energy South Dakota. Our WRDC mine supplies all of the fuel for the plant.
Wyoming Electric	Includes Cheyenne Light’s electric utility operations

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

ITEMS 1 and 2.    BUSINESS AND PROPERTIES

General

Black Hills Power (the “Company”, “we”, “us” and “our”) is a regulated electric utility incorporated in South Dakota, doing business as South Dakota Electric and serving customers in South Dakota, Wyoming and Montana. We began providing electric utility service in 1941. We are a wholly-owned subsidiary of the publicly traded Black Hills Corporation (“Parent” or “BHC”). Engaging in the generation, transmission and distribution of electricity provides a solid foundation of revenues, earnings and cash flow that support our capital expenditures, dividends to our Parent, and our overall performance and growth.

As of December 31, 2018, our ownership interests in electric generation plants were as follows:

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

Distribution and Transmission. Our distribution and transmission system serves approximately 73,000 electric customers, with an electric transmission system of 1,231 miles of high voltage lines (greater than 69 kV) and 2,539 miles of lower voltage lines (69 kV or less). In addition, we jointly own 44 miles of high voltage lines with Basin Electric. Our service territory covers areas with a strong and stable economic base including western South Dakota, northeastern Wyoming and southeastern Montana. A majority of our retail electric revenues in 2018 were generated in South Dakota. We are subject to state regulation by the SDPUC, the WPSC and the MTPSC.

The following are characteristics of our distribution and transmission business:

•
We have a diverse customer and revenue base. Our revenue mix for the year ended December 31, 2018 was comprised of 32% commercial, 25% residential, 11% contract wholesale, 6% wholesale off-system, 11% industrial and 15% municipal and other revenue.

•
We own 35% of a DC transmission tie that interconnects the Western and Eastern transmission grids, which are independently-operated transmission grids serving the western United States and eastern United States, respectively. This transmission tie, which is 65% owned by Basin Electric, provides transmission access to both the WECC region in the West and the SPP region in the East. The transfer capacity of the tie is 200 MW from West to East, and 200 MW from East to West. Our electric system is located in the WECC region. This transmission tie allows us to buy and sell energy in the Eastern grid without having to isolate and physically reconnect load or generation between the two transmission grids, thus enhancing the reliability of our system. It accommodates scheduling transactions in both directions simultaneously, provides additional opportunities to sell excess generation or to make economic purchases to serve our native load and contract obligations, and enables us to take advantage of power price differentials between the two grids.

•	We have firm point-to-point transmission access to deliver up to 50 MW of power on PacifiCorp’s transmission system to wholesale customers in the Western region through December 31, 2023.

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

•
The City of Gillette owns a 23% ownership interest in Wygen III’s net generating capacity for the life of the plant. During periods of reduced production at Wygen III, or during periods when Wygen III is off-line, we will provide the City of Gillette with its first 23 MW from our other generation facilities or from system purchases with reimbursement of costs by the City of Gillette. Under this agreement we will also provide the City of Gillette its operating component of spinning reserves.

•	An agreement through December 31, 2021 to provide 50 MW of energy to Macquarie Energy, LLC during heavy and light load timing intervals.

•
We have an amended agreement, effective January 1, 2019, to supply up to 20 MW of energy and capacity to MEAN under a contract that expires in 2028. The terms of the contract run from June 1 through May 31 for each interval listed below. This contract is unit-contingent based on the availability of our Neil Simpson II and Wygen III plants, with decreasing capacity purchased over the term of the agreement. The unit-contingent capacity amounts from Wygen III and Neil Simpson II are as follows:

2019-2020	15 MW - 10 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II
2020-2022	15 MW - 7 MW contingent on Wygen III and 8 MW contingent on Neil Simpson II
2022-2023	15 MW - 8 MW contingent on Wygen III and 7 MW contingent on Neil Simpson II
2023-2028	10 MW - 5 MW contingent on Wygen III and 5 MW contingent on Neil Simpson II

Regulated Power Plants and Purchased Power. Our electric load is primarily served by our generating facilities in South Dakota and Wyoming, which provide approximately 445 MW of generating capacity, with the balance supplied under purchased power and capacity contracts. We generated approximately 52% of our energy requirements in 2018 and purchased approximately 48% which was supplied under the following contracts:

•	A PPA with PacifiCorp expiring on December 31, 2023, whereby we purchase 50 MW of coal-fired baseload power.

•	A PPA with Wyoming Electric expiring on September 3, 2028, under which we will purchase up to 14.7 MW of wind energy through Wyoming Electric’s agreement with Happy Jack.

•	A PPA with Wyoming Electric expiring on September 30, 2029, under which we will purchase up to 20 MW of wind energy through Wyoming Electric’s agreement with Silver Sage.

•	A Generation Dispatch Agreement with Wyoming Electric that requires us to purchase all of Wyoming Electric’s excess energy.

•	A PPA with Platte River Power Authority (PRPA) to purchase up to 12 MW of wind energy through PRPA’s agreement with Silver Sage. This agreement will expire September 30, 2029.

Since 1995, we have been a net producer of energy. Our 2018 winter peak system load was 379 MW and our 2018 summer peak system load was 437 MW. None of our generation is restricted by hours of operation, thereby providing us the ability to generate power to meet demand whenever necessary and economically feasible. We have historically optimized the utilization of our power supply resources by selling wholesale power to other utilities and to power marketers in the spot market, and through short-term sales contracts primarily in the WECC and MAPP regions. Our 220 MW of low-cost, coal-fired resources supports most of our native load requirements and positions us for wholesale off-system sales.

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

Shared Services Agreement - We have a shared services agreement with Wyoming Electric and Black Hills Wyoming whereby each entity charges for the use of assets and the performance of services being used by, or performed for, an affiliate entity. Wyoming Electric and us receive certain staffing and management services from Black Hills Service Company for Cheyenne Prairie.

Jointly Owned Facilities - We are parties to an agreement with the City of Gillette and MDU for joint ownership of Wygen III. We charge the City of Gillette and MDU for administrative services, plant operations and maintenance for their share of the Wygen III generating facility for the life of the plant.

Ground Lease Agreement - We have a Wygen III ground lease agreement with WRDC that expires in 2050 with three automatic renewal terms of 20 years each.

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

Rate Regulation

The following table illustrates certain enacted regulatory information with respect to the states in which we operate:

Jurisdic-tion	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Tariffed Mechanisms	Percentage of Off-System Sale Profits Shared with Customers
SD	Global Settlement	7.76%	Global Settlement	$543.9	10/2014	ECA,TCA, Energy Efficiency Cost Recovery/DSM	70%
SD		7.76%			5/2014	TFA	N/A
SD		7.76%			6/2011	EIA	N/A
WY	9.9%	8.13%	46.7%/53.3%	$46.8	10/2014	ECA	65%
FERC	10.8%	8.76%	43%/57%		2/2009	FERC Transmission Tariff	N/A

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

Some of the mechanisms we have in place include:

•
An approved annual EIA tariff which recovers costs associated with generation plant environmental improvements. We also have a TFA tariff which recovers the costs associated with transmission facility improvements. The EIA and TFA were suspended for a six-year period effective July 1, 2017. See Management’s Discussion and Analysis of Results of Operations in Item 7 of this Annual Report on Form 10-K for further information.

•
An annual adjustment clause which provides for the over or under recovery of fuel and purchased power cost incurred to serve South Dakota customers. Additionally, this ECA contains an off-system sales sharing mechanism in which South Dakota customers will receive a credit equal to 100% of off-system power marketing operating income from the first $1.0 million of power marketing margin from short-term sales and a credit equal to 70% of power marketing margins from short-term sales in excess of the first $1.0 million. We retain the additional 30%. During the six-year moratorium period effective July 1, 2017, the 100% credit of power marketing margin increased from $1.0 million to $2.0 million. The ECA methodology allows us to directly assign renewable resources and firm purchases to the customer load. In Wyoming, a similar fuel and purchased power cost adjustment is also in place.

•	We have an approved FERC Transmission Tariff based on a formulaic approach that determines the revenue component of our open access transmission tariff.

Common Use System (CUS). The annual rate determination process is governed by the FERC formula rate protocols established in the filed FERC joint-access transmission tariff. Effective January 1, 2019 the annual revenue requirement increased by $1.9 million and included estimated weighted average capital additions of $31 million for 2018 and 2019. The annual transmission revenue requirement has a true up mechanism that is posted in June of each year.

Tariff Filing

On December 17, 2018, Wyoming Electric and us filed for approval of new, voluntary renewable energy tariffs to serve customer requests for renewable energy resources. Requests to approve the voluntary tariffs, known as Renewable Ready Service Tariffs, were submitted to the SDPUC and WPSC. The renewable ready tariffs would provide large commercial and industrial customers and governmental agencies an option to purchase utility-scale renewable energy. As proposed, customers would be able to enter into contracts with Black Hills Energy to purchase renewable energy for periods of five to 25 years.

State Regulation

Certain states where we conduct electric utility operations have adopted renewable energy portfolio standards that require or encourage us to source, by a certain future date, a minimum percentage of the electricity delivered to customers from renewable energy generation facilities. At December 31, 2018, we were subject to the following renewable energy portfolio standards or objectives:

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

Absent a specific renewable energy mandate in the territories we serve, our current strategy is to prudently incorporate renewable energy into our resource supply, seeking to minimize associated rate increases for our utility customers. Portfolio standards may continue to increase the power supply costs of our electric utility operations. Although we will seek to recover these higher costs in rates, we can provide no assurance that we will be able to secure full recovery of the costs we pay to be in compliance with standards or objectives. We cannot at this time reasonably forecast the potential costs associated with any new renewable energy standards that have been or may be proposed at the federal or state level.

Environmental Matters

Water Issues. Our facilities are subject to a variety of state and federal regulations governing existing and potential water/ wastewater discharges and protection of surface waters from oil pollution. Generally, such regulations are promulgated under the Clean Water Act and govern overall water/wastewater discharges through EPA’s surface water discharge and storm water permits. All of our facilities that are required to have such permits have those permits in place and are in compliance with discharge limitations and plan implementation requirements. The EPA proposed effluent limitation guidelines and standards on June 7, 2013 and published the final rule on November 3, 2015. In 2017, the EPA postponed the implementation of the rule and set a timeline in 2018 to revise the rule. To date, the rule has not been sent for publication. Until the EPA issues the rule for publication, we can not quantify what the potential impact may be on the Wyodak Plant. The terms of this new regulation impact the next permit renewal, which will be in 2020.

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

We proactively manage this requirement through maintenance efforts and installing additional pollution control systems to control SO2 emission short-term excursions during start-up. These actions have nearly eliminated our short-term emission limit compliance risk while plant availability remained above 90% for all four of our coal-fired plants. To eliminate the remaining potential for exceedances, an innovative trip logic mechanism was implemented to shut the power plant down if a predicted emission limit is to be exceeded. Similar efforts have been taken and similar results achieved with our natural gas fired combustion turbine sites as well.

Regional Haze (Impacts to the Wyodak Power Plant). The EPA Regional Haze rule was promulgated to improve visibility in our National Parks and Wilderness Areas. The State of Wyoming proposed controls in its Regional Haze State Implementation Plan (SIP) which allowed PacifiCorp to install low-NOx burners in the Wyodak Plant, of which we own 20%. The EPA did not agree with the State of Wyoming’s determination and overruled it in a Federal Implementation Plan (FIP). The State of Wyoming and other interested parties are challenging the EPA’s determination. If the challenge is unsuccessful, additional capital investment would be necessary to bring the Wyodak Plant into compliance. Our 20% share of this capital investment for the facility would be approximately $40 million if PacifiCorp is required to install a Selective Catalytic Reactor for NOx control. At the present time, a court date is being scheduled to hear arguments.

Affordable Clean Energy Rule. The EPA was directed to repeal, revise, and replace the Clean Power Plan rule. On August 31, 2018, the EPA published the proposed Affordable Clean Energy rule. The rule focuses on heat rate improvements on coal-fired boiler units and poses significantly less risk that the Clean Power Plan. The 60-day comment period has ended and the EPA is reviewing comments prior to issuing a final rule.

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

New Accounting Pronouncements

See Note 1 of our Notes to Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in 2018 or pending adoption.

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

To some degree, we are permitted to recover certain costs (such as increased fuel, purchased power and transmission costs, as applicable) without having to file a rate review. To the extent we are able to pass through such costs to customers and a state public utility commission subsequently determines that such costs should not have been paid by customers, we may be required to refund such costs to customers. Any such costs not recovered through rates, or any such refund, could adversely affect our results of operations, financial position or cash flows.

Our financial performance depends on the successful operation of our facilities. If the risks involved in our operations are not appropriately managed or mitigated, our operations may not be successful and this could adversely affect our results of operations.

Operating electric generating facilities and electric transmission and distribution systems involves risks, including:

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

•	Operational limitations imposed by environmental and other regulatory requirements;

•	Breakdown or failure of equipment or processes, including those operated by PacifiCorp at the Wyodak plant;

•	Labor relations.

•	Our ability to transition and replace our retirement-eligible employees;

•	Inability to recruit and retain skilled technical labor; and

•
Disruption in the functioning of our information technology and network infrastructure which are vulnerable to disability, failures and unauthorized access. If our information technology systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions.

Changes in the interpretation of the TCJA could adversely affect us.

On December 22, 2017, the TCJA was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes a decrease in the U.S. federal corporate tax rate from 35% to 21%, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and modifies or repeals many business deductions and credits. The new tax law contains several provisions that impacted our 2017 and 2018 financial results and will impact the Company into the future.

If there are future changes and amendments to the TCJA, if we are unable to obtain reasonable outcomes with our utility regulators in passing future benefits of the TCJA back to customers, or if our interpretations on the provisions of depreciation or interest deductibility in the TCJA change, our results of operations, financial position or cash flows could be materially impacted.

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

Our revenues, results of operations and financial condition are impacted by demand in our service territories. Customer growth and usage may be impacted by a number of factors, including the voluntary reduction of consumption of electricity and natural gas by our customers in response to increases in prices and demand-side management programs, economic conditions impacting decreases in customers’ disposable income and the use of distributed generation resources or other emerging technologies. Continued technological improvements may make customer and third-party distributed generation and energy storage systems, including fuel cells, micro-turbines, wind turbines, solar cells and batteries, more cost effective and feasible for our customers. If more customers utilize their own generation, demand for energy from us would decline. Such developments could affect the price of energy and delivery of energy, require further improvements to our distribution systems to address changing load demands and could make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives.  Each of these factors could materially affect our results of operations, financial position or cash flows.

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

A future recession may lead to an increase in late payments from retail, commercial and industrial utility customers. If late payments and uncollectible accounts increase, earnings and cash flows from our continuing operations may be reduced.

Our credit ratings could be lowered below investment grade in the future. If this were to occur, it could impact our access to capital, cost of capital and other operating costs.

Our credit rating on our First Mortgage Bonds is A1 by Moody’s, A by S&P and A by Fitch. Reduction of our credit ratings could impair our ability to refinance or repay our existing debt and to complete new financings on reasonable terms, or at all. A credit rating downgrade could also result in counterparties requiring us to post additional collateral under existing or new contracts or trades.

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

Our utility business is a seasonal business and weather patterns can have a material impact on our operating performance. Demand for electricity is typically greater in the summer and winter months associated with cooling and heating. Accordingly, our utility operations have historically generated lower revenues and income when weather conditions are cooler than normal in the summer and warmer than normal in the winter. Unusually mild summers and winters therefore could have an adverse effect on our results of operations, financial condition or cash flows.

Our business is located in areas that could be subject to seasonal natural disasters such as severe snow and ice storms, flooding and wildfires. These factors could result in interruption of our business, damage to our property such as power lines and substations, and repair and clean-up costs associated with these events. We may not be able to recover the costs incurred in restoring transmission and distribution property following these natural disasters through a change in our regulated rates thereby resulting in a negative impact on our results of operations, financial condition or cash flows.

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

We may not be successful in recovering capital and operating costs incurred to comply with new environmental regulations through existing regulatory rate structures and contracts with customers. More stringent environmental laws or regulations could result in additional costs of operation for existing facilities or impede the development of new facilities. Although it is not expected that the costs to comply with current environmental regulations will have a material adverse effect on our financial position, results of operations or cash flows, future environmental compliance costs could have a significant negative impact.

Our ability to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. Our insurance coverage may not provide protection against all significant losses.

Our ability to obtain insurance, as well as the cost of such insurance, could be impacted by developments affecting insurance businesses, international, national, state or local events, as well as the financial condition of insurers. Insurance coverage may not continue to be available at all, or at rates or on terms similar to those presently available to us. A loss for which we are not fully insured could materially and adversely affect our financial results. Our insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject, including but not limited to environmental hazards, fire-related liability from natural events or inadequate facility maintenance, distribution property losses and cyber-security risks.

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

Developments in federal and state laws concerning GHG regulations and air emissions relating to climate may adversely impact operations, financial results and materially increase our generation and production costs, which could render some of our generating units uneconomical to operate and maintain.

To the extent climate change occurs, our business could be adversely impacted, although we believe is likely that any such resulting impacts would occur very gradually over a very long period of time and thus would be difficult to quantify with any degree of specificity. Cooler temperatures in our electric service territories could adversely affect financial results through lower MWh sold and associated lower revenues.

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

Due to uncertainty as to the final outcome of federal climate regulation, legal challenges, state clean power plan developments or regulatory changes under the Clean Air Act, we cannot definitively estimate the effect of GHG legislation or regulation on our results of operations, cash flows or financial position.

New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, the closure or reduction of load of coal-fired power generation facilities and potential increased load of our combined cycle natural gas-fired generation units. To the extent our regulated fossil-fuel generating plants are included in rate base we will attempt to recover costs associated with complying with emission standards or other requirements. Any unrecovered costs could have a material impact on our results of operations and financial condition. In addition, future changes in environmental regulations governing air emissions could render some of our power generating units more expensive or uneconomical to operate and maintain.

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

We use and operate sophisticated information technology systems and network infrastructure. In addition, in the ordinary course of business, we collect and retain sensitive information including personal information about our customers and employees. Cyber attacks targeting our electronic control systems used at our generating facilities and for electric distribution systems, could result in a full or partial disruption of our electric operations. Cyber attacks targeting other key information technology systems, including our third-party vendors’ systems, could further add to a full or partial disruption of our operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data as a result of a cyber attack could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

We have instituted security measures and safeguards to protect our operational systems and information technology assets, including certain safeguards required by FERC. The security measures and safeguards we have implemented may not always be effective due to the evolving nature and sophistication of cyber attacks. Despite our implementation of security measures and safeguards, all of our information technology systems are vulnerable to disability, failures or unauthorized access, including cyber attacks. If our information technology systems or our third-party vendors’ systems were to fail or be breached by a cyber attack or a computer virus and be unable to recover in a timely way, we would be unable to fulfill critical business functions and sensitive, confidential and other data could be compromised which could have a material adverse effect not only on our financial results, but on our public reputation as well.

Market performance or changes in other assumptions could require us to make significant unplanned contributions to our pension plan and other postretirement benefit plans. Increasing costs associated with our defined benefit retirement plans may adversely affect our results of operations, financial position or liquidity.

As discussed in Note 8 to the Financial Statements in this Annual Report on Form 10-K, we have a defined benefit pension plan (the pension plan is closed to new employees and frozen for certain employees who did not meet age and service based criteria), defined post-retirement healthcare plan and a non-qualified retirement plan that cover certain eligible employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements and the expense recognized related to these plans. These estimates and assumptions may change based on actual return on plan assets, changes in interest rates and any changes in governmental regulations.

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

Significant Events

2018 Overview

On December 17, 2018, South Dakota Electric and Wyoming Electric filed for approval with the SDPUC and WPSC new, voluntary renewable energy tariffs to serve customer requests for renewable energy resources. In addition, South Dakota Electric and Wyoming Electric filed a joint application with the WPSC for a CPCN to construct a $57 million, 40 MW wind generation project near Cheyenne, Wyoming.

On December 12, 2018, Moody’s affirmed South Dakota Electric’s credit rating at A1.

On November 20, 2018, we placed in service a 33-mile segment of a $70 million, 175-mile, 230-kilovolt transmission line from Rapid City, South Dakota, to Stegall, Nebraska. The first 48-mile segment was placed in service on July 25, 2018. The remaining 94-mile segment is expected to be in service by the end of 2019.

On September 4, 2018, the SDPUC approved a settlement agreement for South Dakota Electric allowing the Company to pass on the benefits of a lower corporate federal income tax rate to our South Dakota retail customers. The aggregate 2018 benefit of approximately $7.6 million was delivered to customers in October 2018.

On August 16, 2018, we entered into a PPA with Platte River Power Authority (PRPA) to purchase up to 12 MW of wind energy through PRPA’s agreement with Silver Sage. This agreement will expire September 30, 2029.

On August 9, 2018, S&P upgraded South Dakota Electric’s credit rating to A.

On July 19, 2018, Fitch affirmed South Dakota Electric’s credit rating at A.

2017 Overview
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

For the years ended December 31,	2018	Variance	2017	Variance	2016
	(in thousands)
Revenue	$298,080	$9,647	$288,433	$20,801	$267,632
Fuel and purchased power	92,886	5,248	87,638	12,612	75,026
Gross margin (a)	205,194	4,399	200,795	8,189	192,606

Operating expenses	126,859	9,890	116,969	9,943	107,026
Operating income	78,335	(5,491)	$83,826	(1,754)	85,580

Interest expense, net	(21,348)	(968)	(20,380)	(188)	(20,192)
Other income (expense), net	(670)	(2,650)	1,980	(298)	2,278
Income tax expense	(10,672)	3,456	(14,128)	8,400	(22,528)
Net income	$45,645	$(5,653)	$51,298	$6,160	$45,138

(a)	Non-GAAP measure

2018 Compared to 2017

Gross margin increased primarily due to $9.8 million of Horizon Point shared facility revenue, higher power marketing and wholesale revenue of $3.0 million, higher rider revenues of $2.3 million primarily related to transmission investment recovery, and a $1.7 million increase in residential margins primarily from higher usage per customer. These increases were partially offset by a $10.3 million reserve to revenue to reflect the reduction of the lower federal income tax rate from the TCJA on our existing rate tariffs and lower commercial and industrial demand volume of $2.1 million.

Operations and maintenance increased due to higher depreciation and property taxes of $4.4 million from higher asset base driven by the prior year additions of Horizon Point and the Teckla-Lange transmission line. Vegetation management expenses increased by $3.4 million compared to the prior year, and higher employee and facility costs comprise the remainder of the increase compared to the the prior year.

Interest expense, net increased due to higher prior year AFUDC associated with higher prior year capital spend.

Other income, net decreased due to the presentation change of non-service pension costs to Other income (expense), net in the current year, previously reported in Operations and maintenance, and higher prior year AFUDC associated with higher prior year capital spend.

Income tax expense: The effective tax rate decreased from the prior year due to the reduction in the federal corporate income tax rate from 35 percent to 21 percent from the enactment of the TCJA on December 22, 2017. Additionally, in 2018, we recorded $0.9 million of income tax expense associated with changes in the prior estimated impact of tax reform on deferred income taxes compared to a net tax benefit of $6.0 million in 2017 as a result of the revaluation of deferred tax balances due to the decrease in the statutory Federal income tax rate as a result of the TCJA.

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

Operations and maintenance increased primarily due to $4.0 million in higher vegetation management expenses, $3.2 million in increased maintenance costs from higher outages, higher employee costs as a result of prior year integration activities, transition expenses charged to BHC related to its 2016 acquisition of SourceGas and increased amortization expenses as a result of the SDPUC settlement.

Interest expense, net and other income, net were comparable to the same period in the prior year.

Income tax expense: The effective tax rate decreased in 2017 due to a tax benefit of $6.0 million resulting from re-measurement of net deferred tax liabilities in accordance with the ASC 740 and the enactment of the TCJA on December 22, 2017. This benefit was primarily related to the repricing of net operating losses and other tax basis items not included in the ratemaking construct.

The following tables provide certain electric utility operating statistics for the years ended December 31:

Electric Revenue by Customer Type (in thousands)
	2018	Percentage Change	2017	Percentage Change	2016
Residential	$75,319	4%	$72,764	1%	$72,084
Commercial	95,509	(1)%	96,531	(1)%	97,579
Industrial	32,748	(2)%	33,464	—%	33,409
Municipal	3,571	(4)%	3,707	—%	3,705
Total retail revenue	207,147	—%	206,466	—%	206,777
Wholesale (a)	33,687	11%	30,435	79%	17,037
Market - off-system sales (b)	17,692	24%	14,271	(8)%	15,431
Total electric sales	258,526	3%	251,172	5%	239,245
Other revenue (c)	39,554	6%	37,261	31%	28,387
Total revenue	$298,080	3%	$288,433	8%	$267,632
_________________________

(a)	Increases in 2018 and 2017 were primarily driven by higher volumes sold on long-term wholesale contracts.

(b)	Increase in 2018 was due to higher trading volume opportunities.

(c)	Increase in 2017 is primarily due to higher transmission revenues.

Megawatt Hours Sold by Customer Type
	2018	Percentage Change	2017	Percentage Change	2016
Residential	546,825	4%	526,730	1%	520,798
Commercial	751,479	(2)%	769,463	(2)%	783,319
Industrial	407,683	(5)%	430,300	—%	429,912
Municipal	31,636	(5)%	33,272	(1)%	33,591
Total retail quantity sold	1,737,623	(1)%	1,759,765	—%	1,767,620
Wholesale (a)	900,854	25%	722,659	193%	246,630
Market - off-system sales(b)	518,725	2%	509,963	(15)%	597,695
Total quantity sold	3,157,202	6%	2,992,387	15%	2,611,945
Losses and company use (c)	203,194	4%	195,005	26%	155,370
Total energy	3,360,396	5%	3,187,392	15%	2,767,315
_________________________

(a)	Increases in 2018 and 2017 were primarily driven by higher volumes sold on long-term wholesale contracts.

(b)	Decrease in 2017 was primarily driven by commodity prices that impacted power marketing sales.

(c)	Includes company uses, line losses, and excess exchange production.

We own approximately 445 MW of electric utility generating capacity and purchase an additional 50 MW under a long-term agreement expiring in 2023.

Regulated Power Plant Fleet Availability
	2018	2017	2016
Coal-fired plants (a)	92.7%	86.0%	86.5%
Other plants	96.8%	96.4%	98.0%
Total availability	94.9%	91.6%	93.0%
_________________________

(a)	Both 2017 and 2016 included outages. 2017 included planned outages at Neil Simpson II, Wyodak and Wygen II, and 2016 included a planned outage at Wygen III and an extended planned outage at Wyodak.

Megawatt Hours Generated and Purchased
	2018	Percentage Change	2017	Percentage Change	2016

Coal-fired	1,598,957	8%	1,485,254	1%	1,467,403
Natural Gas and Oil (a) (b)	135,265	40%	96,661	(18)%	118,467
Total generated (a) (b)	1,734,222	10%	1,581,915	—%	1,585,870

Total purchased (c)	1,626,174	1%	1,605,477	36%	1,181,445
Total generated and purchased (c)	3,360,396	5%	3,187,392	15%	2,767,315
_________________________

(a)	Decrease in 2017 is driven by the ability to purchase excess generation in the open market at a lower cost than to generate.

(b)	Increase in 2018 is primarily due to low natural gas prices and the ability to generate at a lower cost than to purchase excess generation on the open market.

(c)	Increase in 2017 and 2018 is driven by increased volumes on long-term wholesale contracts.

Heating and Cooling Degree Days
	2018	2017	2016
Actual
Heating degree days	7,749	6,870	6,402
Cooling degree days	488	709	646

Variance from 30-year average (a)
Heating degree days	8%	(4)%	(10)%
Cooling degree days	(23)%	11%	(4)%
______________

(a)	30-year average is from NOAA Climate Normals

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our credit rating from each agency’s review which were in effect at December 31, 2018:

Rating Agency	Rating
S&P	A
Moody’s	A1
Fitch	A

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

The Company has revalued the deferred income taxes at the 21% federal tax rate as of December 31, 2017 and as a result, deferred tax assets and liabilities were reduced by approximately $103 million. Of the $103 million, approximately $97 million was reclassified to a regulatory liability. As of December 31, 2018, the Company has a regulatory liability associated with TCJA related items of $100 million, completing the revaluation of deferred taxes pursuant to the TCJA. A significant portion of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets. As of December 31, 2018, the Company has amortized $0.9 million of regulatory liability. The portion that was eligible for amortization under the average rate assumption method in 2018, but is awaiting resolution of the treatment of these amounts in future regulatory proceedings, has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings.

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

See Note 6 of the Notes to Financial Statements in this Annual Report on Form 10-K for additional information.

Pension and Other Postretirement Benefits

As described in Note 8 of the Financial Statements in this Annual Report on Form 10-K, we have a defined benefit pension plan, a post-retirement healthcare plan and non-qualified retirement plans. A Master Trust was established for the investment of assets of the defined benefit pension plan.

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

The pension benefit cost for 2019 for our non-contributory funded pension plan is expected to be $0.6 million compared to $1.3 million in 2018. The decrease in pension benefit cost is driven primarily by an increase in the discount rate.

The effect of hypothetical changes to selected assumptions on the pension and other postretirement benefit plans would be as follows in thousands of dollars:

December 31,
Assumptions	Percentage Change	2018 Increase/(Decrease) PBO/APBO (a)	2019 Increase/(Decrease) Expense - Pretax

Pension
Discount rate (b)	+/- 0.5	(3,413)/3,744	(1,078)/733
Expected return on assets	+/- 0.5	N/A	(284)/284

OPEB
Discount rate (b)	+/- 0.5	(210)/228	7/(8)
Expected return on assets	+/- 0.5	N/A	N/A
__________________________

(a)	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.

(b)	Impact on service cost, interest cost and amortization of gains or losses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Black Hills Power

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Black Hills Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Hills Power, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2018, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota

February 20, 2019

We have served as the Company’s auditor since 2002.

BLACK HILLS POWER, INC.
STATEMENTS OF INCOME

Years ended December 31,	2018	2017	2016
	(in thousands)

Revenue	$298,080	$288,433	$267,632

Operating expenses:
Fuel and purchased power	92,886	87,638	75,026
Operations and maintenance	79,523	74,064	66,384
Depreciation and amortization	39,649	35,862	34,030
Taxes - property	7,687	7,043	6,612
Total operating expenses	219,745	204,607	182,052

Operating income	78,335	83,826	85,580

Other income (expense):
Interest expense	(22,545)	(22,421)	(22,908)
AFUDC - borrowed	521	1,137	1,140
Interest income	676	904	1,576
AFUDC - equity	221	2,165	2,165
Other income (expense), net	(891)	(185)	113
Total other income (expense)	(22,018)	(18,400)	(17,914)

Income before income taxes	56,317	65,426	67,666
Income tax expense	(10,672)	(14,128)	(22,528)

Net income	$45,645	$51,298	$45,138

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31,	2018	2017	2016
	(in thousands)

Net income	$45,645	$51,298	$45,138

Other comprehensive income (loss):
Benefit plan liability adjustments - net gain (loss) (net of tax of $(62), $50, and $27 respectively)	235	(94)	(50)
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(22), $(30), and $(29), respectively)	81	56	53
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(13), $(22), and $(22), respectively)	51	42	42
Other comprehensive income	367	4	45

Comprehensive income	$46,012	$51,302	$45,183

See Note 7 for additional disclosure related to comprehensive income.

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS

As of December 31,	2018	2017
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$112	$16
Accounts receivable, net	28,431	29,050
Accounts receivable from affiliates	8,119	5,664
Materials, supplies and fuel	24,853	23,443
Regulatory assets, current	19,052	18,993
Other current assets	4,538	4,724
Total current assets	85,105	81,890

Investments	4,889	4,926

Property, plant and equipment	1,381,045	1,311,819
Less: accumulated depreciation and amortization	(376,160)	(358,946)
Total property, plant and equipment, net	1,004,885	952,873

Other assets:
Regulatory assets, non-current	56,680	59,710
Other assets, non-current	9,729	3,747
Total other assets, non-current	66,409	63,457
TOTAL ASSETS	$1,161,288	$1,103,146

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS
(Continued)

As of December 31,	2018	2017
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$25,122	$14,766
Accounts payable to affiliates	25,804	25,653
Accrued liabilities	34,193	38,205
Money pool notes payable	38,690	13,397
Regulatory liabilities, current	2,574	842
Total current liabilities	126,383	92,863

Long-term debt	340,035	339,895

Deferred credits and other liabilities:
Deferred income tax liabilities, net	114,009	110,618
Regulatory liabilities, non-current	160,642	148,013
Benefit plan liabilities	14,606	16,285
Other, non-current liabilities	1,368	1,240
Total deferred credits and other liabilities	290,625	276,156

Commitments and contingencies (Notes 4, 8, 9 and 11)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	342,145	332,499
Accumulated other comprehensive loss	(891)	(1,258)
Total stockholder’s equity	404,245	394,232
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,161,288	$1,103,146

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF CASH FLOWS

Years ended December 31,	2018	2017	2016
	(in thousands)
Operating activities:
Net income	$45,645	$51,298	$45,138
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	39,649	35,862	34,030
Deferred income taxes	5,218	1,004	20,690
Employee benefits	1,518	817	1,770
AFUDC - equity	(221)	(2,165)	(2,165)
Other adjustments	2,776	2,429	391
Change in operating assets and liabilities -
Accounts receivable and other current assets	(3,576)	3,287	(3,963)
Accounts payable and other current liabilities	(5,648)	(7,254)	6,175
Regulatory assets	27	978	(4,023)
Regulatory liabilities	2,561	—	—
Contributions to defined benefit pension plan	(1,795)	(4,000)	(820)
Other operating activities	(1,407)	(1,853)	(8,339)
Net cash provided by operating activities	84,747	80,403	88,884

Investing activities:
Property, plant and equipment additions	(73,456)	(79,566)	(84,750)
Change in money pool notes receivable, net	—	—	(4,095)
Other investing activities	(488)	(861)	(102)
Net cash (used in) investing activities	(73,944)	(80,427)	(88,947)

Financing activities:
Change in money pool notes payable, net	(10,707)	(194)	—
Net cash provided by (used in) financing activities	(10,707)	(194)	—

Net change in cash	96	(218)	(63)

Cash beginning of year	16	234	297
Cash end of year	$112	$16	$234

See Note 10 for Supplemental Cash Flows information.

The accompanying notes to financial statements are an integral part of these financial statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

	2018	2017	2016
	(in thousands)
Common stock shares:
Balance beginning of year	23,416	23,416	23,416
Issuance of common stock	—	—	—
Balance end of year	23,416	23,416	23,416

Common stock amounts:
Balance beginning of year	$23,416	$23,416	$23,416
Issuance of common stock	—	—	—
Balance end of year	$23,416	$23,416	$23,416

Additional paid-in capital:
Balance beginning of year	$39,575	$39,575	$39,575
Issuance of common stock	—	—	—
Balance end of year	$39,575	$39,575	$39,575

Retained earnings:
Balance beginning of year	$332,499	$322,933	$330,295
Net income	45,645	51,298	45,138
Non-cash dividend to Parent company	(36,000)	(42,000)	(52,500)
Other adjustments	1	268	—
Balance end of year	$342,145	$332,499	$322,933

Accumulated other comprehensive loss:
Balance beginning of year	$(1,258)	$(1,262)	$(1,307)
Other comprehensive (loss) income, net of tax	367	4	45
Balance end of year	$(891)	$(1,258)	$(1,262)

Total stockholder’s equity	$404,245	$394,232	$384,662

The accompanying notes to financial statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

(1)    BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc., doing business as South Dakota Electric (the “Company”, “we”, “us” or “our”) is a regulated electric utility serving customers in South Dakota, Wyoming and Montana. We are a wholly-owned subsidiary of BHC or the Parent, a public registrant listed on the New York Stock Exchange.

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

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, we have no cash equivalents.

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

We had the following regulatory assets and liabilities as of December 31 (in thousands):

	2018	2017
Regulatory assets
Loss on reacquired debt (a)	$1,259	$1,534
Deferred taxes on AFUDC (b)	5,020	5,095
Employee benefit plans and related deferred taxes (c)	19,868	19,465
Deferred energy and fuel cost adjustments(a)	20,334	19,602
Deferred taxes on flow through accounting (c)	8,749	7,579
Decommissioning costs (b)	8,196	10,252
Vegetation management (a)	10,366	12,669
Other regulatory assets (a)	1,940	2,507
	$75,732	$78,703
Less current regulatory assets	(19,052)	(18,993)
Regulatory assets, non-current	$56,680	$59,710

Regulatory liabilities
Cost of removal for utility plant (a)	$52,366	$44,056
Employee benefit plans and related deferred taxes (c)	7,518	6,808
Excess deferred income taxes (c)	100,276	97,101
TCJA revenue reserve	2,523	—
Other regulatory liabilities (c)	533	890
	$163,216	$148,855
Less current regulatory liabilities	(2,574)	(842)
Regulatory liabilities, non-current	$160,642	$148,013
____________________
(a)    We are allowed a recovery of costs but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

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

Employee Benefit Plans - Employee benefit plans include the unrecognized prior service costs and net actuarial loss associated with our defined benefit pension plan and other post-retirement benefit plans in regulatory assets rather than in accumulated other comprehensive income. In addition, this regulatory asset includes the income tax effect of the adjustment required under accounting for compensation-defined benefit plans to record the full pension and post-retirement benefit obligations. Such amounts have been grossed-up to reflect the revenue requirement associated with a rate regulated environment.

Deferred Energy and Fuel Cost Adjustments - Deferred energy and fuel cost adjustments represent the cost of electricity delivered to our customers that is either higher or lower than the current rates and will be recovered or refunded in future rates. Deferred energy and fuel cost adjustments are recorded and recovered or amortized as approved by the appropriate state commission. We file periodic quarterly, semi-annual and/or annual filings to recover these costs based on the respective cost mechanisms approved by the applicable state utility commissions.

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

Employee Benefit Plans - Employee benefit plans represent the cumulative excess of pension and other postretirement benefit costs recovered in rates over pension expense recorded in accordance with accounting standards for compensation-retirement benefits. In addition, this regulatory liability includes the income tax effect of the adjustment required under accounting for compensation-defined benefit plans, to record the full pension and post-retirement benefit obligations. Such income tax effect has been grossed-up to account for the revenue requirement associated with a rate regulated environment.

Excess Deferred Income Taxes - The revaluation of our deferred tax assets and liabilities due to the passage of the TCJA is recorded as an excess deferred income tax to be refunded to customers primarily using the normalization principles as prescribed in the TCJA. See additional details below.

TCJA Revenue Reserve - Revenue subject to refund at December 31, 2018, represents revenue reserved as a result of the TCJA. See below “TCJA Revenue Reserve” under Revenue recognition for further disclosure.

Excess Deferred Income Taxes

As of December 31, 2018 and 2017, we have a regulatory liability associated with TCJA related items of approximately $100 million and $97 million, respectively. The majority of this regulatory liability relates to excess deferred taxes resulting from the remeasurement of deferred tax assets and liabilities in 2017.  A significant portion of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets.  As of December 31, 2018, the Company has amortized $0.9 million of this regulatory liability. The portion that was eligible for amortization under the average rate assumption method in 2018, but is awaiting resolution of the treatment of these amounts in future regulatory proceedings, has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings. See Note 6 for more information.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists of sales to residential, commercial, industrial, municipal and other customers all of which do not bear interest. These accounts receivable are stated at billed and unbilled amounts, net of write-offs or payment received.

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

Following is a summary of accounts receivable as of December 31 (in thousands):

	2018	2017
Accounts receivable, trade	$16,236	$15,994
Unbilled revenue	12,333	13,280
Less Allowance for doubtful accounts	(138)	(224)
Accounts receivable, net	$28,431	$29,050

Changes to allowance for doubtful accounts for the years ended December 31, were as follows (in thousands):

	Balance at beginning of year	Additions charged to costs and expenses	Deductions charged to costs and expenses	Balance at end of year
2018	$224	$911	$(997)	$138
2017	$157	$882	$(815)	$224
2016	$207	$644	$(694)	$157

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

•
Power sales agreements - We have long-term wholesale power sales agreements with other load serving entities, including affiliates, for the sale of excess power from owned generating units. These agreements include a combination of “take or pay” arrangements, where the customer is obligated to pay for the energy regardless of whether it actually takes delivery, as well as “requirements only” arrangements, where the customer is only obligated to pay for the energy the customer needs. In addition to these long-term contracts, the Company also sells excess energy to other load-serving entities on a short-term basis. The pricing for all of these arrangements is included in the executed contracts or confirmations, reflecting the standalone selling price, and is variable based on energy delivered.

The following table depicts the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition. Sales tax and other similar taxes are excluded from revenues.

Year ended December 31, 2018
(in thousands)
Customer types:
Retail	$197,184
Wholesale	33,687
Market - off-system sales	17,691
Transmission/Other	49,015
Revenue from contracts with customers	297,577
Other revenues	503
Total revenues	$298,080

Timing of revenue recognition:
Services transferred over time	$297,577
Revenue from contracts with customers	$297,577

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

Revenue Not in Scope of ASC 606

Other revenues included in the table above include revenue accounted for under separate accounting guidance, including alternative revenue programs revenue under ASC 980.

Significant Judgments and Estimates
TCJA revenue reserve

The TCJA or “tax reform”, signed into law on December 22, 2017, reduced the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. We have been collaborating with our regulators in the states in which we provide utility service to deliver to customers the benefits of a lower corporate federal income tax rate beginning in 2018 with the passage of the TCJA. We estimated and recorded a revenue reserve of approximately $10 million during the year ended December 31, 2018.

On September 4, 2018, the SDPUC approved a settlement agreement for South Dakota Electric allowing the Company to pass on the benefits of a lower corporate federal income tax rate to our South Dakota retail customers. As of December 31, 2018, approximately $7.6 million has been delivered to customers and approximately $2.5 million remains in reserve.

Unbilled Revenue

To the extent that deliveries have occurred but a bill has not been issued, the Company accrues an estimate of the revenue since the latest billing. This estimate is calculated based on several factors including billings through the last billing cycle in a month and prices in effect in our jurisdictions. Each month the estimated unbilled revenue amounts are trued-up and recorded in Accounts receivable, net on the accompanying Balance Sheets.

Contract Balances

The nature of our primary revenue contracts provides an unconditional right to consideration upon service delivery; therefore, no customer contract assets or liabilities exist. The unconditional right to consideration is represented by the balance in our Accounts Receivable and is further discussed above. We do not typically incur costs that would be capitalized, to obtain or fulfill a contract.

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

Depreciation provisions for regulated electric property, plant and equipment are computed on a straight-line basis using an annual composite rate of 2.3% in 2018, 2.1% in 2017 and 2.2% in 2016.

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Balance Sheets as of December 31 (in thousands):

	2018	2017
Accrued employee compensation, benefits and withholdings	$4,206	$4,305
Accrued property taxes	6,332	5,930
Accrued income taxes	12,536	17,472
Customer deposits and prepayments	5,204	4,863
Accrued interest	4,627	4,708
Other (none of which is individually significant)	1,288	927
Total accrued liabilities	$34,193	$38,205

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

From time to time we utilize risk management contracts including interest rate swaps to fix the interest on variable rate debt, or to lock in the Treasury yield component associated with anticipated issuance of senior notes.  For swaps that settled in connection with the issuance of senior debt, the effective portion is deferred as a component in AOCI and recognized as interest expense over the life of the senior note. As of December 31, 2018, we have no outstanding interest rate swap agreements.

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

Fair Value Measurements

We use the following fair value hierarchy for determining inputs for our financial instruments. Our financial instruments’ assets and liabilities for financial instruments are classified and disclosed in one of the following fair value categories:

Level 1 — Unadjusted quoted prices available in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities. Level 1 instruments primarily consist of highly liquid and actively traded financial instruments with quoted pricing information on an ongoing basis.

Level 2 — Pricing inputs include quoted prices for identical or similar assets and liabilities in active markets other than quoted prices in Level 1, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Pricing inputs are generally less observable from objective sources. These inputs reflect management’s best estimate of fair value using its own assumptions a market participant would use in pricing the asset or liability.

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

Transfers into Level 3, if any, occur when significant inputs used to value the derivative instruments become less observable such as a significant decrease in the frequency and volume in which the instrument is traded, negatively impacting the availability of observable pricing inputs. Transfers out of Level 3, if any, occur when the significant inputs become more observable such as the time between the valuation date and the delivery date of a transaction becomes shorter, positively impacting the availability of observable pricing inputs. We currently do not have any Level 3 investments.

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

Recently Issued Accounting Standards

Leases, ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases, whereas today only financing-type lease liabilities (capital leases) are recognized on the balance sheet. In addition, the definition of a lease has been revised in regards to when an arrangement conveys the right to control the use of the identified asset under the arrangement which may result in changes to the classification of an arrangement as a lease. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU expands the disclosure requirements of lease arrangements. Under the original guidance, lessees and lessors will use a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In January 2018, the FASB issued amendments to the new lease standard, ASU No. 2018-01, allowing an entity to elect not to assess whether certain land easements are, or contain, leases when transitioning to the new lease standard. The FASB also issued additional amendments to the new lease standard in July 2018, ASU No. 2018-11, allowing companies to adopt the new standard with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported.

We adopted this standard on January 1, 2019. For existing or expired land easements that were not previously accounted for as a lease, we elected the practical expedient which provides for no assessment of these easements. Further, we adopted the new standard with a cumulative effect adjustment with prior year comparative financial information remaining as previously reported when transitioning to the new standard. The standard also provides a transition practical expedient, commonly referred to as the “package of three”, that must be taken together and allows entities to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. We elected the “package of three” practical expedient. We have implemented a new lease accounting system and adjusted related procedures and controls accordingly. We will record an operating lease right of use asset and an off-setting operating lease obligation liability as of January 1, 2019 for approximately $14 million, respectively, primarily driven by the intercompany ground lease with WRDC for Wygen III. Adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Recently Adopted Accounting Standards

Revenue from Contracts with Customers, ASU 2014-09

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as ASC 606). Under this standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We applied the five-step method outlined in the ASU to all in-scope revenue streams and elected the modified retrospective implementation method. Implementation of the standard did not have a material impact on our financial position, results of operations or cash flows. Implementation of the standard did not have a significant impact on the measurement or recognition of revenue; therefore, no cumulative adoption adjustment to the opening balance of Retained earnings at the date of initial application was necessary. The additional disclosures required by the ASU are included in Note 1.

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost, ASU 2017-07

Effective January 1, 2018, we adopted ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs, and requires the other components of net periodic pension and post-retirement benefit costs to be separately presented in the income statement outside of income from operations. Additionally, only the service cost component may be eligible for capitalization, when applicable. However, all cost components remain eligible for capitalization under FERC regulations. The capitalization of only the service cost component of net periodic pension and post-retirement benefit costs in assets was applied on a prospective basis for the year ended December 31, 2018. Retrospective impact was not material and therefore not adjusted. For our rate-regulated entities, we capitalize the other components of net periodic benefit costs into regulatory assets or regulatory liabilities and maintain a FERC-to-GAAP reporting difference for these capitalized costs. The presentation changes required for net periodic pension and post-retirement costs resulted in offsetting changes to Operating income and Other income. Implementation of the standard did not have a material impact on our financial position, results of operations or cash flows.

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

(2)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (dollars in thousands):

		2018		2017
		Weighted		Weighted
		Average		Average
	2018	Useful Life (in years)	2017	Useful Life (in years)
Electric plant:
Production	$588,565	46	$587,323	46
Transmission	208,610	48	186,045	49
Distribution	394,475	45	375,214	46
Plant acquisition adjustment (a)	4,870	32	4,870	32
General	154,621	28	153,535	32
Total plant-in-service	1,351,141		1,306,987
Construction work in progress	29,904		4,832
Total electric plant	1,381,045		1,311,819
Less accumulated depreciation and amortization	(376,160)		(358,946)
Electric plant net of accumulated depreciation and amortization	$1,004,885		$952,873
__________________

(a)	The plant acquisition adjustment is included in rate base and is being recovered with 12 years remaining.

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

•
We own a 35% interest in, and are the operator of, the Converter Station Site and South Rapid City Interconnection (the transmission tie), an AC-DC-AC transmission tie. Basin Electric owns the remaining ownership percentage. The transmission tie provides an interconnection between the Western and Eastern transmission grids, which provides us with access to both the WECC region and the SPP region. The total transfer capacity of the transmission tie is 400 MW, including 200 MW West to East and 200 MW from East to West. We are committed to pay our proportionate share of the additions, replacements and operating and maintenance expenses.

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

As of December 31, 2018, our interests in jointly-owned generating facilities and transmission systems were (in thousands):

Interest in jointly-owned facilities	Plant in Service	Construction Work in Progress	Accumulated Depreciation
Wyodak Plant	$115,198	$384	$61,730
Transmission Tie	$20,855	$1,860	$6,667
Wygen III	$140,072	$645	$22,647
Cheyenne Prairie	$92,053	$69	$11,460

(4)    LONG-TERM DEBT

Long-term debt outstanding at December 31 was as follows (in thousands):

		Interest Rate at	Balance Outstanding
	Due Date	December 31, 2018	December 31, 2018	December 31, 2017
First Mortgage Bonds due 2032	August 15, 2032	7.23%	75,000	75,000
First Mortgage Bonds due 2039	November 1, 2039	6.13%	180,000	180,000
First Mortgage Bonds due 2044	October 20, 2044	4.43%	85,000	85,000
Less unamortized debt discount			(86)	(90)
Series 94A Debt (a)	June 1, 2024	1.93%	2,855	2,855
Less unamortized deferred financing costs			(2,734)	(2,870)
Long-term Debt			340,035	339,895
___________________

(a)	Variable interest rate at December 31, 2018.

Net deferred financing costs of approximately $2.7 million and $2.9 million were recorded on the accompanying Balance Sheets in long-term debt at December 31, 2018 and 2017, respectively, and are being amortized over the term of the debt. Amortization of deferred financing costs of approximately $0.1 million for each of the years ended December 31, 2018, 2017 and 2016 are included in Interest expense on the accompanying Statements of Income.

Substantially all of our property is subject to the lien of the indenture securing our first mortgage bonds. First mortgage bonds may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures. We were in compliance with our debt covenants at December 31, 2018.

Long-term Debt Maturities

Scheduled maturities of our outstanding long-term debt (excluding unamortized discounts and unamortized deferred financing costs) are as follows (in thousands):

2019	$—
2020	$—
2021	$—
2022	$—
2023	$—
Thereafter	$342,855

(5)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at December 31 were as follows (in thousands):

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash (a)	$112	$112	$16	$16
Long-term debt (b) (c)	$340,035	$412,894	$339,895	$446,978
_______________

(a)	The cash fair value approximates carrying value and therefore is classified as Level 1 in the fair value hierarchy. We believe that the market risk arising from cash in a bank account is minimal.

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

(6)    INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%. As such, the Company has remeasured the deferred income taxes at the 21% federal tax rate as of December 31, 2017. As a result of the revaluation at December 31, 2017, deferred tax assets and liabilities were reduced by approximately $103 million. Of the $103 million, approximately $97 million was reclassified to a regulatory liability. As of December 31, 2018 we have a regulatory liability associated with TCJA related items of $100 million. A significant portion of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets. As of December 31, 2018, the Company has amortized $0.9 million of this regulatory liability. The portion that was eligible for amortization under the average rate assumption method in 2018, but is awaiting resolution of the treatment of these amounts in future regulatory proceedings, has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings.

Income tax expense for the years ended December 31 was as follows (in thousands):

	2018	2017	2016
Current:
Federal	$5,454	$13,124	$1,838

Deferred:
Federal	5,958	1,004	20,690
Excess deferred tax amortization	(740)	—	—
	$5,218	$1,004	$20,690

Total income tax expense	$10,672	$14,128	$22,528

The temporary differences, which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in thousands):

	2018	2017
Deferred tax assets:
Employee benefits	$2,404	$3,012
Regulatory liabilities	25,587	24,984
Other	2,317	1,678
Total deferred tax assets	30,308	29,674

Deferred tax liabilities:
Accelerated depreciation and other plant related differences	(125,594)	(122,002)
Regulatory assets	(7,147)	(7,008)
Employee benefits	(2,719)	(2,595)
Deferred costs	(8,572)	(8,447)
Other	(285)	(240)
Total deferred tax liabilities	(144,317)	(140,292)

Net deferred tax liability	$(114,009)	$(110,618)

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Amortization of excess deferred and investment tax credits	(1.3)	(0.1)	(0.4)
AFUDC Equity	0.1	(1.0)	(0.9)
Flow-through adjustments (a)	(1.7)	(1.8)	(0.9)
Tax credits	—	—	(0.1)
TCJA corporate rate reduction (b)	2.5	(9.2)	—
Other	(1.7)	(1.3)	0.6
	18.9%	21.6%	33.3%
_________________________

(a)
Flow-through adjustments related primarily to an accounting method change for tax purposes that allows us to take a current tax deduction for repair costs. We recorded a deferred income tax liability in recognition of the temporary difference created between book and tax treatment and we flowed the tax benefit through to tax expense.

(b)
On December 22, 2017, the TCJA was signed into law reducing the federal corporate rate from 35% to 21%, effective January 1, 2018. The 2017 effective tax rate reduction reflects the revaluation of deferred income taxes required by the change. During the year ended December 31, 2018, we recorded approximately $0.9 million of additional tax expense associated with changes in the prior estimated impacts of TCJA related items.

The following table reconciles the total amounts of unrecognized tax benefits, without interest, included in Other deferred credits and other liabilities on the accompanying Balance Sheet (in thousands):

	2018	2017
Unrecognized tax benefits at January 1	$302	$493
Additions for current year tax positions	—	13
Additions for prior year tax positions	2	—
Reductions for prior year tax positions	(55)	(204)
Unrecognized tax benefits at December 31	$249	$302

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is not material to the financial results of the Company.

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2018 and 2017, the interest expense recognized was not material to the financial results of the Company.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of any audits or the expiration of statutes of limitations on or before December 31, 2019.

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

The components of the reclassification adjustments for the period, net of tax, included in Other Comprehensive Income were as follows (in thousands):

	Location on the Statements of Income (Loss)	Amounts Reclassified from AOCI
		2018	2017
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$64	$64
Income tax	Income tax benefit (expense)	(13)	(22)
Total reclassification adjustments related to cash flow hedges, net of tax		$51	$42

Amortization of defined benefit plans:
Actuarial gain (loss)	Operations and maintenance	$103	$86
Income tax	Income tax benefit (expense)	(22)	(30)
Total reclassification adjustments related to defined benefit plans, net of tax		$81	$56

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

Balances by classification included within Accumulated other comprehensive loss on the accompanying Balance Sheets were as follows (in thousands):

	Interest Rate Swaps	Employee Benefit Plans	Total

As of December 31, 2017	$(551)	$(707)	$(1,258)
Other comprehensive income (loss) before reclassifications	—	235	235
Amounts reclassified from AOCI	51	81	132
As of December 31, 2018	$(500)	$(391)	$(891)

	Interest Rate Swaps	Employee Benefit Plans	Total

As of December 31, 2016	$(593)	$(669)	$(1,262)
Other comprehensive income (loss) before reclassifications	—	(94)	(94)
Amounts reclassified from AOCI	42	56	98
As of December 31, 2017	$(551)	$(707)	$(1,258)

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

The 401(k) Plan provides a Company matching contribution for all eligible participants. Certain eligible participants who are not currently accruing a benefit in the Pension Plan also receive a Company retirement contribution based on the participant’s age and years of service. Vesting of all Company and matching contributions occurs at 20% per year with 100% vesting when the participant has 5 years of service with the Company.

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

The expected rate of return on the Pension Plan assets is determined by reviewing the historical and expected returns of both equity and fixed income markets, taking into account asset allocation, the correlation between asset class returns, and the mix of active and passive investments. The Pension Plan utilizes a dynamic asset allocation where the target allocation range to return-seeking and liability-hedging assets is determined based on the funded status of the Plan. As of December 31, 2018, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 29% to 37% return-seeking assets and 63% to 71% liability-hedging assets.

Our Pension Plan is funded in compliance with the federal government’s funding requirements.

Plan Assets

The percentages of total plan asset by investment category of our Pension Plan assets at December 31 were as follows:

	2018	2017
Equity securities	17%	26%
Real estate	4	4
Fixed income funds	71	63
Cash and cash equivalents	3	1
Hedge funds	5	6
Total	100%	100%

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

Non-pension Defined Benefit Postretirement Healthcare Plans

BHC sponsors retiree healthcare plans (Healthcare Plans) for employees who meet certain age and service requirements at retirement. Healthcare Plan benefits are subject to premiums, deductibles, co-payment provisions and other limitations. Pre-65 retirees receive their retiree medical benefits through the Black Hills self-insured retiree medical plans. Healthcare coverage for Medicare-eligible BHP retirees is provided through an individual market healthcare exchange.

Plan Assets

We fund our Healthcare Plans on a cash basis as benefits are paid.

Plan Contributions

Contributions to the Pension Plan are cash contributions made directly to the Master Trust. Healthcare benefits include company and participant paid premiums.

Contributions for the years ended December 31 were as follows (in thousands):

	2018	2017
Defined Contribution Plans
Company Retirement Contribution	$876	$861
Matching Contributions	$1,272	$1,306

	2018	2017
Defined Benefit Plans
Defined Benefit Pension Plan	$1,795	$4,000
Non-Pension Defined Benefit Postretirement Healthcare Plans	$388	$348
Supplemental Non-qualified Defined Benefit Plan	$238	$246

While we do not have required contributions, we expect to make approximately $1.8 million in contributions to our Pension Plan in 2019.

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

The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value on a recurring basis (in thousands):

Pension Plan	December 31, 2018
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
AXA Equitable General Fixed Income	$—	$261	$—	$261	$—	$261
Common Collective Trust - Cash and Cash Equivalents	—	1,388	—	1,388	—	1,388
Common Collective Trust - Equity	—	9,436	—	9,436	—	9,436
Common Collective Trust - Fixed Income	—	39,047	—	39,047	—	39,047
Common Collective Trust - Real Estate	—	9	—	9	1,896	1,905
Hedge Funds	—	—	—	—	2,627	2,627
Total investments measured at fair value	$—	$50,141	$—	$50,141	$4,523	$54,664

Pension Plan	December 31, 2017
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
AXA Equitable General Fixed Income	$—	$184	$—	$184	$—	$184
Common Collective Trust - Cash and Cash Equivalents	—	314	—	314	—	314
Common Collective Trust - Equity	—	15,749	—	15,749	—	15,749
Common Collective Trust - Fixed Income	—	37,732	—	37,732	—	37,732
Common Collective Trust - Real Estate	—	249	—	249	2,258	2,507
Hedge Funds	—	—	—	—	3,398	3,398
Total investments measured at fair value	$—	$54,228	$—	$54,228	$5,656	$59,884
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
Hedge Funds: These funds represent investments in other investment funds that seek a return utilizing a number of diverse investment strategies. The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions. Amounts are reported on a one-month lag. The fair value of hedge funds is determined using net asset value per share based on the fair value of the hedge fund’s underlying investments. 20% of the shares may be redeemed at the end of each month with a 10-day notice and full redemptions are available at the end of each quarter with 45-day notice, and is limited to a percentage of the total net assets value of the fund. The net asset values are based on the fair value of each fund’s underlying investments. There are no unfunded commitments related to these hedge funds.
Other Plan Information

The following tables provide a reconciliation of the employee benefit plan obligations, fair value of assets and amounts recognized in the Balance Sheets, components of the net periodic expense and elements of AOCI:

Benefit Obligations

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plans
As of December 31 (in thousands)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$67,562	$64,973	$3,418	$3,404	$5,970	$5,843
Service cost	516	545	—	—	193	206
Interest cost	2,194	2,341	108	116	179	176
Actuarial loss (gain)	(2,878)	4,008	(296)	144	(889)	130
Benefits paid	(3,562)	(3,445)	(238)	(246)	(389)	(348)
Plan participants transfer to affiliate	(1,913)	(860)	—	—	(129)	(137)
Plan participants’ contributions	—	—	—	—	120	100
Projected benefit obligation at end of year	$61,919	$67,562	$2,992	$3,418	$5,055	$5,970

Employee Benefit Plan Assets

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plans
As of December 31 (in thousands)	2018	2017	2018	2017	2018	2017
Beginning fair value of plan assets	$59,884	$53,888	$—	$—	$—	$—
Investment income (loss)	(1,884)	6,150	—	—	—	—
Employer contributions	1,795	4,000	238	246	268	248
Retiree contributions	—	—	—	—	120	100
Benefits paid	(3,563)	(3,445)	(238)	(246)	(388)	(348)
Plan participants transfer to affiliate	(1,568)	(709)	—	—	—	—
Ending fair value of plan assets	$54,664	$59,884	$—	$—	$—	$—

The funded status of the plans and amounts recognized in the Balance Sheets at December 31 consist of (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plans
	2018	2017	2018	2017	2018	2017
Regulatory asset	$19,099	$18,998	$—	$—	$—	$—
Current liability	$—	$—	$230	$245	$466	$534
Non-current liability	$7,255	$7,676	$2,762	$3,173	$4,589	$5,436
Regulatory liability	$—	$—	$—	$—	$2,441	$1,758

Accumulated Benefit Obligation

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plans
As of December 31 (in thousands)	2018	2017	2018	2017	2018	2017
Accumulated benefit obligation	$59,987	$64,782	$2,992	$3,418	$5,055	$5,970

Components of Net Periodic Expense

Net periodic expense consisted of the following for the year ended December 31 (in thousands):

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$516	$545	$606	$—	$—	$—	$193	$206	$204
Interest cost	2,194	2,341	2,499	108	116	122	179	176	187
Expected return on assets	(3,545)	(3,591)	(3,632)	—	—	—	—	—	—
Amortization of prior service cost (credits)	43	43	43	—	—	—	(336)	(336)	(337)
Recognized net actuarial loss (gain)	2,063	1,230	1,995	103	87	82	—	—	—
Net periodic expense	$1,271	$568	$1,511	$211	$203	$204	$36	$46	$54

For the year ended December 31, 2018, service costs were recorded in Operations and maintenance expense while non-service costs were recorded in Other expense, on the Statements of Income. For the years ended December 31, 2017 and 2016, service costs and non-service costs were recorded in Operations and maintenance expense. Because prior years’ costs were not considered material, they were not reclassified on the Statements of Income. See Note 1 for additional information.

AOCI

For defined benefit plans, amounts included in AOCI, after-tax, that have not yet been recognized as components of net periodic benefit cost at December 31 were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2018	2017	2018	2017	2018	2017
Net (gain) loss	$—	$—	$391	$707	$—	$—
Total AOCI	$—	$—	$391	$707	$—	$—

Assumptions

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.40%	3.71%	4.27%	4.30%	3.62%	4.12%	4.28%	3.60%	3.84%
Rate of increase in compensation levels	3.52%	3.43%	3.47%	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for plan year:
Discount rate (a)	3.71%	4.27%	4.63%	3.62%	4.12%	4.29%	3.60%	3.84%	4.03%
Expected long-term rate of return on assets (b)	6.25%	6.75%	6.75%	N/A	N/A	N/A	3.93%	N/A	N/A
Rate of increase in compensation levels	3.43%	3.47%	3.57%	N/A	N/A	N/A	N/A	N/A	N/A
_____________________________

(a)	The estimated discount rate for the Defined Benefit Pension Plan is 4.40% for the calculation of the 2019 net periodic pension costs.

(b)	The expected rate of return on plan assets is 6.00% for the calculation of the 2019 net periodic pension cost.

The healthcare benefit obligation was determined at December 31 as follows:

	2018	2017
Trend Rate - Medical
Pre-65 for next year	6.70%	7.00%
Pre-65 Ultimate trend rate	4.50%	4.50%
Trend Year	2027	2027

Post-65 for next year	4.94%	5.00%
Post-65 Ultimate trend rate	4.50%	4.50%
Trend Year	2026	2026

Beginning in 2016, we changed the method used to estimate the service and interest cost components of the net periodic pension, supplemental non-qualified defined benefit and other postretirement benefit costs. See “Pension and Postretirement Benefit Obligations” within our Critical Accounting Policies in Item 7 on this Form 10-K for additional details.

The following benefit payments, which reflect future service, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Plans	Non-Pension Defined Benefit Postretirement Healthcare Plan
2019	$3,660	$230	$466
2020	$3,774	$227	$534
2021	$3,924	$322	$566
2022	$4,031	$319	$577
2023	$4,102	$315	$554
2024-2028	$20,759	$1,274	$2,243

(9)    RELATED-PARTY TRANSACTIONS

Non-Cash Dividend to Parent

We recorded non-cash dividends to our Parent of $36 million and $42 million in 2018 and 2017 respectively, and changed the Utility Money Pool note by $36 million and $42 million in 2018 and 2017, respectively.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. These balances as of December 31 were as follows (in thousands):

	2018	2017
Accounts receivable from affiliates	$8,119	$5,664
Accounts payable to affiliates	$25,804	$25,653

Money Pool Notes Receivable and Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of BHC’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. The cost of borrowing under the Utility Money Pool was 3.06% at December 31, 2018.

We had the following balances with the Utility Money Pool as of December 31 (in thousands):

	2018	2017
Money pool notes payable	$38,690	$13,397

Interest income relating to the Utility Money Pool for the years ended December 31, was as follows (in thousands):

	2018	2017	2016
Interest income (expense)	$(401)	$272	$1,047

Interest expense allocation from Parent

BHC provides daily liquidity and cash management on behalf of all its subsidiaries. For the years ended December 31, 2018, 2017 and 2016, we were allocated $1.3 million, $1.4 million, and $1.9 million, respectively, of interest expense from BHC.

Other Balances and Transactions

We have the following Power Purchase, Transmission Services , and Ground Lease Agreements with affiliated entities:

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

•	A Generation Dispatch Agreement with Wyoming Electric that requires us to purchase all of Wyoming Electric’s excess energy.

•	A Wygen III Ground Lease with WDRC expiring in 2050 with three automatic renewal terms of 20 years each.

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

Related-party Revenue and Purchases

We had the following related-party transactions for the years ended December 31 included in the corresponding captions in the accompanying Statements of Income:

	2018	2017	2016
	(in thousands)
Revenues:
Energy sold to Cheyenne Light	$2,064	$2,481	$2,440
Rent from electric properties	$3,634	$3,680	$5,046
Horizon Point shared facility revenue	$11,211	$1,420	$—

Fuel and purchased power:
Purchases of coal from WRDC	$17,532	$15,948	$16,227
Purchase of excess energy from Cheyenne Light	$511	$601	$252
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$1,942	$1,924	$1,918
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$3,586	$3,290	$3,300
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$364	$393	$399

Related-party Corporate Support

We had the following corporate support for the years ended December 31:

	2018	2017	2016
	(in thousands)
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$34,578	$27,869	$25,748

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

(10)    SUPPLEMENTAL CASH FLOW INFORMATION

Years ended December 31,	2018	2017	2016
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$15,180	$6,565	$5,521
Non-cash decrease to money pool note receivable, net	$(36,000)	$(42,000)	$(52,500)
Non-cash dividend to Parent	$36,000	$42,000	$52,500

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(21,988)	$(21,517)	$(21,320)
Income taxes (paid) refunded	$(10,394)	$(12,719)	$—

(11)    COMMITMENTS AND CONTINGENCIES

Power Purchase and Transmission Services Agreements

We have the following power purchase and transmission services agreements, not including related party agreements, as of December 31, 2018 (see Note 9 for information on related party agreements):

•
A PPA with PacifiCorp, expiring December 31, 2023, for the purchase of 50 MW of electric capacity and energy from PacifiCorp’s system. The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp’s coal-fired electric generating plants.

•	A firm point-to-point transmission service agreement with PacifiCorp that expires December 31, 2023. The agreement provides 50 MW of capacity and energy to be transmitted annually by PacifiCorp.

•	An agreement with Thunder Creek for gas transport capacity, expiring October 31, 2019.

•	A PPA with Platte River Power Authority (PRPA) to purchase up to 12 MW of wind energy through PRPA’s agreement with Silver Sage. This agreement will expire September 30, 2029.

Costs incurred under these agreements were as follows for the years ended December 31 (in thousands):

Contract	Contract Type	2018	2017	2016
PacifiCorp	Electric capacity and energy	$13,681	$13,218	$12,221
PacifiCorp	Transmission access	$1,742	$1,671	$1,428
Thunder Creek	Gas transport capacity	$633	$633	$633
Platte River Power Authority	Wind energy	$223	$—	$—

Future Contractual Obligations

The following is a schedule of future minimum payments required under power purchase, transmission services, land and facility operating leases, and gas supply agreements (in thousands):

2019	$8,050
2020	$7,693
2021	$7,059
2022	$7,059
2023	$7,056
Thereafter	$21,947

Long-Term Power Sales Agreements

We have the following power sales agreements as of December 31, 2018:

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

•
A PPA with MEAN expiring May 31, 2028. This contract is unit-contingent on up to 10 MW from Neil Simpson II and up to 10 MW from Wygen III based on the availability of these plants. The capacity purchase requirements decrease over the term of the agreement.

•	An agreement through December 31, 2021 to provide 50 MW of energy to Macquarie Energy, LLC during heavy and light load timing intervals.

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

(12)    QUARTERLY HISTORICAL DATA (Unaudited)

We operate on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Revenues	$73,815	$70,676	$78,067	$75,522
Operating income	$20,364	$19,495	$21,428	$17,048
Net income	$11,760	$11,125	$13,317	$9,443

2017
Revenues	$73,794	$66,053	$73,938	$74,648
Operating income	$23,376	$17,712	$23,698	$19,040
Net income	$12,570	$9,287	$13,826	$15,615

In 2018, we recorded $0.9 million of income tax expense associated with changes in the prior estimated impact of tax reform on deferred income taxes compared to a net tax benefit of $6.0 million in 2017 as a result of the revaluation of deferred tax balances due to the decrease in the statutory Federal income tax rate as a result of the TCJA.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2018. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is presented on Page 26 of this Annual Report on Form 10-K.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees accrued for services provided to us for the fiscal years ended December 31 by our independent registered public accounting firm, Deloitte & Touche LLP (in thousands):

Deloitte & Touche LLP	2018	2017
Audit Fees	$592	$407
Tax Fees	195	31
Total	$787	$438

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in this Form 10-K.

SCHEDULE II

Valuation and qualifying accounts are detailed within Note 1 of the Notes to Financial Statements in this Annual Report on Form 10-K.

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

BLACK HILLS POWER, INC.

		By	/s/ LINDEN R. EVANS
Linden R. Evans, Chairman, President and
Chief Executive Officer
Dated:	February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LINDEN R. EVANS	Director and	February 20, 2019
Linden R. Evans, Chairman, President and	Principal Executive Officer
Chief Executive Officer

/s/ RICHARD W. KINZLEY	Director and	February 20, 2019
Richard W. Kinzley, Senior Vice President	Principal Financial and
and Chief Financial Officer	Accounting Officer

/s/ BRIAN G. IVERSON	Director	February 20, 2019
Brian G. Iverson