Form 10-Q
period 2019-03-31
BLACK HILLS POWER INC
filed 2019-05-03
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

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

Securities registered pursuant to Section 12(b) of the Act: None

As of April 30, 2019, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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
Cooling degree day (CDD)
A cooling degree day is equivalent to each degree that the average of the high and low temperature for a day is above 65 degrees. The warmer the climate, the greater the number of cooling degree days. Cooling degree days are used in the utility industry to measure the relative warmth of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.

FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
Heating degree day (HDD)
A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the utility industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.

Horizon Point	BHC Corporate headquarters building in Rapid City, South Dakota, which was completed in 2017.
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
Parent	Black Hills Corporation
SEC	U. S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
South Dakota Electric	Includes Black Hills Power operations in South Dakota, Wyoming and Montana
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
TCJA	Tax Cuts and Jobs Act enacted December 22, 2017
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(unaudited)	2019	2018
	(in thousands)
Revenue	$79,041	$73,815

Operating expenses:
Fuel and purchased power	22,733	22,440
Operations and maintenance	19,557	19,151
Depreciation and amortization	10,077	9,884
Taxes - property	2,032	1,976
Total operating expenses	54,399	53,451

Operating income	24,642	20,364

Other income (expense):
Interest charges -
Interest expense incurred (including amortization of debt issuance costs, premiums, and discounts)	(5,830)	(5,587)
Allowance for funds used during construction - borrowed	283	48
Interest income	115	115
Allowance for funds used during construction - equity	—	34
Other income (expense), net	(375)	(151)
Total other income (expense), net	(5,807)	(5,541)

Income before income taxes	18,835	14,823
Income tax expense	(3,338)	(3,063)
Net income	15,497	11,760

Other comprehensive income (loss), net of tax:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $0 and $(6), respectively)	—	10
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(4) and $(9), respectively)	12	17
Other comprehensive income (loss), net of tax	12	27

Comprehensive income	$15,509	$11,787

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

	As of
(unaudited)	March 31, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets:
Cash	$5	$112
Accounts receivable, net	28,354	28,431
Accounts receivable from affiliates	9,903	8,119
Materials, supplies and fuel	25,275	24,853
Regulatory assets, current	23,215	19,052
Other current assets	4,692	4,538
Total current assets	91,444	85,105

Investments	4,973	4,889

Property, plant and equipment	1,399,901	1,381,045
Less: accumulated depreciation and amortization	(383,681)	(376,160)
Total property, plant and equipment, net	1,016,220	1,004,885

Other assets:
Regulatory assets, non-current	53,141	56,680
Other assets, non-current	24,616	9,729
Total other assets, non-current	77,757	66,409

TOTAL ASSETS	$1,190,394	$1,161,288

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(Continued)

	As of
(unaudited)	March 31, 2019	December 31, 2018
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$19,434	$25,122
Accounts payable to affiliates	26,966	25,804
Accrued liabilities	40,428	34,193
Money pool notes payable	33,300	38,690
Regulatory liabilities, current	2,079	2,574
Total current liabilities	122,207	126,383

Long-term debt	340,070	340,035

Deferred credits and other liabilities:
Deferred income tax liabilities, net	116,499	114,009
Regulatory liabilities, non-current	161,714	160,642
Benefit plan liabilities	14,631	14,606
Other deferred credits and other liabilities	15,525	1,368
Total deferred credits and other liabilities	308,369	290,625

Commitments and contingencies (Notes 5, 6 and 9)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	357,636	342,145
Accumulated other comprehensive loss	(879)	(891)
Total stockholder’s equity	419,748	404,245

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,190,394	$1,161,288

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating activities:
Net income	$15,497	$11,760
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	10,077	9,884
Deferred income tax	1,718	(898)
Employee benefits	195	380
Other adjustments, net	1,044	1,018
Change in operating assets and liabilities -
Accounts receivable and other current assets	(2,437)	(2,478)
Accounts payable and other current liabilities	6,210	3,320
Regulatory assets - current	(1,413)	1,807
Regulatory liabilities - current	(444)	3,171
Other operating activities, net	(594)	35
Net cash provided by (used in) operating activities	29,853	27,999

Investing activities:
Property, plant and equipment additions	(24,386)	(13,533)
Proceeds from sale of assets	—	4,994
Other investing activities	(169)	(3,608)
Net cash provided by (used in) investing activities	(24,555)	(12,147)

Financing activities:
Change in money pool notes payable, net	(5,390)	(15,856)
Other financing activities	(15)	—
Net cash provided by (used in) financing activities	(5,405)	(15,856)

Net change in cash	(107)	(4)

Cash, beginning of period	112	16
Cash, end of period	$5	$12

See Note 8 for supplemental cash flow information.

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2018 Annual Report on Form 10-K)

(1)    MANAGEMENT’S STATEMENT

The unaudited condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the “Company,” “we,” “us,” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2018 Annual Report on Form 10-K filed with the SEC.

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2019, December 31, 2018 and March 31, 2018 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 and March 31, 2018, and our financial condition as of March 31, 2019 and December 31, 2018 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Adopted Accounting Standards

Leases, ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for most leases, whereas previously only financing-type lease liabilities (capital leases) were recognized on the balance sheet. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

We adopted the standard effective January 1, 2019. We elected the option to not recast comparative periods presented with transitioning to the new lease standard and will report these comparative periods as presented under previous lease guidance. In addition, we elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment of existing land easement agreements.

Adoption of the new standard resulted in the recording of an operating lease right-of-use asset and an off-setting operating lease obligation liability of $14 million as of January 1, 2019. The lease standard did not materially impact our net earnings and had no impact on cash flows.

(2)    REVENUE

Revenue Recognition

As of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as ASC 606). Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for goods or services, when control of the promised goods or services is transferred to our customers. The following table depicts the disaggregation of revenue, from contracts with customers by customer type and timing of revenue recognition for the three months ended March 31, 2019 and 2018. Sales tax and other similar taxes are excluded from revenues.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in thousands)
Customer types:
Retail	$53,076	$50,641
Wholesale	8,343	9,050
Market - off-system sales	4,670	2,275
Transmission/Other	12,831	11,718
Revenue from contracts with customers	78,920	73,684
Other revenues	121	131
Total revenues	$79,041	$73,815

Timing of revenue recognition:
Services transferred over time	$78,920	$73,684
Revenue from contracts with customers	$78,920	$73,684

Contract Balances

The nature of our primary revenue contracts provides an unconditional right to consideration upon service delivery; therefore, no customer contract assets or liabilities exist. The unconditional right to consideration is represented by the balance in our Accounts receivable and is further discussed in Note 3. We do not typically incur costs that would be capitalized, to obtain or fulfill a revenue contract.

(3)	ACCOUNTS RECEIVABLE

Following is a summary of Accounts receivable, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	March 31, 2019	December 31, 2018
Accounts receivable trade	$18,196	$16,236
Unbilled revenues	10,356	12,333
Allowance for doubtful accounts	(198)	(138)
Accounts receivable, net	$28,354	$28,431

(4)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	March 31, 2019	December 31, 2018
Regulatory assets:
Loss on reacquired debt (a)	$1,191	$1,259
Deferred taxes on AFUDC (b)	5,048	5,020
Employee benefit plans and related deferred taxes (c)	20,085	19,868
Deferred energy and fuel cost adjustments (b)	21,649	20,334
Deferred taxes on flow through accounting (c)	9,045	8,749
Decommissioning costs (a)	7,682	8,196
Vegetation management (a)	9,790	10,366
Other regulatory assets (a)	1,866	1,940
Total regulatory assets	$76,356	$75,732
Less current regulatory assets	(23,215)	(19,052)
Regulatory assets, non-current	$53,141	$56,680

Regulatory liabilities:
Cost of removal for utility plant (a)	$53,758	$52,366
Employee benefit plan costs and related deferred taxes (c)	7,518	7,518
Excess deferred income taxes (c)	99,846	100,276
TCJA revenue reserve	2,079	2,523
Other regulatory liabilities (c)	592	533
Total regulatory liabilities	$163,793	$163,216
Less current regulatory liabilities	(2,079)	(2,574)
Regulatory liabilities, non-current	$161,714	$160,642

____________________

(a)	We are allowed a recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory Matters

There have been no other significant changes to our Regulatory Matters from those previously disclosed in Note 1 of the Notes to the Financial Statements in our 2018 Annual Report on Form 10-K.

(5)	RELATED-PARTY TRANSACTIONS

Dividend to Parent

We recorded non-cash dividends to our Parent of $16 million and decreased the utility Money pool note receivable by $16 million for the three months ended March 31, 2018. We did not record any dividends for the three months ended March 31, 2019.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	March 31, 2019	December 31, 2018
Accounts receivable from affiliates	$9,903	$8,119
Accounts payable to affiliates	$26,966	$25,804

Money Pool Notes Receivable and Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At March 31, 2019, the average cost of borrowing under the Utility Money Pool was 2.88%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	March 31, 2019	December 31, 2018
Money pool notes payable	$33,300	$38,690

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net interest income (expense)	$(273)	$(36)

Other related party activity was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Energy sold to Cheyenne Light	$574	$703
Rent from electric properties	$896	$909
Horizon Point shared facility revenues	$3,007	$2,769

Fuel and purchased power:
Purchases of coal from WRDC	$4,657	$4,067
Purchase of excess energy from Cheyenne Light	$132	$86
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$535	$641
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$983	$1,093

Gas transportation service agreement:
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$76	$96

Corporate support:
Corporate support services and fees from Black Hills Service Company	$10,191	$7,606

Horizon Point Agreement

We have a shared facility agreement among South Dakota Electric and Black Hills Service Company where there is a cost allocation for the use of the Horizon Point facility that is owned by South Dakota Electric.  This cost allocation includes the recovery of and return on allocable property and recovery of incurred administrative service expenses for the operation and maintenance of the Horizon Point facility.

(6)	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$91	$129
Interest cost	603	548
Expected return on plan assets	(851)	(886)
Prior service cost	2	11
Net loss (gain)	305	516
Net periodic benefit cost	$150	$318

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$37	$48
Interest cost	47	45
Prior service cost (benefit)	(84)	(84)
Net periodic benefit cost	$—	$9

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest cost	$29	$27
Net loss (gain)	16	26
Net periodic benefit cost	$45	$53

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made for 2019 and anticipated contributions for 2019 and 2020 are as follows (in thousands):

	Contributions Three Months Ended March 31, 2019	Remaining Anticipated Contributions for 2019	Anticipated Contributions for 2020
Defined Benefit Pension Plan	$—	$1,753	$1,841
Defined Benefit Postretirement Healthcare Plan	$117	$349	$466
Supplemental Non-qualified Defined Benefit Plans	$58	$172	$240

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting guidance on fair value measurements establishes a hierarchy for grouping assets and liabilities, based on significance of inputs. For additional information see Note 1 included in our 2018 Annual Report on Form 10-K filed with the SEC.

The estimated fair values of our financial instruments were as follows (in thousands) as of:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash (a)	$5	$5	$112	$112
Long-term debt, including current maturities (b) (c)	$340,070	$428,498	$340,035	$412,894
_________________

(a)	The cash fair value approximates carrying value and therefore is classified as Level 1 in the fair value hierarchy. We believe that the market risk arising from cash in a bank account is minimal.

(b)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy.

(c)	Carrying amount of long-term debt is net of deferred financing costs.

(8)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$8,633	$7,556
Non-cash (decrease) to money pool notes receivable, net	$—	$(16,000)
Non-cash dividend to Parent	$—	$16,000

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(3,345)	$(3,088)
Income taxes, net	$—	$—

(9)	COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2018 Annual Report on Form 10-K.

(10)	LEASES

We have a ground lease for the Wygen III generating facility with an affiliate and communication tower site and operation center facility leases with third parties. Our leases have remaining terms ranging from less than one year to 31 years.
The components of lease expense were as follows (in thousands):

	Income Statement Location	Three Months Ended March 31, 2019
Operating lease cost	Operations and maintenance	$228
Variable lease cost	Operations and maintenance	43
Total lease cost		$271

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Location	As of March 31, 2019
Assets:
Operating lease assets	Other assets, non-current	$14,316
Total lease assets		$14,316

Liabilities:
Current:
Operating leases	Accrued liabilities	$279

Noncurrent:
Operating leases	Other deferred credits and other liabilities	14,054
Total lease liabilities		$14,333

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$223
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

As of March 31, 2019
Weighted average remaining lease term (years):
Operating leases	31 years

Weighted average discount rate:
Operating leases	4.4%

Scheduled maturities of operating lease liabilities for future years were as follows (in thousands):

Total
2019 (a)	$681
2020	856
2021	855
2022	856
2023	853
Thereafter	21,947
Total lease payments	$26,048
Less imputed interest	11,715
Present value of lease liabilities	$14,333

(a)	Includes lease obligations for the remaining nine months of 2019.

(11)	EQUITY

A summary of the changes in equity is as follows:

Three Months Ended March 31, 2019	Common Stock
(in thousands except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2018	23,416	$23,416	$39,575	$342,145	$(891)	$404,245
Net income (loss) available for common stock	—	—	—	15,497	—	15,497
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Cumulative effect of ASU 2016-02, Leases implementation	—	—	—	(7)	—	(7)
Other adjustments	—	—	—	1	—	1
March 31, 2019	23,416	$23,416	$39,575	$357,636	$(879)	$419,748

Three Months Ended March 31, 2018	Common Stock
(in thousands except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2017	23,416	$23,416	$39,575	$332,499	$(1,258)	$394,232
Net income (loss) available for common stock	—	—	—	11,760	—	11,760
Other comprehensive income (loss), net of tax	—	—	—	—	27	27
Non-cash dividend to Parent company	—	—	—	(16,000)	—	(16,000)
Other adjustments	—	—	—	1	—	1
March 31, 2018	23,416	$23,416	$39,575	$328,260	$(1,231)	$390,020

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

On April 30, 2019, S&P affirmed South Dakota Electric’s credit rating at A.

During the first quarter, South Dakota Electric continued construction on a $70 million, 175-mile electric transmission line from Stegall, Nebraska to Rapid City, South Dakota. The 94-mile final segment of the transmission line is expected to be completed and placed in service in the fall of 2019.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended March 31,
	2019	2018	Variance
	(in thousands)
Revenue	$79,041	$73,815	$5,226
Fuel and purchased power	22,733	22,440	293
Gross margin (non-GAAP)	56,308	51,375	4,933

Operating expenses	31,666	31,011	655
Operating income	24,642	20,364	4,278

Interest income (expense), net	(5,432)	(5,424)	(8)
Other income (expense), net	(375)	(117)	(258)
Income tax expense	(3,338)	(3,063)	(275)
Net income	$15,497	$11,760	$3,737

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018. Net income was $15 million compared to $12 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to $2.4 million of higher power marketing revenue, customer growth, and favorable weather. A $1.6 million reduction in the purchased power capacity charges and higher rider revenues of $0.9 million, primarily related to transmission investment recovery, comprised the remainder of the increase.

Operating expenses increased primarily due to higher outside services expenses and higher employee costs driven by labor and benefits partially offset by a decrease in expenses due to generation outage timing.

Interest expense, net, Other income (expense), net, and Income tax expense were all comparable to prior year.

	Electric Revenue by Customer Type
	Three Months Ended March 31,
	(in thousands)
	2019	Percentage Change	2018
Residential	$21,190	1%	$21,061
Commercial	23,144	(2)%	23,544
Industrial	8,357	1%	8,276
Municipal	781	(4)%	811
Total retail revenue	53,472	—%	53,692
Wholesale	8,343	(8)%	9,050
Market - off-system sales (a)	4,670	105%	2,275
Other revenue (b)	12,556	43%	8,798
Total revenue	$79,041	7%	$73,815
____________________

(a)	Increase for the three months ended March 31, 2019 was due to higher trading volume opportunities driven by weather and energy prices.

(b)
Increase for the three months ended March 31, 2019 was primarily due to the prior year reserve to revenue to reflect the reduction of the lower federal income tax rate from the TCJA on our existing rate tariffs.

	Megawatt Hours Sold by Customer Type
	Three Months Ended March 31,
	2019	Percentage Change	2018
Residential	169,936	4%	163,113
Commercial	194,794	—%	194,931
Industrial	108,196	4%	104,302
Municipal	7,573	1%	7,503
Total retail quantity sold	480,499	2%	469,849
Wholesale	223,020	(6)%	237,704
Market - off-system sales	99,572	8%	92,102
Total quantity sold	803,091	—%	799,655
Losses and Company use (a)	41,910	47%	28,522
Total energy	845,001	2%	828,177
____________________

(a)	Includes company uses, line losses, and excess exchange production.

	Megawatt Hours Generated and Purchased
	Three Months Ended March 31,
Generated -	2019	Percentage Change	2018
Coal-fired	409,666	3%	399,087
Natural Gas and Oil (a)	47,703	264%	13,107
Total generated	457,369	11%	412,194

Total purchased	387,632	(7)%	415,983
Total generated and purchased	845,001	2%	828,177
____________________
(a) Increase is primarily due to low natural gas prices and the ability to generate at a lower cost than to purchase generation on the open market for the three months ended March 31, 2019.

	Power Plant Availability
	Three Months Ended March 31,
	2019	2018
Coal-fired plants (a)	98.2%	92.9%
Other plants (b)	87.3%	99.4%
Total availability	92.4%	96.3%
____________________

(a)	2018 included planned outages at Neil Simpson II, Wyodak and Wygen II.

(b)	2019 includes a planned outage at Lange CT.

	Degree Days
	Three Months Ended March 31,
	2019		2018
	Actual	Variance from Normal	Actual	Variance from Normal

Heating degree days	3,916	22%	3,699	15%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at March 31, 2019:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________

(a)	On April 30, 2019, S&P affirmed A rating.

(b)	On December 12, 2018, Moody’s affirmed A1 rating.

(c)	On October 11, 2018, Fitch affirmed A rating.

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in Item 1A of our 2018 Annual Report on Form 10-K, including statements contained within Item 1A - Risk Factors and Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

This section should be read in conjunction with Item 9A, “Controls and Procedures” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2019. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BLACK HILLS POWER, INC.

Part II - Other Information

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2018 Annual Report on Form 10-K and Note 9 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information from Note 9 is incorporated by reference into this item.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors previously disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

*	Previously filed as part of the filing indicated and incorporated by reference herein.

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

Dated: May 3, 2019