Form 10-Q
period 2019-06-30
BLACK HILLS POWER INC
filed 2019-08-06
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

	Commission File Number	1-7978

Black Hills Power, Inc.
Incorporated in	South Dakota	IRS Identification Number		46-0111677
7001 Mount Rushmore Road	Rapid City		South Dakota	57702

Registrant’s telephone number		(605)	721-1700
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

As of July 31, 2019, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
BHC	Black Hills Corporation; the Parent Company
Black Hills Energy	The name used to conduct the business of BHC utility companies
Black Hills Service Company	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of BHC
Cheyenne Light	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation (doing business as Black Hills Energy and providing electric service)
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

Horizon Point	BHC Corporate headquarters building in Rapid City, South Dakota, which was completed in 2017.
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
Parent	Black Hills Corporation
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
South Dakota Electric	Black Hills Power, which includes operations in South Dakota, Wyoming and Montana
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
TCJA	Tax Cuts and Jobs Act enacted December 22, 2017
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC
Wygen III	110 MW mine-mouth coal-fired power plant in which BHP owns a 52% interest, MDU owns a 25% interest and the City of Gillette owns the remaining 23% interest. BHP operates the plant.
Wyodak Plant	Wyodak, a 362 MW mine-mouth coal-fired plant in Gillette, Wyoming, owned 80% by Pacificorp and 20% by Black Hills Energy South Dakota. Our WRDC mine supplies all of the fuel for the plant.
Wyoming Electric	Includes Cheyenne Light’s electric utility operations

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2019	2018	2019	2018
	(in thousands)
Revenue	$69,246	$70,676	$148,287	$144,491

Operating expenses:
Fuel and purchased power	18,381	20,753	41,114	43,193
Operations and maintenance	21,128	18,428	40,685	37,579
Depreciation and amortization	10,357	9,866	20,434	19,750
Taxes - property	2,070	2,134	4,102	4,110
Total operating expenses	51,936	51,181	106,335	104,632

Operating income	17,310	19,495	41,952	39,859

Other income (expense):
Interest charges -
Interest expense incurred (including amortization of debt issuance costs, premiums, and discounts)	(5,876)	(5,654)	(11,706)	(11,241)
Allowance for funds used during construction - borrowed	427	152	710	200
Interest income	172	123	287	238
Other income (expense), net	291	(242)	(84)	(359)
Total other income (expense), net	(4,986)	(5,621)	(10,793)	(11,162)

Income before income taxes	12,324	13,874	31,159	28,697
Income tax expense	(2,176)	(2,749)	(5,514)	(5,812)
Net income	10,148	11,125	25,645	22,885

Other comprehensive income (loss), net of tax:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(7), $(5), $(7) and $(11), respectively)	25	11	25	21
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(2), $(9), $(6) and $(18), respectively)	14	17	26	34
Other comprehensive income (loss), net of tax	39	28	51	55

Comprehensive income	$10,187	$11,153	$25,696	$22,940

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

	As of
(unaudited)	June 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets:
Cash	$5	$112
Accounts receivable, net	25,882	28,431
Accounts receivable from affiliates	5,102	8,119
Materials, supplies and fuel	25,313	24,853
Regulatory assets, current	22,339	19,052
Other current assets	4,460	4,538
Total current assets	83,101	85,105

Investments	4,846	4,889

Property, plant and equipment	1,428,721	1,381,045
Less: accumulated depreciation and amortization	(390,570)	(376,160)
Total property, plant and equipment, net	1,038,151	1,004,885

Other assets:
Regulatory assets, non-current	53,364	56,680
Other assets, non-current	26,284	9,729
Total other assets, non-current	79,648	66,409

TOTAL ASSETS	$1,205,746	$1,161,288

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(Continued)

	As of
(unaudited)	June 30, 2019	December 31, 2018
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$22,730	$25,122
Accounts payable to affiliates	24,737	25,804
Accrued liabilities	38,159	34,193
Money pool notes payable	13,071	38,690
Notes payable to Parent	25,000	—
Regulatory liabilities, current	2,392	2,574
Total current liabilities	126,089	126,383

Long-term debt	340,105	340,035

Deferred credits and other liabilities:
Deferred income tax liabilities, net	117,272	114,009
Regulatory liabilities, non-current	162,104	160,642
Benefit plan liabilities	14,568	14,606
Other deferred credits and other liabilities	15,672	1,368
Total deferred credits and other liabilities	309,616	290,625

Commitments and contingencies (Notes 5, 6 and 9)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	367,785	342,145
Accumulated other comprehensive loss	(840)	(891)
Total stockholder’s equity	429,936	404,245

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,205,746	$1,161,288

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2019	2018
	(in thousands)
Operating activities:
Net income	$25,645	$22,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,434	19,750
Deferred income tax	2,004	(1,407)
Employee benefits	389	760
Other adjustments, net	1,767	1,091
Change in operating assets and liabilities:
Accounts receivable and other current assets	4,841	(1,494)
Accounts payable and other current liabilities	47	2,170
Regulatory assets - current	(2,037)	2,797
Regulatory liabilities - current	(131)	5,709
Other operating activities, net	(2,372)	(458)
Net cash provided by (used in) operating activities	50,587	51,803

Investing activities:
Property, plant and equipment additions	(49,387)	(27,399)
Proceeds from sale of assets	—	4,994
Other investing activities	(688)	(4,961)
Net cash provided by (used in) investing activities	(50,075)	(27,366)

Financing activities:
Change in money pool notes payable, net	(619)	(24,448)
Net cash provided by (used in) financing activities	(619)	(24,448)

Net change in cash	(107)	(11)

Cash, beginning of period	112	16
Cash, end of period	$5	$5

See Note 8 for supplemental cash flow information.

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

	Common Stock
(in thousands, except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2018	23,416,396	$23,416	$39,575	$342,145	$(891)	$404,245
Net income (loss) available for common stock	—	—	—	15,497	—	15,497
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Cumulative effect of ASC 842 implementation	—	—	—	(7)	—	(7)
Other adjustments	—	—	—	1	—	1
March 31, 2019	23,416,396	$23,416	$39,575	$357,636	$(879)	$419,748
Net income (loss) available for common stock	—	—	—	10,148	—	10,148
Other comprehensive income (loss), net of tax	—	—	—	—	39	39
Other adjustments	—	—	—	1	—	1
June 30, 2019	23,416,396	$23,416	$39,575	$367,785	$(840)	$429,936

	Common Stock
(in thousands except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2017	23,416,396	$23,416	$39,575	$332,499	$(1,258)	$394,232
Net income (loss) available for common stock	—	—	—	11,760	—	11,760
Other comprehensive income (loss), net of tax	—	—	—	—	27	27
Dividend to Parent company	—	—	—	(16,000)	—	(16,000)
Other adjustments	—	—	—	1	—	1
March 31, 2018	23,416,396	$23,416	$39,575	$328,260	$(1,231)	$390,020
Net income (loss) available for common stock	—	—	—	11,125	—	11,125
Other comprehensive income (loss), net of tax	—	—	—	—	28	28
Dividend to Parent company	—	—	—	(10,000)	—	(10,000)
June 30, 2018	23,416,396	$23,416	$39,575	$329,385	$(1,203)	$391,173

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

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2019, December 31, 2018 and June 30, 2018 financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2019 and June 30, 2018, and our financial condition as of June 30, 2019 and December 31, 2018 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued Accounting Standards

Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, ASU 2018-19

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU 2018-19 in November 2018. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. It is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the impacts of adopting this standard.

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

(2)    REVENUE

Revenue Recognition

As of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as ASC 606). Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for goods or services, when control of the promised goods or services is transferred to our customers. The following table depicts the disaggregation of revenue, from contracts with customers by customer type and timing of revenue recognition for the three and six months ended June 30, 2019 and 2018. Sales tax and other similar taxes are excluded from revenues.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
	(in thousands)
Customer types:
Retail	$46,809	$46,525	$99,885	$97,166
Wholesale	6,780	8,191	15,123	17,241
Market - off-system sales	2,393	3,449	7,063	5,724
Transmission/Other	13,083	12,372	25,914	24,090
Revenue from contracts with customers	69,065	70,537	147,985	144,221
Other revenues	181	139	302	270
Total revenues	$69,246	$70,676	$148,287	$144,491

Timing of revenue recognition:
Services transferred over time	$69,065	$70,537	$147,985	$144,221
Revenue from contracts with customers	$69,065	$70,537	$147,985	$144,221

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

(3)	ACCOUNTS RECEIVABLE

Following is a summary of Accounts receivable, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	June 30, 2019	December 31, 2018
Accounts receivable trade	$15,972	$16,236
Unbilled revenues	10,110	12,333
Allowance for doubtful accounts	(200)	(138)
Accounts receivable, net	$25,882	$28,431

(4)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	June 30, 2019	December 31, 2018
Regulatory assets:
Loss on reacquired debt (a)	$1,124	$1,259
Deferred taxes on AFUDC (b)	4,955	5,020
Employee benefit plans and related deferred taxes (c)	20,022	19,868
Deferred energy and fuel cost adjustments (b)	22,195	20,334
Deferred taxes on flow through accounting (c)	9,201	8,749
Decommissioning costs (a)	7,168	8,196
Vegetation management (a)	9,214	10,366
Other regulatory assets (a)	1,824	1,940
Total regulatory assets	$75,703	$75,732
Less current regulatory assets	(22,339)	(19,052)
Regulatory assets, non-current	$53,364	$56,680

Regulatory liabilities:
Cost of removal for utility plant (a)	$54,947	$52,366
Employee benefit plan costs and related deferred taxes (c)	7,518	7,518
Excess deferred income taxes (c)	99,417	100,276
TCJA revenue reserve	2,392	2,523
Other regulatory liabilities (c)	222	533
Total regulatory liabilities	$164,496	$163,216
Less current regulatory liabilities	(2,392)	(2,574)
Regulatory liabilities, non-current	$162,104	$160,642

____________________

(a)	We are allowed a recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory Matters

There have been no significant changes to our Regulatory Matters from those previously disclosed in Note 1 of the Notes to the Financial Statements in our 2018 Annual Report on Form 10-K except as reported below.

Renewable Ready Service Tariffs and Corriedale Wind Energy Project

South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready Service Tariffs and related jointly-filed CPCN to construct the $57 million, 40 MW Corriedale Wind Energy Project. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial and industrial customers and governmental agencies. The project is expected to be in service in 2020.

(5)	RELATED-PARTY TRANSACTIONS

Dividend to Parent

We did not record any dividends for the six months ended June 30, 2019. We recorded non-cash dividends to our Parent of $26 million and decreased the utility Money pool note receivable by $26 million for the six months ended June 30, 2018.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	June 30, 2019	December 31, 2018
Accounts receivable from affiliates	$5,102	$8,119
Accounts payable to affiliates	$24,737	$25,804

Money Pool Notes Receivable and Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At June 30, 2019, the average cost of borrowing under the Utility Money Pool was 2.78%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	June 30, 2019	December 31, 2018
Money pool notes payable	$13,071	$38,690

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income (expense)	$(198)	$(96)	$(471)	$(132)

Notes payable to Parent

	June 30, 2019	December 31, 2018
Notes payable to Parent (a)	$25,000	$—

(a) Note bears interest at 4.51%, expires December 31, 2019, and is eligible for annual renewal. Interest payable related to this note was $0.2 million as of June 30, 2019.

Other related party activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Energy sold to Cheyenne Light	$340	$501	$914	$1,204
Rent from electric properties	$895	$908	$1,791	$1,817
Horizon Point shared facility revenues	$3,006	$2,783	$6,013	$5,552

Fuel and purchased power:
Purchases of coal from WRDC	$3,216	$4,249	$7,873	$8,316
Purchase of excess energy from Cheyenne Light	$41	$82	$173	$168
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$342	$381	$877	$1,022
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$611	$696	$1,594	$1,789
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$75	$96	$151	$192

Operations and maintenance:
Corporate support services and fees from Black Hills Service Company (a)	$9,451	$7,604	$19,642	$15,210
Wygen III ground lease with WRDC	$247	$241	$493	$481

(a) Increase in 2019 was primarily due to higher outside service expenses and higher employee costs driven by labor and benefits.

(6)	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$92	$129	$183	$258
Interest cost	602	549	1,205	1,097
Expected return on plan assets	(852)	(887)	(1,703)	(1,773)
Prior service cost	3	11	5	22
Net loss (gain)	305	516	610	1,032
Net periodic benefit cost	$150	$318	$300	$636

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$37	$49	$74	$97
Interest cost	46	44	93	89
Prior service cost (benefit)	(84)	(84)	(168)	(168)
Net periodic benefit cost	$(1)	$9	$(1)	$18

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$28	$27	$57	$54
Net loss (gain)	17	26	33	52
Net periodic benefit cost	$45	$53	$90	$106

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made for 2019 and anticipated contributions for 2019 and 2020 are as follows (in thousands):

	Contributions Six Months Ended June 30, 2019	Remaining Anticipated Contributions for 2019	Anticipated Contributions for 2020
Defined Benefit Pension Plan	$—	$1,753	$1,841
Defined Benefit Postretirement Healthcare Plan	$233	$233	$466
Supplemental Non-qualified Defined Benefit Plans	$115	$115	$240

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments for which the carrying amount did not equal the fair value were as follows (in thousands) as of:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a) (b)	$340,105	$447,036	$340,035	$412,894
_________________

(a)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy.

(b)	Carrying amount of long-term debt is net of deferred financing costs.

(8)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$15,316	$7,477
Non-cash (decrease) to money pool notes receivable, net	$—	$(26,000)
Non-cash dividend to Parent	$—	$26,000

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(11,342)	$(10,930)

(9)	COMMITMENTS AND CONTINGENCIES

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2018 Annual Report on Form 10-K.

(10)	LEASES

We have a ground lease for the Wygen III generating facility with an affiliate and communication tower site and operation center facility leases with third parties. Our leases have remaining terms ranging from less than one year to 30 years.
The components of lease expense were as follows (in thousands):

	Income Statement Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Operations and maintenance	$228	$456
Variable lease cost	Operations and maintenance	39	82
Total lease cost		$267	$538

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Location	As of June 30, 2019
Assets:
Operating lease assets	Other assets, non-current	$14,244
Total lease assets		$14,244

Liabilities:
Current:
Operating leases	Accrued liabilities	$268

Noncurrent:
Operating leases	Other deferred credits and other liabilities	13,993
Total lease liabilities		$14,261

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$451
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

As of June 30, 2019
Weighted average remaining lease term (years):
Operating leases	30 years

Weighted average discount rate:
Operating leases	4.4%

Scheduled maturities of operating lease liabilities for future years were as follows (in thousands):

Total
2019 (a)	$463
2020	856
2021	856
2022	856
2023	853
Thereafter	21,947
Total lease payments	$25,831
Less imputed interest	11,570
Present value of lease liabilities	$14,261

(a)	Includes lease obligations for the remaining six months of 2019.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

On July 23, 2019, Fitch affirmed South Dakota Electric’s credit rating at A.

South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready Service Tariffs and related jointly-filed CPCN to construct the $57 million, 40-megawatt Corriedale Wind Energy Project. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial and industrial customers and governmental agencies. The project is expected to be in service in 2020.

South Dakota Electric continued construction on a 175-mile electric transmission line from Stegall, Nebraska to Rapid City, South Dakota. The 94-mile final segment of the transmission line is expected to be in service in the fall of 2019.

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

Gross margin is calculated as operating revenue less cost of fuel and purchased power. Our gross margin is impacted by the fluctuations in purchased power, natural gas and other fuel supply costs. However, while these fluctuating costs impact gross margin as a percentage of revenue, they only impact total gross margin if the costs cannot be passed through to our customers.

Our gross margin measure may not be comparable to other companies’ gross margin measure. Furthermore, this measure is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

The following tables provide certain financial information and operating statistics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(in thousands)
Revenue	$69,246	$70,676	$(1,430)	$148,287	$144,491	$3,796
Fuel and purchased power	18,381	20,753	(2,372)	41,114	43,193	(2,079)
Gross margin (non-GAAP)	50,865	49,923	942	107,173	101,298	5,875

Operating expenses	33,555	30,428	3,127	65,221	61,439	3,782
Operating income	17,310	19,495	(2,185)	41,952	39,859	2,093

Interest income (expense), net	(5,277)	(5,379)	102	(10,709)	(10,803)	94
Other income (expense), net	291	(242)	533	(84)	(359)	275
Income tax expense	(2,176)	(2,749)	573	(5,514)	(5,812)	298
Net income	$10,148	$11,125	$(977)	$25,645	$22,885	$2,760

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018. Net income was $26 million compared to $23 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to a $3.2 million reduction in the purchased power capacity charges and higher rider revenues of $1.4 million related to transmission investment recovery. Higher power marketing revenue, customer growth, and favorable weather, comprised the remainder of the increase.

Operating expenses increased primarily due to higher outside services expenses and higher employee costs driven by increased headcount partially offset by a decrease in expenses due to generation outages.

	Electric Revenue by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands)
	2019	Percentage Change	2018	2019	Percentage Change	2018
Residential	$15,570	(5)%	$16,426	$36,760	(2)%	$37,487
Commercial	22,131	(6)%	23,538	45,275	(4)%	47,082
Industrial	8,576	5%	8,170	16,933	3%	16,446
Municipal	776	(11)%	876	1,557	(8)%	1,687
Total retail revenue	47,053	(4)%	49,010	100,525	(2)%	102,702
Wholesale (a)	6,780	(17)%	8,191	15,123	(12)%	17,241
Market - off-system sales (b)	2,393	(31)%	3,449	7,063	23%	5,724
Other revenue (c)	13,020	30%	10,026	25,576	36%	18,824
Total revenue	$69,246	(2)%	$70,676	$148,287	3%	$144,491
____________________

(a)	Decrease for the six months ended June 30, 2019 was primarily driven by prior year increased volumes on long-term wholesale contracts.

(b)	Increase for the six months ended June 30, 2019 was driven by weather and energy prices.

(c)
Increase for the six months ended June 30, 2019 was primarily due to the prior year reserve to revenue to reflect the reduction of the lower federal income tax rate from the TCJA on our existing rate tariffs.

	Megawatt Hours Sold by Customer Type
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
Residential	114,399	(1)%	115,905	284,335	2%	279,018
Commercial	180,966	(3)%	186,784	375,760	(2)%	381,715
Industrial	112,623	6%	106,100	220,819	5%	210,402
Municipal	6,756	(10)%	7,479	14,329	(4)%	14,982
Total retail quantity sold	414,744	—%	416,268	895,243	1%	886,117
Wholesale	194,222	(11)%	218,132	417,242	(8)%	455,836
Market - off-system sales	113,014	(20)%	141,866	212,586	(9)%	233,968
Total quantity sold	721,980	(7)%	776,266	1,525,071	(3)%	1,575,921
Losses and Company use (a)	35,660	(42)%	61,677	77,570	(14)%	90,199
Total energy	757,640	(10)%	837,943	1,602,641	(4)%	1,666,120
____________________

(a)	Includes company uses, line losses, and excess exchange production.

	Megawatt Hours Generated and Purchased
	Three Months Ended June 30,			Six Months Ended June 30,
Generated -	2019	Percentage Change	2018	2019	Percentage Change	2018
Coal-fired (a)	287,201	(26)%	388,081	696,867	(11)%	787,168
Natural Gas and Oil (b)	28,724	21%	23,758	76,427	107%	36,865
Total generated	315,925	(23)%	411,839	773,294	(6)%	824,033

Total purchased	441,715	4%	426,104	829,347	(2)%	842,087
Total generated and purchased	757,640	(10)%	837,943	1,602,641	(4)%	1,666,120
____________________
(a) Decrease for the six months ended June 30, 2019 is due to planned outages at Neil Simpson II and Wygen III and unplanned outages at Wyodak Plant.
(b) Increase is primarily due to low natural gas prices and the ability to generate at a lower cost than to purchase generation on the open market for the six months ended June 30, 2019.

	Power Plant Availability
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Coal-fired plants (a)	71.9%	91.3%	85.0%	92.1%
Other plants (b)	79.7%	97.5%	83.5%	98.4%
Total availability	76.0%	94.6%	84.2%	95.5%
____________________

(a)	2019 included planned outages at Neil Simpson II and Wygen III unplanned outages at Wyodak Plant, and 2018 included planned outages at Neil Simpson II and Wyodak Plant.

(b)	2019 included planned outages at Neil Simpson CT and Lange CT.

	Degree Days				Degree Days
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal

Heating degree days	1,279	25%	1,037	1%	5,195	23%	4,736	12%
Cooling degree days	38	(62)%	132	33%	38	(62)%	132	33%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at June 30, 2019:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________

(a)	On April 30, 2019, S&P affirmed A rating.

(b)	On December 12, 2018, Moody’s affirmed A1 rating.

(c)	On July 23, 2019, Fitch affirmed A rating.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2019. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 6, 2019