Form 10-Q
period 2019-09-30
BLACK HILLS POWER INC
filed 2019-11-05
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

	Commission File Number	1-7978

Black Hills Power, Inc.
Incorporated in	South Dakota	IRS Identification Number		46-0111677
7001 Mount Rushmore Road	Rapid City		South Dakota	57702

Registrant’s telephone number		(605)	721-1700
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

As of October 31, 2019, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

Horizon Point	BHC Corporate headquarters building in Rapid City, South Dakota, which was completed in 2017.
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
Parent	Black Hills Corporation
SDPUC	South Dakota Public Utilities Commission
SEC	U. S. Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
South Dakota Electric	Black Hills Power, which includes operations in South Dakota, Wyoming and Montana
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
TCJA	Tax Cuts and Jobs Act enacted December 22, 2017
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corp., an indirect, wholly-owned subsidiary of BHC
Wygen III	110 MW mine-mouth coal-fired power plant in which BHP owns a 52% interest, MDU owns a 25% interest and the City of Gillette owns the remaining 23% interest. BHP operates the plant.
Wyodak Plant	Wyodak, a 362 MW mine-mouth coal-fired plant in Gillette, Wyoming, owned 80% by Pacificorp and 20% by South Dakota Electric. Our WRDC mine supplies all of the fuel for the plant.
Wyoming Electric	Includes Cheyenne Light’s electric utility operations

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2019	2018	2019	2018
	(in thousands)
Revenue	$77,022	$78,067	$225,309	$222,558

Operating expenses:
Fuel and purchased power	21,805	25,207	62,919	68,400
Operations and maintenance	20,885	19,851	61,570	57,430
Depreciation and amortization	10,328	9,950	30,762	29,700
Taxes - property	2,000	1,631	6,102	5,741
Total operating expenses	55,018	56,639	161,353	161,271

Operating income	22,004	21,428	63,956	61,287

Other income (expense):
Interest charges -
Interest expense incurred (including amortization of debt issuance costs, premiums, and discounts)	(6,101)	(5,632)	(17,807)	(16,873)
Allowance for funds used during construction - borrowed	456	199	1,166	399
Interest income	316	250	603	488
Other income (expense), net	112	(247)	28	(606)
Total other income (expense), net	(5,217)	(5,430)	(16,010)	(16,592)

Income before income taxes	16,787	15,998	47,946	44,695
Income tax expense	(3,044)	(2,681)	(8,558)	(8,493)
Net income	13,743	13,317	39,388	36,202

Other comprehensive income (loss), net of tax:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(3), $(6), $(10) and $(17), respectively)	13	10	38	31
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(3), $(9), $(10) and $(27), respectively)	12	17	38	51
Other comprehensive income (loss), net of tax	25	27	76	82

Comprehensive income	$13,768	$13,344	$39,464	$36,284

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

	As of
(unaudited)	September 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets:
Cash	$5	$112
Accounts receivable, net	24,154	28,431
Accounts receivable from affiliates	6,721	8,119
Materials, supplies and fuel	26,190	24,853
Regulatory assets, current	20,555	19,052
Other current assets	4,296	4,538
Total current assets	81,921	85,105

Investments	4,860	4,889

Property, plant and equipment	1,454,337	1,381,045
Less: accumulated depreciation and amortization	(393,013)	(376,160)
Total property, plant and equipment, net	1,061,324	1,004,885

Other assets:
Regulatory assets, non-current	54,234	56,680
Other assets, non-current	24,006	9,729
Total other assets, non-current	78,240	66,409

TOTAL ASSETS	$1,226,345	$1,161,288

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(Continued)

	As of
(unaudited)	September 30, 2019	December 31, 2018
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$17,492	$25,122
Accounts payable to affiliates	26,648	25,804
Accrued liabilities	45,223	34,193
Money pool notes payable	17,370	38,690
Notes payable to Parent	25,000	—
Regulatory liabilities, current	2,821	2,574
Total current liabilities	134,554	126,383

Long-term debt	340,141	340,035

Deferred credits and other liabilities:
Deferred income tax liabilities, net	116,965	114,009
Regulatory liabilities, non-current	162,821	160,642
Benefit plan liabilities	12,823	14,606
Other deferred credits and other liabilities	15,337	1,368
Total deferred credits and other liabilities	307,946	290,625

Commitments and contingencies (Notes 5, 6 and 9)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	381,528	342,145
Accumulated other comprehensive loss	(815)	(891)
Total stockholder’s equity	443,704	404,245

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,226,345	$1,161,288

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Operating activities:
Net income	$39,388	$36,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,762	29,700
Deferred income tax	951	4,619
Employee benefits	584	1,139
Other adjustments, net	2,559	2,123
Change in operating assets and liabilities:
Accounts receivable and other current assets	4,290	224
Accounts payable and other current liabilities	9,370	2,337
Regulatory assets - current	(2,306)	2,004
Regulatory liabilities - current	298	8,224
Contributions to defined benefit pension plan	(1,753)	(1,795)
Other operating activities, net	(667)	(1,400)
Net cash provided by (used in) operating activities	83,476	83,377

Investing activities:
Property, plant and equipment additions	(86,395)	(47,527)
Proceeds from sale of assets	—	4,994
Other investing activities	(868)	(5,338)
Net cash provided by (used in) investing activities	(87,263)	(47,871)

Financing activities:
Change in money pool notes payable, net	(21,320)	(35,509)
Notes payable to Parent	25,000	—
Net cash provided by (used in) financing activities	3,680	(35,509)

Net change in cash	(107)	(3)

Cash, beginning of period	112	16
Cash, end of period	$5	$13

See Note 8 for supplemental cash flow information.

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

(unaudited)	Common Stock
(in thousands, except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2018	23,416,396	$23,416	$39,575	$342,145	$(891)	$404,245
Net income (loss) available for common stock	—	—	—	15,497	—	15,497
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Cumulative effect of ASC 842 implementation	—	—	—	(7)	—	(7)
Other adjustments	—	—	—	1	—	1
March 31, 2019	23,416,396	$23,416	$39,575	$357,636	$(879)	$419,748
Net income (loss) available for common stock	—	—	—	10,148	—	10,148
Other comprehensive income (loss), net of tax	—	—	—	—	39	39
Other adjustments	—	—	—	1	—	1
June 30, 2019	23,416,396	$23,416	$39,575	$367,785	$(840)	$429,936
Net income (loss) available for common stock	—	—	—	13,743	—	13,743
Other comprehensive income (loss), net of tax	—	—	—	—	25	25
September 30, 2019	23,416,396	$23,416	$39,575	$381,528	$(815)	$443,704

	Common Stock
(in thousands except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2017	23,416,396	$23,416	$39,575	$332,499	$(1,258)	$394,232
Net income (loss) available for common stock	—	—	—	11,760	—	11,760
Other comprehensive income (loss), net of tax	—	—	—	—	27	27
Dividend to Parent company	—	—	—	(16,000)	—	(16,000)
Other adjustments	—	—	—	1	—	1
March 31, 2018	23,416,396	$23,416	$39,575	$328,260	$(1,231)	$390,020
Net income (loss) available for common stock	—	—	—	11,125	—	11,125
Other comprehensive income (loss), net of tax	—	—	—	—	28	28
Dividend to Parent company	—	—	—	(10,000)	—	(10,000)
June 30, 2018	23,416,396	$23,416	$39,575	$329,385	$(1,203)	$391,173
Net income (loss) available for common stock	—	—	—	13,317	—	13,317
Other comprehensive income (loss), net of tax	—	—	—	—	27	27
Dividend to Parent company	—	—	—	(10,000)	—	(10,000)
Other adjustments	—	—	—	1	—	1
September 30, 2018	23,416,396	$23,416	$39,575	$332,703	$(1,176)	$394,518

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2018 Annual Report on Form 10-K)

(1)    MANAGEMENT’S STATEMENT

The unaudited condensed financial statements included herein have been prepared by Black Hills Power, Inc. (the “Company”, “we”, “us”, or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2018 Annual Report on Form 10-K filed with the SEC.

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2019, December 31, 2018 and September 30, 2018 financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2019 and September 30, 2018, and our financial condition as of September 30, 2019 and December 31, 2018 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

Recently Issued Accounting Standards

Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, ASU 2018-19

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU 2018-19 in November 2018. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. It is effective for interim and annual reporting periods beginning after December 15, 2019, and will be applied on a modified-retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2020. We do not anticipate the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

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

(2)    REVENUE

Revenue Recognition

As of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively known as ASC 606). Revenue is recognized in an amount that reflects the consideration we expect to receive in exchange for goods or services, when control of the promised goods or services is transferred to our customers. The following table depicts the disaggregation of revenue, from contracts with customers by customer type and timing of revenue recognition for the three and nine months ended September 30, 2019 and 2018. Sales tax and other similar taxes are excluded from revenues.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(in thousands)
Customer types:
Retail	$51,056	$49,874	$150,941	$147,040
Wholesale	7,918	8,255	23,041	25,496
Market - off-system sales	5,122	7,625	12,185	13,349
Transmission/Other	12,798	12,183	38,712	36,273
Revenue from contracts with customers	76,894	77,937	224,879	222,158
Other revenues	128	130	430	400
Total revenues	$77,022	$78,067	$225,309	$222,558

Timing of revenue recognition:
Services transferred over time	$76,894	$77,937	$224,879	$222,158
Revenue from contracts with customers	$76,894	$77,937	$224,879	$222,158

Contract Balances

The nature of our primary revenue contracts provides an unconditional right to consideration upon service delivery; therefore, no customer contract assets or liabilities exist. The unconditional right to consideration is represented by the balance in our Accounts receivable and is further discussed in Note 3. We do not typically incur costs that would be capitalized to obtain or fulfill a revenue contract.

(3)	ACCOUNTS RECEIVABLE

Following is a summary of Accounts receivable, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	September 30, 2019	December 31, 2018
Accounts receivable, trade	$14,367	$16,236
Unbilled revenues	9,894	12,333
Less allowance for doubtful accounts	(107)	(138)
Accounts receivable, net	$24,154	$28,431

(4)	REGULATORY ACCOUNTING

Our regulated electric operations are subject to regulation by various state and federal agencies. The accounting policies followed are generally subject to the Uniform System of Accounts of the FERC.

Our regulatory assets and liabilities were as follows (in thousands) as of:

	September 30, 2019	December 31, 2018
Regulatory assets:
Loss on reacquired debt (a)	$1,056	$1,259
Deferred taxes on AFUDC (b)	4,946	5,020
Employee benefit plans and related deferred taxes (c)	19,935	19,868
Deferred energy and fuel cost adjustments (b)	22,270	20,334
Deferred taxes on flow through accounting (c)	9,392	8,749
Decommissioning costs (a)	6,654	8,196
Vegetation management (a)	8,638	10,366
Other regulatory assets (a)	1,898	1,940
Total regulatory assets	$74,789	$75,732
Less current regulatory assets	(20,555)	(19,052)
Regulatory assets, non-current	$54,234	$56,680

Regulatory liabilities:
Cost of removal for utility plant (a)	$56,113	$52,366
Employee benefit plan costs and related deferred taxes (c)	7,518	7,518
Excess deferred income taxes (c)	98,858	100,276
TCJA revenue reserve	2,821	2,523
Other regulatory liabilities (c)	332	533
Total regulatory liabilities	$165,642	$163,216
Less current regulatory liabilities	(2,821)	(2,574)
Regulatory liabilities, non-current	$162,821	$160,642

____________________

(a)	We are allowed a recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory Matters

There have been no significant changes to our Regulatory Matters from those previously disclosed in Note 1 of the Notes to the Financial Statements in our 2018 Annual Report on Form 10-K except as reported below.

Renewable Ready Service Tariffs and Corriedale Wind Energy Project

South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready Service Tariffs and related jointly-filed CPCN to construct the $57 million, 40 MW Corriedale Wind Energy Project. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial, industrial and governmental agency customers. The project is expected to be in service by the end of 2020. In September 2019, the customer subscription period was completed with customer interest fulfilling the 40 MW of available energy. On November 1, 2019, South Dakota Electric filed with the SDPUC an amendment seeking approval to increase the generating capacity under the tariff for the South Dakota portion by 12.5 MW to a total of 32.5 MW.

(5)	RELATED-PARTY TRANSACTIONS

Dividend to Parent

We did not record any dividends for the nine months ended September 30, 2019. We recorded non-cash dividends to our Parent of $36 million and decreased the utility Money pool note receivable by $36 million for the nine months ended September 30, 2018.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	September 30, 2019	December 31, 2018
Accounts receivable from affiliates	$6,721	$8,119
Accounts payable to affiliates	$26,648	$25,804

Money Pool Notes Receivable and Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At September 30, 2019, the average cost of borrowing under the Utility Money Pool was 2.57%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	September 30, 2019	December 31, 2018
Money pool notes payable	$17,370	$38,690

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest income (expense)	$(111)	$(75)	$(582)	$(207)

Notes payable to Parent

	September 30, 2019	December 31, 2018
Notes payable to Parent (a)	$25,000	$—

(a) Note bears interest at 4.51%, expires December 31, 2019, and is eligible for annual renewal. Interest payable related to this note was $0.2 million as of September 30, 2019.

Other related party activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Energy sold to Cheyenne Light	$326	$311	$1,240	$1,515
Rent from electric properties	$896	$908	$2,687	$3,025
Horizon Point shared facility revenues	$3,007	$2,826	$9,020	$8,078

Fuel and purchased power:
Purchases of coal from WRDC	$4,368	$4,161	$12,241	$12,477
Purchase of excess energy from Cheyenne Light	$239	$193	$412	$361
Purchase of renewable wind energy from Cheyenne Light - Happy Jack	$316	$262	$1,193	$1,284
Purchase of renewable wind energy from Cheyenne Light - Silver Sage	$607	$582	$2,201	$2,371
Gas transportation service agreement with Cheyenne Light for firm and interruptible gas transportation	$76	$96	$227	$288

Operations and maintenance:
Corporate support services and fees from Black Hills Service Company	$9,291	$9,836	$28,933	$25,046
Wygen III ground lease with WRDC	$247	$241	$740	$722

(6)	EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$91	$129	$274	$387
Interest cost	603	548	1,808	1,645
Expected return on plan assets	(851)	(887)	(2,554)	(2,660)
Prior service cost	3	11	8	33
Net loss (gain)	305	516	915	1,548
Net periodic benefit cost	$151	$317	$451	$953

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$38	$48	$112	$145
Interest cost	46	45	139	134
Prior service cost (benefit)	(84)	(84)	(252)	(252)
Net periodic benefit cost	$—	$9	$(1)	$27

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost	$29	$27	$86	$81
Net loss (gain)	15	26	48	78
Net periodic benefit cost	$44	$53	$134	$159

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made for 2019 and anticipated contributions for 2019 and 2020 are as follows (in thousands):

	Contributions	Remaining Anticipated Contributions for	Anticipated Contributions for
	Nine Months Ended September 30, 2019	2019	2020
Defined Benefit Pension Plan	$1,753	$—	$1,720
Defined Benefit Postretirement Healthcare Plan	$350	$117	$477
Supplemental Non-qualified Defined Benefit Plans	$173	$58	$217

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments for which the carrying amount did not equal the fair value were as follows (in thousands) as of:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a) (b)	$340,141	$467,040	$340,035	$412,894
_________________

(a)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy.

(b)	Carrying amount of long-term debt is net of deferred financing costs.

(8)	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Non-cash investing and financing activities -
Property, plant and equipment acquired with accrued liabilities	$8,858	$10,540
Non-cash (decrease) to money pool notes receivable, net	$—	$(36,000)
Non-cash dividend to Parent	$—	$36,000

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(14,946)	$(14,104)

(9)	COMMITMENTS AND CONTINGENCIES

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
The components of lease expense were as follows (in thousands):

	Income Statement Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Operations and maintenance	$227	$683
Variable lease cost	Operations and maintenance	39	121
Total lease cost		$266	$804

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Location	As of September 30, 2019
Assets:
Operating lease assets	Other assets, non-current	$14,171
Total lease assets		$14,171

Liabilities:
Current:
Operating leases	Accrued liabilities	$198

Noncurrent:
Operating leases	Other deferred credits and other liabilities	13,993
Total lease liabilities		$14,191

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$676
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

As of September 30, 2019
Weighted average remaining lease term (years):
Operating leases	30 years

Weighted average discount rate:
Operating leases	4.4%

Scheduled maturities of operating lease liabilities for future years were as follows (in thousands):

Total
2019 (a)	$231
2020	856
2021	856
2022	856
2023	853
Thereafter	21,947
Total lease payments	$25,599
Less imputed interest	11,408
Present value of lease liabilities	$14,191

(a)	Includes lease obligations for the remaining three months of 2019.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

Significant Events

On October 15, 2019, Moody’s affirmed South Dakota Electric’s credit rating at A1.

On September 17, 2019, South Dakota Electric completed construction on the final 94-mile segment of a 175-mile electric transmission line from Rapid City, South Dakota, to Stegall, Nebraska. The first 48-mile segment was placed in service on July 25, 2018, and the second 33-mile segment was placed in service on November 20, 2018.

On August 29, 2019, Fitch affirmed South Dakota Electric’s credit rating at A.

South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready Service Tariffs and related jointly-filed CPCN to construct the $57 million, 40-megawatt Corriedale Wind Energy Project. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial, industrial and governmental agency customers. The project is expected to be in service by the end of 2020. In September 2019, the customer subscription period was completed with customer interest fulfilling the 40 MW of available energy. On November 1, 2019, South Dakota Electric filed with the SDPUC an amendment seeking approval to increase the generating capacity under the tariff for the South Dakota portion by 12.5 MW to a total of 32.5 MW.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Variance	2019	2018	Variance
	(in thousands)
Revenue	$77,022	$78,067	$(1,045)	$225,309	$222,558	$2,751
Fuel and purchased power	21,805	25,207	(3,402)	62,919	68,400	(5,481)
Gross margin (non-GAAP)	55,217	52,860	2,357	162,390	154,158	8,232

Operating expenses	33,213	31,432	1,781	98,434	92,871	5,563
Operating income	22,004	21,428	576	63,956	61,287	2,669

Interest income (expense), net	(5,329)	(5,183)	(146)	(16,038)	(15,986)	(52)
Other income (expense), net	112	(247)	359	28	(606)	634
Income tax expense	(3,044)	(2,681)	(363)	(8,558)	(8,493)	(65)
Net income	$13,743	$13,317	$426	$39,388	$36,202	$3,186

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018. Net income was $39 million compared to $36 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to a $4.9 million reduction in the power capacity charges and increased rider revenues of $2.5 million related to transmission investment recovery. Increased industrial usage (partially due to a prior year customer outage), customer growth, and favorable weather comprised the remainder of the increase.

Operating expenses increased primarily due to higher outside services expenses, higher depreciation due to a higher asset base driven by prior and current year capital expenditures, and higher employee costs partially offset by a decrease in expenses due to generation outages.

	Electric Revenue by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	(in thousands)
	2019	Percentage Change	2018	2019	Percentage Change	2018
Residential	$17,215	(4)%	$17,971	$53,975	(3)%	$55,458
Commercial	24,430	(5)%	25,601	69,705	(4)%	72,683
Industrial	8,853	15%	7,685	25,786	7%	24,131
Municipal	896	(11)%	1,005	2,453	(9)%	2,692
Total retail revenue	51,394	(2)%	52,262	151,919	(2)%	154,964
Wholesale (a)	7,917	(4)%	8,255	23,040	(10)%	25,496
Market - off-system sales (b)	5,122	(33)%	7,625	12,185	(9)%	13,349
Other revenue (c)	12,589	27%	9,925	38,165	33%	28,749
Total revenue	$77,022	(1)%	$78,067	$225,309	1%	$222,558
____________________

(a)	Decrease for the nine months ended September 30, 2019 was primarily driven by prior year increased volumes on long-term wholesale contracts.

(b)	Decrease for the nine months ended September 30, 2019 was driven by lower wholesale volume opportunities driven by weather and energy prices.

(c)
Increase for the nine months ended September 30, 2019 was primarily due to the prior year reserve to revenue to reflect the reduction of the lower federal income tax rate from the TCJA on our existing rate tariffs.

	Megawatt Hours Sold by Customer Type
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Percentage Change	2018	2019	Percentage Change	2018
Residential	124,656	—%	125,159	408,991	1%	404,178
Commercial	203,761	—%	204,621	579,521	(1)%	586,336
Industrial (a)	118,792	24%	95,473	339,611	11%	305,875
Municipal	8,399	(7)%	9,070	22,728	(6)%	24,052
Total retail quantity sold	455,608	5%	434,323	1,350,851	2%	1,320,441
Wholesale	211,968	(4)%	221,327	629,210	(7)%	677,163
Market - off-system sales (b)	129,433	(25)%	172,141	342,019	(16)%	406,109
Total quantity sold	797,009	(4)%	827,791	2,322,080	(3)%	2,403,713
Losses and Company use (c)	38,716	(18)%	47,171	116,286	(15)%	137,369
Total energy	835,725	(4)%	874,962	2,438,366	(4)%	2,541,082
____________________

(a)	Increase for the nine months ended September 30, 2019 was primarily due to a prior year customer outage and customer usage growth.

(b)	Decrease for the nine months ended September 30, 2019 was primarily due to lower wholesale volume opportunities driven by weather and energy prices.

(c)	Includes company uses, line losses, and excess exchange production.

	Megawatt Hours Generated and Purchased
	Three Months Ended September 30,			Nine Months Ended September 30,
Generated -	2019	Percentage Change	2018	2019	Percentage Change	2018
Coal-fired	389,565	(5)%	407,936	1,086,432	(9)%	1,195,104
Natural Gas and Oil (a)	99,477	61%	61,744	175,904	78%	98,609
Total generated	489,042	4%	469,680	1,262,336	(2)%	1,293,713

Total purchased (a)	346,683	(14)%	405,282	1,176,030	(6)%	1,247,369
Total generated and purchased	835,725	(4)%	874,962	2,438,366	(4)%	2,541,082
____________________

(a) Increase is primarily due to low natural gas prices and the ability to generate at a lower cost than to purchase generation on the open market for the nine months ended September 30, 2019.

	Power Plant Availability
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Coal-fired plants (a)	94.9%	93.8%	88.3%	92.7%
Other plants (b)	81.8%	96.0%	83.0%	97.6%
Total availability	88.0%	95.0%	85.5%	95.3%
____________________

(a)	2019 included planned outages at Neil Simpson II and Wygen III, unplanned outages at Wyodak Plant and Wygen III, and 2018 included planned outages at Neil Simpson II and Wyodak Plant.

(b)	2019 included planned outages at Neil Simpson CT and Lange CT.

	Degree Days				Degree Days
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal

Heating degree days	175	(22)%	236	5%	5,370	20%	4,972	11%
Cooling degree days	366	(31)%	356	(33)%	404	(36)%	488	(23)%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at September 30, 2019:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________

(a)	On April 30, 2019, S&P affirmed A rating.

(b)	On October 15, 2019, Moody’s affirmed A1 rating.

(c)	On August 29, 2019, Fitch affirmed A rating.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2019. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_________________________

*	Previously filed as part of the filing indicated and incorporated by reference herein.

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

Dated: November 5, 2019