Form 10-K
period 2019-12-31
BLACK HILLS POWER INC
filed 2020-02-18
CIK 12400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended		December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to __________________
	Commission File Number	1-07978

BLACK HILLS POWER, INC.
Incorporated in	South Dakota		IRS Identification Number		46-0111677

7001 Mount Rushmore Road	Rapid City		South Dakota	57702

Registrant’s telephone number, including area code:		(605)	721-1700

Securities registered pursuant to Section 12(b) of the Act:		None

Securities registered pursuant to Section 12(g) of the Act:		None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☐	No	☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☒	No	☐

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at January 31, 2020
Common stock, $1.00 par value	23,416,396	shares

Reduced Disclosure
The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AC	Alternating Current
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update as issued by FASB
Basin Electric	Basin Electric Power Cooperative
BHC	Black Hills Corporation, the Parent of Black Hills Power, Inc.
Black Hills Energy	The name used to conduct the business of our utility company as well as our affiliates.
BHSC	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of BHC (doing business as Black Hills Energy)
Black Hills Utility Holdings	Black Hills Utility Holdings, Inc. a direct, wholly-owned subsidiary of BHC (doing business as Black Hills Energy)
CFTC	United States Commodity Futures Trading Commission
Cheyenne Prairie	132 MW natural gas-fired generating facility in Cheyenne, Wyoming, jointly owned by Wyoming Electric and South Dakota Electric. Cheyenne Prairie was placed into commercial service on October 1, 2014.
City of Gillette	Gillette, Wyoming
Common Use System (CUS)
The Common Use System is a joint transmission system we participate in with Basin Electric and Powder River Energy Corporation. The Common Use System provides transmission service over these utilities' combined 230-kilovolt (kV) and limited 69-kV transmission facilities within areas of southwestern South Dakota and northeastern Wyoming.

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

Corriedale
Wind project near Cheyenne, Wyoming, that will be 52.5 MW wind farm jointly owned by South Dakota Electric and Wyoming Electric and will serve as the dedicated wind energy supply to the Renewable Ready program.

CPCN	Certificate of Public Convenience and Necessity
CT	Combustion turbine
DC	Direct current
DSM	Demand Side Management
ECA	Energy Cost Adjustment -- adjustment that allows us to pass the prudently-incurred cost of fuel, purchased energy and transmission related expenses through to customers.
EIA	Environmental Improvement Adjustment -- annual adjustment mechanism that allows us to recover from customers eligible investments in and expense related to new environmental measures.
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gases
Global Settlement	Settlement with a utilities commission where the revenue requirement is agreed upon, but the specific adjustments used by each party to arrive at the amount are not specified in public rate orders.
Happy Jack	Happy Jack Wind Farm, LLC, a subsidiary of Duke Energy Generation Services

Heating degree day (HDD)
A heating degree day is equivalent to each degree that the average of the high and the low temperature for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the utility industry to measure the relative coldness of weather and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.

Horizon Point	BHC Corporate headquarters building in Rapid City, South Dakota, which was completed in 2017.
IRS	Internal Revenue Service
kV	Kilovolt
LIBOR	London Interbank Offered Rate
MAPP	Mid-Continent Area Power Pool
MDU	Montana-Dakota Utilities Co., a subsidiary of MDU Resources Group, Inc.
MEAN	Municipal Energy Agency of Nebraska
Moody’s	Moody’s Investor Services, Inc.
MTPSC	Montana Public Service Commission
MW	Megawatts
MWh	Megawatt-hours
N/A	Not Applicable
Native load	Energy required to serve customers within our service territory
NAV	Net Asset Value
NERC	North American Electric Reliability Corporation
NOAA	National Oceanic and Atmospheric Administration
NOx	Nitrogen Oxide
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSHA	Occupational Safety and Health Organization
PacifiCorp	PacifiCorp, a wholly owned subsidiary of MidAmerican Energy Holdings Company, itself an affiliate of Berkshire Hathaway
Parent	Black Hills Corporation
System Peak Demand	Represents the highest point of retail usage for a single hour.
PPA	Power Purchase Agreement
PRPA	Platte River Power Authority
PSA	Power Sales Agreement
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
SO2	Sulfur Dioxide
South Dakota Electric
Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in Montana, South Dakota and Wyoming (doing business as Black Hills Energy).

S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
SPP	Southwest Power Pool, Inc. which oversees the bulk electric grid and wholesale power market in the central United States
TCJA	Tax Cuts and Jobs Act enacted on December 22, 2017
TFA	Transmission Facility Adjustment -- annual adjustment mechanism that allows us to recover charges for qualifying new and modified transmission facilities from customers.
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission
WRDC	Wyodak Resources Development Corporation, a direct, wholly-owned subsidiary of Black Hills Non-regulated Holdings (doing business as Black Hills Energy)

Wygen III	110 MW mine-mouth coal-fired power plant in which South Dakota Electric owns a 52% interest, MDU owns a 25% interest and the City of Gillette owns the remaining 23% interest. BHP operates the plant.
Wyodak Plant	Wyodak, a 362 MW mine-mouth coal-fired plant in Gillette, Wyoming, owned 80% by PacifiCorp and 20% by South Dakota Electric. The WRDC mine supplies all of the fuel for the plant.
Wyoming Electric
Cheyenne Light, Fuel and Power Company, a direct, wholly owned subsidiary of Black Hills Corporations, providing electric service to customers in the Cheyenne, Wyoming area (doing business as Black Hills Energy).

Forward-Looking Information

This Form 10-K contains forward-looking statements as defined by the SEC. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “estimates,” “expects,” “intends,” “plans,” “predicts” and similar expressions and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. From time to time, we may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 - Management’s Discussion & Analysis of Financial Condition and Results of Operations.

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Our expectations, beliefs and projections are expressed in good faith and we believe we have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. Nonetheless, our expectations, beliefs or projections may not be achieved or accomplished.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of us are expressly qualified by the risk factors and cautionary statements in this Form 10-K, including statements contained within Item 1A - Risk Factors.

PART I

ITEMS 1 and 2.    BUSINESS AND PROPERTIES

History and Organization

Black Hills Power (“South Dakota Electric,” the “Company,” “we,” “us” and “our”) is a South Dakota corporation doing business as Black Hills Energy. We are a regulated electric utility company headquartered in Rapid City, South Dakota. We began providing electric utility service in 1941. We are a wholly-owned subsidiary of the publicly traded Black Hills Corporation (“Parent” or “BHC”).

Business

We generate, transmit and distribute electricity to approximately 73,000 customers in Montana, South Dakota and Wyoming. We own 445 MW of generation and 3,819 miles of electric transmission and distribution lines. Our electric generating facilities and power purchase agreements provide for the supply of electricity principally to our own distribution systems.

Capacity and Demand. System peak demands for our retail customers for each of the last three years are listed below:

	System Peak Demand (in MW)
	2019		2018		2017
	Summer	Winter	Summer	Winter	Summer	Winter
South Dakota Electric	335	320	355	314	370	310

Regulated Power Plants. As of December 31, 2019, our ownership interests in electric generation plants were as follows:

Unit	Fuel Type	Location	Ownership Interest %	Owned Capacity (MW)	Year Installed
Cheyenne Prairie (a)	Gas	Cheyenne, Wyoming	58%	55.0	2014
Wygen III (b)	Coal	Gillette, Wyoming	52%	57.2	2010
Neil Simpson II	Coal	Gillette, Wyoming	100%	90.0	1995
Wyodak Plant (c)	Coal	Gillette, Wyoming	20%	72.4	1978
Neil Simpson CT	Gas	Gillette, Wyoming	100%	40.0	2000
Lange CT	Gas	Rapid City, South Dakota	100%	40.0	2002
Ben French Diesel #1-5	Oil	Rapid City, South Dakota	100%	10.0	1965
Ben French CTs #1-4	Gas/Oil	Rapid City, South Dakota	100%	80.0	1977-1979
				444.6
_______________________

(a)
Cheyenne Prairie supports the utility customers of Wyoming Electric and us. The facility includes one simple-cycle, 37 MW combustion turbine that is wholly-owned by Wyoming Electric and one combined-cycle, 95 MW unit that is jointly-owned by Wyoming Electric (40 MW) and South Dakota Electric (55 MW).

(b)
We operate Wygen III, a 110 MW mine-mouth coal-fired power plant and own a 52% interest in the facility. MDU owns a 25% interest and the City of Gillette owns the remaining 23% interest. The adjacent WRDC mine furnishes all of the fuel for the plant.

(c)	Wyodak Plant, a 362 MW mine-mouth coal-fired power plant, is owned 80% by PacifiCorp and 20% by us. This baseload plant is operated by PacifiCorp and WRDC mine supplies all of the fuel for the plant.

Our annual weighted average cost of fuel utilized to generate electricity and the average price paid for purchased power (excluding contracted capacity) per MWh for the years ended December 31 were as follows:

Fuel Source (dollars per MWh)	2019	2018	2017
Coal	$11.48	$11.13	$10.96

Natural Gas	$17.24	$29.98	$28.46

Diesel Oil (a)	$202.08	$268.27	$208.86

Total Weighted Average Fuel Cost	$13.17	$12.74	$12.41

Purchased Power - Coal, Gas and Oil	$24.53	$29.01	$28.10

Purchased Power - Renewable Sources	$46.69	$54.31	$53.08
______________

(a)
Included in the Price per MWh for Diesel Oil are unit start-up costs. The diesel-fueled generating units are generally used as supplemental peaking units and the cost per MWh is reflective of how often the units are started and how long the units run.

Our power supply, by resource as a percent of the total power supply for our energy needs for the years ended December 31 was as follows:

Power Supply	2019	2018	2017
Coal	46%	48%	47%
Gas and Oil	8	4	3
Total Generated	54	52	50
Purchased (a)	46	48	50
Total	100%	100%	100%
______________

(a)	Wind represents approximately 13%, 7% and 6% of our purchased power in 2019, 2018, and 2017, respectively.

Power Purchase and Power Sales Agreements. We have executed various PPAs to support our capacity and energy needs beyond our regulated power plants’ generation. We also have various long-term PSAs. Key contracts are disclosed in Note 13 and Note 14 of the Notes to the Financial Statements in this Annual Report on Form 10-K.

Transmission and Distribution. We own electric transmission and distribution systems composed of high voltage lines (greater than 69 kV) and low voltage lines (69 kV or less). We also jointly own an electric transmission system, referred to as the Common Use System, with Basin Electric and Powder River Energy Corporation.

At December 31, 2019, we owned the electric transmission and distribution lines shown below:

	State	Transmission (in Line Miles)	Distribution (in Line Miles)
South Dakota Electric	South Dakota, Wyoming	1,219	2,557
South Dakota Electric - Jointly Owned (a)	South Dakota, Wyoming	43	—
		1,262	2,557
__________________________

(a)
We own 35% of a DC transmission tie that interconnects the Western and Eastern transmission grids, which are independently-operated transmission grids serving the western and eastern United States, respectively. This transmission tie allows us to buy and sell energy in the Eastern grid without having to isolate and physically reconnect load or generation between the two transmission grids, thus enhancing the reliability of our system. It accommodates scheduling transactions in both directions simultaneously, provides additional opportunities to sell excess generation or to make economic purchases to serve our native load and contract obligations, and enables us to take advantage of power price differentials between the two grids. See Note 4 of the Notes to the Financial Statements in this Annual Report on Form 10-K for additional information.

Material contracts are disclosed in Note 13 and Note 14 of the Notes to the Financial Statements in this Annual Report on Form 10-K.

Operating Agreements. Material operating agreements are disclosed in Note 14 of the Notes to the Financial Statements in this Annual Report on Form 10-K. Additional agreements shown below are also key to our operations:

•	Shared Services Agreements -

•
South Dakota Electric, Wyoming Electric, and Black Hills Wyoming are parties to a shared facilities agreement, whereby each entity charges for the use of assets located at the Gillette, Wyoming energy complex by the affiliate entity.

•	South Dakota Electric and Wyoming Electric receive certain staffing and management services from BHSC for Cheyenne Prairie.

•
South Dakota Electric and BHSC are parties to a shared facilities agreement, whereby BHSC is charged for the use of the Horizon Point facility that is owned by South Dakota Electric and BHSC provides certain operations and maintenance services at the facility.

•	Jointly owned facilities agreements are discussed in Note 4 of the Notes to the Financial Statements in this Annual Report on Form 10-K.

Seasonal Variations of Business. We are a seasonal business and weather patterns may impact our operating performance. Demand for electricity is sensitive to seasonal cooling, heating and industrial load requirements, as well as market price. In particular, demand is often greater in the summer and winter months for cooling and heating, respectively.

Competition. We generally have limited competition for the retail generation and distribution of electricity in our service areas. Various legislative or regulatory restructuring and competitive initiatives have been discussed in the states in which our utilities operate. These initiatives would be aimed at increasing competition or providing for distributed generation. To date, these initiative have not had a material impact on our business.

Rates and Regulation. We are subject to the jurisdiction of the public utilities commissions in the states where we operate and the FERC for certain assets. These commissions oversee services and facilities, rates and charges, accounting, valuation of property, depreciation rates and various other matters. The public utility commissions determine the rates we are allowed to charge for our utility services. Rate decisions are influenced by many factors, including the cost of providing service, capital expenditures, the prudence of costs we incur, views concerning appropriate rates of return, general economic conditions and the political environment. Certain commissions also have jurisdiction over the issuance of debt or securities and the creation of liens on property located in their states to secure bonds or other securities. The following table illustrates certain enacted regulatory information with respect to the states in which we operate:

Jurisdic-tion	Authorized Rate of Return on Equity	Authorized Return on Rate Base	Authorized Capital Structure Debt/Equity	Authorized Rate Base (in millions)	Effective Date	Additional Tariffed Mechanisms	Percentage of Off-System Sale Profits Shared with Customers
SD	Global Settlement	7.76%	Global Settlement	$543.9	10/2014	ECA, Energy Efficiency Cost Recovery/DSM, TFA, EIA	70%
WY	9.9%	8.13%	46.7%/53.3%	$46.8	10/2014	ECA	65%
FERC	10.8%	8.76%	43%/57%	$138.4 (a)	2/2009	FERC Transmission Tariff	N/A
__________

(a)
Includes $121.3 million in 2019 rate base for the Common Use System formula rate that is updated annually and $17.1 million in rate base for the DC transmission tie that is based on the approved stated rate from 2005.

Rates for our retail electric service are subject to regulation by the SDPUC for customers in South Dakota, the WPSC for customers in Wyoming and the MTPSC for customers in Montana. Any changes in retail rates are subject to approval by the respective regulatory body. We have rate adjustment mechanisms in South Dakota and Wyoming which provide for pass-through of certain costs related to the purchase, production and/or transmission of electricity. We are also subject to the jurisdiction of FERC with respect to accounting practices and wholesale electricity sales. We have been granted market-based rate authority by FERC and are not required to file cost-based tariffs for wholesale electric rates. Rates charged by us for use of our transmission system are subject to regulation by FERC.

A summary of mechanisms we have in place are shown in the table below:

Electric Utility Jurisdiction	Cost Recovery Mechanisms
	Environmental Cost	Energy Efficiency	Transmission Expense	Fuel Cost	Transmission Capital	Purchased Power
South Dakota Electric (SD)	☑	☑	☑	☑	☑	☑
South Dakota Electric (WY)		☑	☑	☑		☑
South Dakota Electric (FERC)					☑

See Note 7 of the Notes to the Financial Statements in this Annual Report on Form 10-K for information regarding current electric rate activity.

Some of the mechanisms we have in place include:

•
An approved annual EIA tariff which recovers costs associated with generation plant environmental improvements. We also have a TFA tariff which recovers the costs associated with transmission facility improvements. The EIA and TFA were suspended for a six-year moratorium period effective July 1, 2017. On January 7, 2020, we received approval from the SDPUC on a settlement reached with the SDPUC staff agreeing to extend the six-year moratorium period by an additional three years whereby rate increases for these recovery mechanisms will not go into effect prior to July 1, 2026. See Note 7 of the Notes to the Financial Statements in this Annual Report on Form 10-K for further information.

•
An annual ECA which provides for the over or under recovery of fuel, transmission and purchased power cost incurred to serve South Dakota customers. Additionally, this ECA contains an off-system sales sharing mechanism in which South Dakota customers will receive a credit equal to 100% of off-system power marketing operating income from the first $1.0 million of power marketing margin from short-term sales and a credit equal to 70% of power marketing margins from short-term sales in excess of the first $1.0 million. We retain the remaining 30%. For the period of July 1, 2017 through March 31, 2023, the 100% credit of power marketing margin increased from $1.0 million to $2.0 million. The ECA methodology allows us to directly assign renewable resources and firm purchases to the customer load. In Wyoming, a similar fuel and purchased power cost adjustment is also in place.

•
The Common Use System (CUS) has an annual rate determination process that is governed by the FERC formula rate protocols established in the filed FERC joint-access transmission tariff. See Note 7 of the Notes to the Financial Statements in this Annual Report on Form 10-K for further information.

Tariff Filings. See Note 7 of the Notes to the Financial Statements in this Annual Report on Form 10-K for tariff filings and additional information.

Operating Statistics. The following tables provide certain electric utility operating statistics for the years ended December 31:

Heating and Cooling Degree Days
	2019	2018	2017
Actual
Heating degree days	8,284	7,749	6,870
Cooling degree days	404	488	709

Variance from normal
Heating degree days	16%	8%	(4)%
Cooling degree days	(36)%	(23)%	11%

	Electric Revenue (in thousands)			Quantities Sold (MWh)
	2019	2018	2017	2019	2018	2017
Residential	$72,950	$75,319	$72,764	555,519	546,825	526,730
Commercial	92,457	95,509	96,531	766,057	751,479	769,463
Industrial	34,893	32,748	33,464	457,413	407,683	430,300
Municipal	3,248	3,571	3,707	30,415	31,636	33,272
Subtotal Retail Revenue - Electric	203,548	207,147	206,466	1,809,404	1,737,623	1,759,765
Contract Wholesale (a)	19,079	33,687	30,435	368,360	900,854	722,659
Off-system/Power Marketing Wholesale	16,475	17,692	14,271	472,276	518,725	509,963
Other	52,117	39,554	37,261	—	—	—
Total Revenue and Energy Sold	291,219	298,080	288,433	2,650,040	3,157,202	2,992,387
Other Uses, Losses or Generation, net (b)	—	—	—	148,847	203,194	195,005
Total Revenue and Energy	291,219	298,080	288,433	2,798,887	3,360,396	3,187,392
Less cost of fuel and purchased power	73,115	92,886	87,638
Gross Margin (non-GAAP) (c)	$218,104	$205,194	$200,795

(a)
2019 revenue and purchased power, as well as associated quantities, for a certain wholesale contract have been presented on a net basis, which resulted in a decrease of $12 million, or 480,400 MWh, in 2019.  Prior year amounts were presented on a gross basis and, due to their immaterial nature, were not revised.  This 2019 presentation change has no impact on Gross margin.

(b)	Total MWh includes Other Uses, Losses or Generation, net, which is approximately 6%.

(c)
For further information on Gross Margin, see “Non-GAAP Financial Measure” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

	For the year ended December 31,
Quantities Generated and Purchased (MWh)	2019	2018	2017
Coal-fired	1,495,309	1,598,957	1,485,254
Natural Gas and Oil	273,147	135,265	96,661
Total Generated	1,768,456	1,734,222	1,581,915

Purchased (a)	1,030,431	1,626,174	1,605,477
Total Generated and Purchased	2,798,887	3,360,396	3,187,392
_________________________

(a)
2019 purchased power quantities for a certain wholesale contract have been presented on a net basis, which resulted in a decrease of 480,400 MWh in 2019.  Prior year amounts were presented on a gross basis and, due to their immaterial nature, were not revised.  This 2019 presentation change has no impact on Gross margin.

Utility Regulation Characteristics

State Regulation

Certain states where we conduct electric utility operations have adopted renewable energy portfolio standards that require or encourage us to source, by a certain future date, a minimum percentage of the electricity delivered to customers from renewable energy generation facilities. At December 31, 2019, we were subject to the following renewable energy portfolio standards or objectives:

•
Montana. In 2005, Montana established a renewable portfolio standard that requires public utilities to obtain a percentage of their retail electricity sales from eligible renewable resources. In March 2013, South Dakota Electric filed a petition with the MTPSC requesting a waiver of the renewable portfolio standards primarily due to exceeding the applicable “cost cap” included in the standards. In March 2013, the Montana Legislature adopted legislation that had the effect of excluding South Dakota Electric from all renewable portfolio standard requirements under State Senate Bill 164, primarily due to the very low number of customers South Dakota Electric has in Montana and the relatively high cost of meeting the renewable requirements.

•
South Dakota. South Dakota has adopted a renewable portfolio objective that encourages, but does not mandate utilities to generate, or cause to be generated, at least 10% of their retail electricity supply from renewable energy sources by 2015.

•	Wyoming. Wyoming currently has no renewable energy portfolio standard.

Absent a specific renewable energy mandate in the territories we serve, our current strategy is to proactively integrate alternative and renewable energy into our utility energy supply while mitigating customer rate impacts. Mandatory portfolio standards have increased, and will likely continue to increase the power supply costs of our electric utility operations. Although we will seek to recover these higher costs in rates, we can provide no assurance that we will be able to secure full recovery of the costs we pay to be in compliance with standards or objectives. We cannot at this time reasonably forecast the potential costs associated with any new renewable energy standards that have been or may be proposed at the federal or state level.

Federal Regulation

Federal Power Act. The Federal Power Act gives FERC exclusive rate-making jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the Federal Power Act, all public utilities subject to FERC’s jurisdiction must maintain tariffs and rate schedules on file with FERC that govern the rates, and terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services. Public utilities are also subject to accounting, record-keeping and reporting requirements administered by FERC. FERC also places certain limitations on transactions between public utilities and their affiliates. We provide FERC-jurisdictional services subject to FERC’s oversight.

We are authorized by FERC to make wholesale sales of electric capacity and energy at market-based rates under tariffs on file with FERC. As a condition of our market-based rate authority, we file Electric Quarterly Reports with FERC. We own and operate FERC-jurisdictional interstate transmission facilities and provide open access transmission service under tariffs on file with FERC. We are subject to routine audit by FERC with respect to our compliance with FERC’s regulations.

The Federal Power Act authorizes FERC to certify and oversee a national electric reliability organization with authority to promulgate and enforce mandatory reliability standards applicable to all users, owners and operators of the bulk-power system. FERC has certified NERC as the electric reliability organization. NERC has promulgated mandatory reliability standards and NERC, in conjunction with regional reliability organizations that operate under FERC’s and NERC’s authority and oversight, enforces those mandatory reliability standards.

Environmental Matters

Water Issues. Our facilities are subject to a variety of state and federal regulations governing existing and potential water/ wastewater discharges and protection of surface waters from oil pollution. Generally, such regulations are promulgated under the Clean Water Act and govern overall water/wastewater discharges through EPA’s surface water discharge and storm water permits. All of our facilities that are required to have such permits have those permits in place and are in compliance with discharge limitations and plan implementation requirements. The EPA proposed effluent limitation guidelines and standards on June 7, 2013, and published the final rule on November 3, 2015. In 2017, the EPA postponed the implementation of the rule and set a timeline in 2018 to revise the rule. To date, the rule is being reviewed by the Office of Management and Budget. This rule will have an impact on the Wyodak Plant. Until the EPA issues the rule for publication, we cannot quantify what the potential impact may be on the Wyodak Plant. The terms of this new regulation may impact the next permit renewal which will be in 2020.

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

Regional Haze (Impacts to the Wyodak Power Plant). The EPA Regional Haze rule was promulgated to improve visibility in our National Parks and Wilderness Areas. The State of Wyoming proposed controls in its Regional Haze State Implementation Plan (SIP) which allowed PacifiCorp to install low-NOx burners in the Wyodak Plant, of which we own 20%. The EPA did not agree with the State of Wyoming’s determination and overruled it in a Federal Implementation Plan (FIP). The State of Wyoming and other interested parties are challenging the EPA’s determination. If the challenge is unsuccessful, additional capital investment would be necessary to bring the Wyodak Plant into compliance. Our 20% share of this capital investment for the facility would be approximately $27 million if PacifiCorp is required to install a Selective Catalytic Reactor for NOx control. The case is currently held in abeyance in the 10th Circuit Court as the parties work on a settlement. Basin Electric, who is part of the legal action, settled with the EPA. In lieu of going to court, PacifiCorp entered into mediation with the EPA and conservation groups. PacifiCorp submitted a “Request for Reconsideration” on October 24, 2019 to the EPA and provided a copy to the court. The purpose of the submittal is to revisit the emission impacts and cost of additional investment.

Affordable Clean Energy Rule. The EPA was directed to repeal, revise, and replace the Clean Power Plan rule. On August 31, 2018, the EPA published the proposed Affordable Clean Energy rule. The rule focuses on heat rate improvements on coal-fired boiler units. In July 2019, the rule was finalized and applies only to our coal-fired plants. These plants have implemented, or plan to implement, a majority of the efficiency requirements listed in the rule.

Environmental risk changes constantly with the implementation of new or modified regulations, changing stakeholder interests and needs, and through the introduction of innovative work practices and technologies. We assess risk annually and develop mitigation strategies to successfully and responsibly manage and ensure compliance across the enterprise. For additional information on environmental matters, see Item 1A and Note 13 of the Notes to the Financial Statements in this Annual Report on Form 10-K.

Other Properties

In addition to the facilities previously disclosed in Items 1 and 2, we own several facilities throughout our service territories. Our owned facilities are as follows:

•	In Rapid City, South Dakota, we have a 220,000 square foot corporate headquarters building, Horizon Point, which was completed in 2017.

•	In South Dakota and Wyoming, we own various office, service center, storage, shop and warehouse space totaling approximately 103,000 square feet.

Substantially all of our tangible utility properties are subject to liens securing first mortgage bonds.

Employees

At December 31, 2019, we had 217 employees. Approximately 62% of our employees are represented by a union. We have not experienced any labor stoppages in recent years. At December 31, 2019, approximately 30% of our employees were eligible for regular (age 65 with at least 5 years of service) or early (ages 55 to 64 with at least 5 years of service) retirement.

At December 31, 2019, certain employees were covered by the following collective bargaining agreement:

Utility	Number of Employees	Union Affiliation	Expiration Date of Collective Bargaining Agreement
South Dakota Electric	135	IBEW Local 1250	March 31, 2024

ITEM 1A.    RISK FACTORS

OPERATING RISKS

The nature of our business subjects us to a number of uncertainties and risks. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. These risk factors and other risk factors that we discuss in our periodic reports filed with the SEC should be considered for a better understanding of our Company.

Our continued success is dependent on execution of our strategic business plans and growth strategy.

Our results of operations depend, in significant part, on our ability to execute our strategic business plans and growth strategy. Technology advancements, disruptive forces and innovations in the marketplace and changing business or regulatory conditions may negatively impact our current plans and strategies. An inability to successfully and timely adapt to changing conditions could materially affect our financial operating results including earnings, cash flow and liquidity.

We may be subject to unfavorable federal and state regulatory outcomes.

Our regulated Electric Utility is subject to cost-of-service regulation and earnings oversight from federal and three state utility commissions. This regulatory treatment does not provide any assurance as to achievement of desired earnings levels. Our retail electric utility rates are regulated on a state-by-state basis by the relevant state regulatory authorities based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. The rates that we are allowed to charge may or may not match our related costs and allowed return on invested capital at any given time. While rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that each state public utility commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will result in full recovery of our costs and the allowed return on invested capital. In addition, rate decisions could be influenced by many factors, including general economic conditions and the political environment.

Our Electric Utility is permitted to recover certain costs (such as increased fuel and purchased power costs) outside of a base rate review. To the extent we are able to pass through such costs to our customers, and the state utility commission subsequently determines that such costs should not have been paid by the customers, we may be required to refund such costs. Any such costs not recovered through rates, or any such refund, could adversely affect financial operating results including earnings, cash flow and liquidity.

We may be subject to future laws, regulations, or actions associated with fossil-fuel generation and GHG emissions.

We own and operate regulated electric power plants that burn fossil fuels (natural gas and coal). This business activity is subject to evolving public concern regarding fossil fuels, GHG emissions (such as carbon dioxide and methane) and their impact on the climate.

Increased rules and regulations associated with fossil fuels and GHG emissions could result in the impairment or retirement of some of our existing or future transmission, distribution and generation facilities. Further, these rules could create the need to purchase or build clean-energy fuel sources to fulfill obligations to our customers. These actions could also result in increased operating costs which could adversely impact customers and our financial operating results including earnings, cash flow and liquidity.

Our financial performance depends on the successful management of our facilities operations, including ongoing operation, construction, expansion, and refurbishment.

Operation, construction, expansion and refurbishment of electric generating facilities and electric transmission and distribution systems involve risks that could result in fires, explosions, property damage and personal injury, including death. These risks include:

•
Inherent dangers. Electricity is dangerous for employees and the general public; contact with power lines and electrical facilities and equipment can result in fires and explosions, causing significant property damage and personal injuries, including death;

•
Weather, natural conditions and disasters. Severe weather events could negatively impact operations, including our ability to provide energy safely and reliably and our ability to complete construction, expansion or refurbishment of facilities as planned. Extreme natural conditions and other disasters such as wind, lightning, flooding and winter storms, can cause wildfires, electric transmission or distribution pole failures, outages, property damage and personal injury;

•	Operating hazards. Operating hazards such as leaks, mechanical problems and accidents, including fires or explosions could impact employee and public safety, reliability and customer confidence;

•
Labor and labor relations. The cost of recruiting and retaining skilled technical labor or the unavailability of such resources could have a negative impact on our operations. Our ability to transition and replace our retirement-eligible utility employees is a risk; at December 31, 2019, approximately 30% of our employees were eligible for regular or early retirement. Our ability to avoid or minimize supply interruptions, work stoppages and labor disputes is also a risk; approximately 62% of our employees are represented by a collective bargaining agreement;

•
Equipment and processes. Breakdown or failure of equipment or processes, the unavailability or increased cost of equipment, and performance below expected levels of output or efficiency could negatively impact our results of operations. New plants may employ recently developed and technologically complex equipment, including newer environmental emission control technology;

•
Disrupted transmission and distribution. We depend on transmission and distribution facilities, including those operated by unaffiliated parties, to deliver the electricity that we sell to our retail and wholesale customers. If transmission is interrupted physically, mechanically, or with cyber means, our ability to sell or deliver product and satisfy our contractual obligations may be hindered;

•
Interruptions to supply of fuel and other commodities used in generation and distribution. We purchase fuel from a number of suppliers. Our results of operations could be negatively impacted by disruptions in the delivery of fuel due to various factors, including but not limited to, transportation delays, labor relations, weather and environmental regulations, which could limit our utility’s ability to operate facilities;

•	Replacement power. The cost of supplying or securing replacement power during scheduled and unscheduled outages of generation facilities could negatively impact our results of operations;

•
Governmental permits. The inability to obtain required governmental permits and approvals along with the cost of complying with or satisfying conditions imposed upon such approvals could negatively impact our ability to operate and our results of operations;

•
Operational limitations. Operational limitations imposed by environmental and other regulatory requirements and contractual agreements, including those that restrict the timing of generation plant scheduled outages, could negatively impact our results of operations;

•
Increased costs. Increased capital and operating costs to comply with increasingly stringent environmental laws and regulations; unexpected engineering, environmental and geological problems; and unanticipated cost overruns could negatively impact our results of operations;

•	Public opposition. Opposition by members of public or special-interest groups could negatively impact our ability to operate our businesses; and

•
Disruption in the functioning of our information technology and network infrastructure which is vulnerable to disability, failures and unauthorized access. If our information technology systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions.

The ongoing operation of our business involves the risks described above. Any of these risks could cause us to experience negative financial results and damage to our reputation and public confidence. These risks could cause us to incur significant costs, be unable to deliver energy and/or operate below expected capacity levels, which in turn could reduce revenues or cause us to incur higher operating and maintenance costs and penalties. While we maintain insurance and we obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance and our rights under contracts, warranties or performance guarantees may not be timely or adequate to cover lost revenues, increased expenses, liability or liquidated damage payments.

Our energy production, transmission and distribution activities involve numerous risks that may result in accidents and other catastrophic events.

Inherent in our business is a variety of hazards and operating risks, such as leaks, blowouts, fires, releases of hazardous materials, explosions and operational problems. Many of our transmission and distribution assets are located near populated residential areas, commercial business centers and industrial sites.

These hazards could result in injury or loss of human life, cause environmental pollution, significantly damage property or natural resources and impair our ability to operate our facilities. While we maintain liability and property insurance coverage, such policies are subject to certain limits and deductibles. The occurrence of any of these events may not be fully covered by our insurance and could have a material adverse effect on our financial operating results including earnings, cash flow and liquidity.

Customer growth and usage in our service territories may fluctuate with current economic conditions, emerging technologies or responses to price increases.

Our financial operating results are impacted by demand in our service territories. Customer growth and usage may be impacted by a number of factors, including the voluntary reduction of consumption of electricity by our customers in response to increases in prices and energy efficiency programs, economic conditions impacting decreases in customers’ disposable income and the use of distributed generation resources or other emerging technologies. Continued technological improvements may make customer and third-party distributed generation and energy storage systems, including fuel cells, micro-turbines, wind turbines, solar cells and batteries, more cost effective and feasible for our customers. If more customers utilize their own generation, demand for energy from us would decline. Such developments could affect the price of energy and delivery of energy, require further improvements to our distribution systems to address changing load demands and could make portions of our electric system power supply and transmission and/or distribution facilities obsolete prior to the end of their useful lives.  Each of these factors could materially affect our financial operating results including earnings, cash flow and liquidity.

Cyberattacks, terrorism, or other malicious acts could disrupt our operations, or lead to a loss or misuse of confidential and proprietary information.

To effectively operate our business, we rely upon a sophisticated electronic control system, SCADA, information technology systems and network infrastructure to collect and retain sensitive information including personal information about our customers and employees. Cyberattacks, terrorism or other malicious acts targeting electronic control systems could result in a full or partial disruption of our operations. Attacks targeting other key information technology systems, including our third-party vendors’ information systems, could further add to a full or partial disruption of our operations. Any disruption of these operations could result in a loss of service to customers and a significant decrease in revenues, as well as significant expense to repair system damage and remedy security breaches. Any theft, loss and/or fraudulent use of customer, shareowner, employee or proprietary data could subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.

We have instituted security measures and safeguards to protect our operational systems and information technology assets, including certain safeguards required by FERC. The security measures and safeguards we have implemented may not always be effective. Despite our implementation of security measures and safeguards, all of our information technology systems may be vulnerable to disability, failures or unauthorized access.

Risks associated with deployment of capital may impact our ability to execute our business plans and growth strategy.

We have significant capital investment programs planned for the next five years. The successful execution of our capital investment strategy depends on, or could be affected by, a variety of factors that include, but are not limited to: extreme weather conditions, effective management of projects, availability of qualified construction personnel, including contractors, changes in commodity and other prices, governmental approvals and permitting and regulatory cost recovery.

Weather conditions may cause fluctuation in customer usage as well as service disruptions.

Our utility business is seasonal and weather conditions and patterns can have a material impact on our operating performance. Demand for electricity is typically greater in the summer and winter months associated with cooling and heating, respectively. Accordingly, our utility operations have historically generated lower revenues and income when weather conditions are cooler than normal in the summer and warmer than normal in the winter. Unusually mild summers and winters, therefore, could have an adverse effect on our results of operations, financial position or cash flows.

Our business is located in areas that could be subject to severe weather events such as snow and ice storms, tornadoes, strong winds, significant thunderstorms, flooding and drought. These events could result in lost operating revenues due to outages, property damage, including inoperable generation facilities and downed transmission and distribution lines, and storm restoration activities. We may not be able to recover the costs incurred following these weather events resulting in a negative impact on our financial operating results including earnings, cash flow and liquidity.

We may be subject to increased risks of regulatory penalties.

Business activities in the energy sector are heavily regulated, primarily by agencies of the federal government. Many agencies employ mandatory civil penalty structures for regulatory violations. The FERC, NERC, CFTC, EPA, OSHA and SEC may impose significant civil and criminal penalties to enforce compliance requirements relative to our business, which could have a material adverse effect on our financial operating results including earnings, cash flow and liquidity.

Certain Federal laws provide special protection to certain designated animal species. These laws and any state equivalents provide for significant civil and criminal penalties for non-permitted activities that result in harm to or harassment of certain protected animals, including damage to their habitats. If such species are located in an area in which we conduct operations, or if additional species in those areas become subject to protection, our operations and development projects, particularly transmission, generation and wind projects, could be restricted or delayed, or we could be required to implement expensive mitigation measures.

Municipal governments may seek to limit or deny our franchise privileges.

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

FINANCING RISKS

A sub-investment grade credit rating could impact our ability to access capital markets.

Our issuer credit rating is A1 by Moody’s, A by S&P and A by Fitch. Reduction of our credit ratings could impair our ability to refinance or repay our existing debt and complete new financings on reasonable terms, if at all. A credit rating downgrade, particularly to sub-investment grade, could also result in counterparties requiring us to post additional collateral under existing or new contracts. In addition, a ratings downgrade would increase our interest expense under some of our existing debt obligations.

Market performance or changes in key valuation assumptions could require us to make significant unplanned contributions to our pension plans and other postretirement benefit plans.

Assumptions related to interest rates, expected return on investments, mortality and other key actuarial assumptions have a significant impact on our funding requirements and the expense recognized related to these plans. An adverse change to key assumptions associated with our defined benefit retirement plans may require significant unplanned contributions to the plans which could adversely affect our financial operating results including earnings, cash flow and liquidity.

We may be unable to obtain financing on reasonable terms needed to refinance debt, fund planned capital expenditures or otherwise execute our operating strategy.

Our ability to execute our operating strategy is highly dependent upon our access to capital. Historically, we have addressed our liquidity needs (including funds required to make scheduled principal and interest payments, refinance debt and fund working capital and planned capital expenditures) with operating cash flow, borrowings under credit facilities, proceeds of debt and equity offerings and proceeds from asset sales. Our ability to access the capital markets and the costs and terms of available financing depend on many factors, including changes in our credit ratings, changes in the federal or state regulatory environment affecting energy companies, volatility in electricity prices and general economic and market conditions.

National and regional economic conditions may cause increased counterparty credit risk, late payments and uncollectible accounts.

A future recession, if one occurs, may lead to an increase in late payments from retail, commercial and industrial utility customers. If late payments and uncollectible accounts increase, earnings and cash flows from our continuing operations may be reduced.

Our ability to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. Our insurance coverage may not provide protection against all significant losses.

Our ability to obtain insurance, as well as the cost of such insurance, could be impacted by developments affecting insurance businesses, international, national, state or local events, as well as the financial condition of insurers. Insurance coverage may not continue to be available at all, or at rates or on terms similar to those presently available to us. A loss for which we are not fully insured could materially and adversely affect our financial results. Our insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which the Company may be subject, including but not limited to environmental hazards, fire-related liability from natural events or inadequate facility maintenance, distribution property losses and cyber-security risks.

Costs associated with our healthcare plans and other benefits could increase significantly.

The costs of providing healthcare benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to healthcare plans for our employees and former employees, will continue to rise. Significant regulatory developments have, and likely will continue to, require changes to our current employee benefit plans and in our administrative and accounting processes. Our electric utility rates are regulated on a state-by-state basis by the relevant state regulatory authorities based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. Within our utility rates we have generally recovered the cost of providing employee benefits. As benefit costs continue to rise, there can be no assurance that the state public utility commissions will allow recovery. The increasing cost, or inadequate recovery of, rising employee benefit costs may adversely affect our financial operating results including earnings, cash flow or liquidity.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. If we are unable to assert that our internal controls over financial reporting are effective, market perception of our business, operating results and stock price could be adversely affected.

ENVIRONMENTAL RISKS

Developments in federal and state laws concerning GHG regulations and air emissions relating to climate could materially increase our generation costs and render some of our generating units uneconomical to operate and maintain.

To the extent climate change occurs, our businesses could be adversely impacted. Warmer temperatures during the heating season or cooler temperatures during the cooling season in our service territories could adversely affect financial results through lower MWh sold and associated lower revenues.

We own and operate regulated fossil-fuel generating plants in South Dakota and Wyoming. Developments under federal and state laws and regulations governing air emissions from fossil-fuel generating plants may result in more stringent emission limitations, which could have a material impact on our costs of operations. Various pending or final state and EPA regulations that will impact our facilities are also discussed in Item 1 of this Annual Report on Form 10-K under the section “Environmental Matters”.

There is uncertainty surrounding current climate regulation due to legal challenges, new federal climate legislation anticipated in the future, or state climate legislation and regulation. We cannot definitively estimate the effect of GHG legislation or regulation on our results of operations, financial position or cash flows.

New or more stringent regulations or other energy efficiency requirements could require us to incur significant additional costs relating to, among other things, the installation of additional emission control equipment, the acceleration of capital expenditures, the purchase of additional emissions allowances or offsets, the acquisition or development of additional energy supply from renewable resources, the closure or reduction of load of coal-fired power generation facilities and potential increased load of our combined cycle natural gas-fired generation units. To the extent our regulated fossil-fuel generating plants are included in rate base we will attempt to recover costs associated with complying with emission standards or other requirements. Any unrecovered costs could have a material impact on our results of operations and financial condition. In addition, future changes in environmental regulations governing air emissions could render some of our power generating units more expensive or uneconomical to operate and maintain; this could cause those generating units to be de-commissioned, potentially resulting in impairment costs. We will attempt to recover any remaining asset value; however, any unrecovered costs could have a material impact on our results of operations and financial condition.

The costs to achieve or maintain compliance with existing or future governmental laws, regulations or requirements, or failure to comply, could increase significantly.

We are subject to numerous environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations may result in increased capital, operating and other costs. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations may require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties. Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets.

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

Information regarding our legal proceedings is incorporated herein by reference to the “Legal Proceedings” sub caption within Item 8, Note 13, “Commitments and Contingencies,” of our Notes to the Financial Statements in this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

All of our common stock is held by our parent company, Black Hills Corporation. Accordingly, there is no established trading market for our common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Our discussion and analysis for the year ended December 31, 2019 compared to 2018 is included herein. For discussion and analysis for the year ended December 31, 2018 compared to 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 20, 2019.

All amounts are presented on a pre-tax basis unless otherwise indicated.

Significant Events

2019 Overview

•
On September 17, 2019, South Dakota Electric completed construction on the final 94-mile segment of a 175-mile electric transmission line from Rapid City, South Dakota, to Stegall, Nebraska. The first 48-mile segment was placed in service on July 25, 2018, and the second 33-mile segment was placed in service on November 20, 2018.

•
In July 2019, South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready program and jointly-filed CPCN to construct Corriedale. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial, industrial and governmental agency customers. In November 2019, South Dakota Electric received approval from SDPUC to increase the offering under the program by 12.5 MW to 32.5 MW. The two electric utilities also received a determination from the WPSC to increase the project to 52.5 MW. The $79 million project is expected to be in service by year-end 2020.

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

Gross margin is calculated as operating revenue less cost of fuel and purchased power. Our gross margin is impacted by the fluctuations in power purchases and other fuel supply costs. However, while these fluctuating costs impact gross margin as a percentage of revenue, they only impact total gross margin if the costs cannot be passed through to our customers.

Our gross margin measure may not be comparable to other companies’ gross margin measure. Furthermore, this measure is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Results of Operations

Operating results were as follows (in thousands):

For the years ended December 31,	2019	Variance	2018	Variance	2017

Revenue (a)	$291,219	$(6,861)	$298,080	$9,647	$288,433
Fuel and purchased power (a)	73,115	(19,771)	92,886	5,248	87,638
Gross margin (non-GAAP)	218,104	12,910	205,194	4,399	200,795
		—		—
Operations and maintenance	134,167	7,308	126,859	9,890	116,969
Operating income	83,937	5,602	$78,335	(5,491)	83,826
		—		—
Interest expense, net	(21,718)	(370)	(21,348)	(968)	(20,380)
Other income (expense), net	(5,816)	(5,146)	(670)	(2,650)	1,980
Income tax expense	(9,501)	1,171	(10,672)	3,456	(14,128)
Net income	$46,902	$1,257	$45,645	$(5,653)	$51,298

(a)
2019 revenue and purchased power, as well as associated quantities, for a certain wholesale contract have been presented on a net basis. This resulted in a decrease of $12 million to both 2019 revenue and fuel and purchased power.  Prior year amounts were presented on a gross basis and, due to their immaterial nature, were not revised.  This 2019 presentation change has no impact on Gross margin.

2019 Compared to 2018

Gross margin increased primarily due to $6.5 million of reduced purchased power capacity charges, $3.4 million of increased rider revenues from new investments and $3.1 million of increased commercial and industrial demand.

Operations and maintenance expense increased primarily due to higher employee costs and outside services expenses.

Other income (expense), net. For the year ended December 31, 2019, we expensed $5.4 million of development costs related to projects we no longer intend to construct.

Income tax expense decreased primarily due to tax benefits for excess deferred tax amortization related to tax reform.

	For the year ended December 31,
Contracted power plant fleet availability (a)	2019	2018	2017
Coal-fired plants (b)	91.0%	92.7%	86.0%
Other plants (c)	85.0%	96.8%	96.4%
Total availability	87.8%	94.9%	91.6%
_________________________

(a)	Availability is calculated using a weighted average based on capacity of our generating fleet.

(b)	2019 included planned outages at Neil Simpson II and Wygen III and unplanned outages at Wyodak Plant and Wygen III.

(c)	2019 included planned outages at Neil Simpson CT and Lange CT.

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms, including collateral requirements. The following table represents our credit rating from each agency’s review which were in effect at December 31, 2019:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________

(a)	On April 30, 2019, S&P affirmed A rating.

(b)	On December 20, 2019, Moody’s affirmed A1 rating.

(c)	On August 29, 2019, Fitch affirmed A rating.

Critical Accounting Policies Involving Significant Accounting Estimates

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

The following discussion of our critical accounting estimates should be read in conjunction with Note 1, “Business Description and Summary of Significant Accounting Policies” of the Notes to the Financial Statements in this Annual Report on Form 10-K.

Regulation

Our utility operations are subject to cost-of-service regulation and earnings oversight from federal and state utility commissions. This regulatory treatment does not provide any assurance as to achievement of desired earnings levels. Our retail electric rates are regulated on a state-by-state basis by the relevant state regulatory commissions based on an analysis of our costs, as reviewed and approved in a regulatory proceeding. The rates that we are allowed to charge may or may not match our related costs and allowed return on invested capital at any given time.

Management continually assesses the probability of future recoveries associated with regulatory assets and future obligations associated with liabilities. Factors such as the current regulatory environment, recently issued rate orders, and historical precedents are considered. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate and our regulatory assets are probable for recovery in current rates or in future rate proceedings.

To some degree, we are permitted to recover certain costs (such as increased fuel and purchased power costs) without having to file a rate review. To the extent we are able to pass through such costs to our customers, and a state public utility commission subsequently determines that such costs should not have been paid by the customers, we may be required to refund such costs. Any such costs not recovered through rates, or any such refund, could adversely affect our results of operations, financial position or cash flows.

As of December 31, 2019 and 2018, we had total regulatory assets of $76 million and $76 million respectively, and total regulatory liabilities of $166 million and $163 million respectively. See Note 7 of the Notes to the Financial Statements for further information.

Income Taxes

We file a federal income tax return with other members of the Parent consolidated group. Each tax-paying entity records income taxes as if it were a separate taxpayer for both federal and state income tax purposes and consolidating adjustments are allocated to the subsidiaries based on separate company computations of taxable income or loss.

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

As of December 31, 2019, we have a regulatory liability associated with TCJA related items of $98 million, completing our accounting for the revaluation of deferred taxes pursuant to the TCJA. A significant portion of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets.

As of December 31, 2019, the Company has amortized $3.1 million of regulatory liability associated with TCJA related items. The portion that was eligible for amortization under the average rate assumption method in 2019, but is awaiting resolution of the treatment of these amounts in future regulatory proceedings, has not been recognized and may be refunded in customer rates at any time in accordance with the resolution of pending or future regulatory proceedings.

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

See Note 9 of the Notes to the Financial Statements in this Annual Report on Form 10-K for additional information.

Pension and Other Postretirement Benefits

As described in Note 12 of the Financial Statements in this Annual Report on Form 10-K, we have a defined benefit pension plan, a post-retirement healthcare plan and non-qualified retirement plans. A Master Trust was established for the investment of assets of the defined benefit pension plan.

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

The 2020 pension benefit cost for our non-contributory funded pension plan is expected to be $2.1 million compared to $0.6 million in 2019. The increase in pension benefit cost is driven primarily by a decrease in the discount rate and lower expected return on assets.

The effect of hypothetical changes to selected assumptions on the pension and other postretirement benefit plans would be as follows in thousands of dollars:

December 31,
Assumptions	Percentage Change	2019 Increase/(Decrease) PBO/APBO (a)	2020 Increase/(Decrease) Expense - Pretax

Pension
Discount rate (b)	+/- 0.5	(3,879)/4,270	(703)/709
Expected return on assets	+/- 0.5	N/A	(282)/282

OPEB
Discount rate (b)	+/- 0.5	(225)/245	9/(10)
Expected return on assets	+/- 0.5	N/A	N/A
__________________________

(a)	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.

(b)	Impact on service cost, interest cost and amortization of gains or losses.

New Accounting Pronouncements

See Note 1 of our Notes to the Financial Statements in this Annual Report on Form 10-K for information on new accounting standards adopted in 2019 or pending adoption.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Black Hills Power

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of Black Hills Power, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Black Hills Power, Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of income, comprehensive income, common stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 18, 2020

We have served as the Company’s auditor since 2002.

BLACK HILLS POWER, INC.
STATEMENTS OF INCOME

Years ended December 31,	2019	2018	2017
	(in thousands)

Revenue	$291,219	$298,080	$288,433

Operating expenses:
Fuel and purchased power	73,115	92,886	87,638
Operations and maintenance	84,661	79,523	74,064
Depreciation and amortization	41,322	39,649	35,862
Taxes - property	8,184	7,687	7,043
Total operating expenses	207,282	219,745	204,607

Operating income	83,937	78,335	83,826

Other income (expense):
Interest expense	(23,972)	(22,545)	(22,421)
AFUDC - borrowed	1,437	521	1,137
Interest income	817	676	904
AFUDC - equity	—	221	2,165
Other income (expense), net	(5,816)	(891)	(185)
Total other income (expense)	(27,534)	(22,018)	(18,400)

Income before income taxes	56,403	56,317	65,426
Income tax expense	(9,501)	(10,672)	(14,128)

Net income	$46,902	$45,645	$51,298

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31,	2019	2018	2017
	(in thousands)

Net income	$46,902	$45,645	$51,298

Other comprehensive income (loss):
Benefit plan liability adjustments - net gain (loss) (net of tax of $83, $(62), and $50 respectively)	(312)	235	(94)
Benefit plan liability adjustments - prior service costs (net of tax of $2, $0 and $0, respectively)	(8)	—	—
Reclassification adjustment of benefit plan liability - net (gain) loss (net of tax of $(166), $(22), and $(30), respectively)	(101)	81	56
Derivative instruments designated as cash flow hedges:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(132), $(13), and $(22), respectively)	(68)	51	42
Other comprehensive income (loss), net of tax	(489)	367	4

Comprehensive income	$46,413	$46,012	$51,302

See Note 10 for additional disclosure related to comprehensive income.

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS

As of December 31,	2019	2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$6	$112
Accounts receivable, net	25,532	28,431
Accounts receivable from affiliates	7,838	8,119
Materials, supplies and fuel	27,950	24,853
Regulatory assets, current	21,588	19,052
Other current assets	4,949	4,538
Total current assets	87,863	85,105

Investments	5,079	4,889

Property, plant and equipment	1,494,670	1,381,045
Less: accumulated depreciation and amortization	(400,054)	(376,160)
Total property, plant and equipment, net	1,094,616	1,004,885

Other assets:
Regulatory assets, non-current	54,109	56,680
Other assets, non-current	18,690	9,729
Total other assets, non-current	72,799	66,409
TOTAL ASSETS	$1,260,357	$1,161,288

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

BLACK HILLS POWER, INC.
BALANCE SHEETS
(Continued)

As of December 31,	2019	2018
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$20,654	$25,122
Accounts payable to affiliates	32,121	25,804
Accrued liabilities	25,492	34,193
Money pool notes payable	57,585	38,690
Notes payable to Parent	25,000	—
Regulatory liabilities, current	3,162	2,574
Total current liabilities	164,014	126,383

Long-term debt	340,176	340,035

Deferred credits and other liabilities:
Deferred income tax liabilities, net	112,202	114,009
Regulatory liabilities, non-current	163,009	160,642
Benefit plan liabilities	14,636	14,606
Other, non-current liabilities	15,397	1,368
Total deferred credits and other liabilities	305,244	290,625

Commitments and contingencies (Notes 5, 12, 13 and 14)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	389,312	342,145
Accumulated other comprehensive income (loss)	(1,380)	(891)
Total stockholder’s equity	450,923	404,245
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,260,357	$1,161,288

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

BLACK HILLS POWER, INC.
STATEMENTS OF CASH FLOWS

Years ended December 31,	2019	2018	2017
	(in thousands)
Operating activities:
Net income	$46,902	$45,645	$51,298
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	41,322	39,649	35,862
Deferred income taxes	(4,281)	5,218	1,004
Employee benefits	778	1,518	817
Other adjustments	9,325	2,555	264
Change in operating assets and liabilities -
Accounts receivable and other current assets	(933)	(3,576)	3,287
Accounts payable and other current liabilities	(9,881)	(5,648)	(7,254)
Regulatory assets	(3,290)	27	978
Regulatory liabilities	639	2,561	—
Contributions to defined benefit pension plan	(1,753)	(1,795)	(4,000)
Other operating activities	(1,089)	(1,407)	(1,853)
Net cash provided by operating activities	77,739	84,747	80,403

Investing activities:
Property, plant and equipment additions	(122,833)	(73,456)	(79,566)
Other investing activities	1,093	(488)	(861)
Net cash (used in) investing activities	(121,740)	(73,944)	(80,427)

Financing activities:
Change in money pool notes payable, net	18,895	(10,707)	(194)
Notes payable to parent	25,000	—	—
Net cash provided by (used in) financing activities	43,895	(10,707)	(194)

Net change in cash	(106)	96	(218)

Cash beginning of year	112	16	234
Cash end of year	$6	$112	$16

See Note 11 for Supplemental Cash Flows information.

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

BLACK HILLS POWER, INC.
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

	2019	2018	2017
	(in thousands)
Common stock shares:
Balance beginning of year	23,416	23,416	23,416
Issuance of common stock	—	—	—
Balance end of year	23,416	23,416	23,416

Common stock amounts:
Balance beginning of year	$23,416	$23,416	$23,416
Issuance of common stock	—	—	—
Balance end of year	$23,416	$23,416	$23,416

Additional paid-in capital:
Balance beginning of year	$39,575	$39,575	$39,575
Issuance of common stock	—	—	—
Balance end of year	$39,575	$39,575	$39,575

Retained earnings:
Balance beginning of year	$342,145	$332,499	$322,933
Net income	46,902	45,645	51,298
Non-cash dividend to Parent company	—	(36,000)	(42,000)
Implementation of ASU 2016-02 Leases	(7)	—	—
Other	272	1	268
Balance end of year	$389,312	$342,145	$332,499

Accumulated other comprehensive loss:
Balance beginning of year	$(891)	$(1,258)	$(1,262)
Other comprehensive (loss) income, net of tax	(489)	367	4
Balance end of year	$(1,380)	$(891)	$(1,258)

Total stockholder’s equity	$450,923	$404,245	$394,232

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

NOTES TO THE FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

(1)    BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description

Black Hills Power, Inc., doing business as Black Hills Energy (“South Dakota Electric,” the “Company,” “we,” “us,” or “our”), is a regulated electric utility serving customers in Montana, South Dakota and Wyoming. We are a wholly-owned subsidiary of BHC, a public registrant listed on the New York Stock Exchange.

Basis of Presentation

The financial statements include the accounts of South Dakota Electric and also our ownership interests in the assets, liabilities and expenses of our jointly owned facilities (Note 4) and are prepared in accordance with GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in facts and circumstances or additional information may result in revised estimates and actual results could differ materially from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of December 31, 2019 and 2018, we have no cash equivalents.

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

Following is a summary of accounts receivable as of December 31 (in thousands):

	2019	2018
Accounts receivable, trade	$14,778	$16,236
Unbilled revenue	10,914	12,333
Less Allowance for doubtful accounts	(160)	(138)
Accounts receivable, net	$25,532	$28,431

Changes to allowance for doubtful accounts for the years ended December 31, were as follows (in thousands):

	Balance at beginning of year	Additions charged to costs and expenses	Deductions charged to costs and expenses	Balance at end of year
2019	$138	$899	$(877)	$160
2018	$224	$911	$(997)	$138
2017	$157	$882	$(815)	$224

Materials, Supplies and Fuel

Materials, supplies and fuel used for construction, operation and maintenance purposes are recorded using the weighted-average cost method.

Deferred Financing Costs

Deferred financing costs include loan origination fees, underwriter fees, legal fees and other costs directly attributable to the issuance of debt. Deferred financing costs are amortized over the estimated useful life of the related debt. These costs are presented on the balance sheet as an adjustment to the related debt liabilities.

Regulatory Accounting

Our regulated electric operations are subject to cost-of-service regulation and earnings oversight from federal and state utility commissions. We account for income and expense items in accordance with accounting standards for regulated operations:

•	Certain costs, which would otherwise be charged to expense or OCI, are deferred as regulatory assets based on the expected ability to recover the costs in future rates.

•
Certain credits, which would otherwise be reflected as income or OCI, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates, or because the amounts were collected in rates prior to the costs being incurred

Management continually assesses the probability of future recoveries and obligations associated with regulatory assets and liabilities. Factors such as the current regulatory environment, recently issued rate orders, and historical precedents are considered. As a result, we believe that the accounting prescribed under rate-based regulation remains appropriate and our regulatory assets are probable of recovery in current rates or in future rate proceedings.

If changes in the regulatory environment occur, we may no longer be eligible to apply this accounting treatment, and may be required to eliminate regulatory assets and liabilities from our balance sheet. Such changes could adversely affect our results of operations, financial position or cash flows.

As of December 31, 2019 and 2018, we had total regulatory assets of $76 million and $76 million respectively, and total regulatory liabilities of $166 million and $163 million respectively. See Note 7 for further information.

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

Depreciation provisions for regulated electric property, plant and equipment are computed on a straight-line basis using an annual composite rate of 2.2% in 2019, 2.3% in 2018 and 2.1% in 2017.

Accrued Liabilities

The following amounts by major classification are included in Accrued liabilities on the accompanying Balance Sheets as of December 31 (in thousands):

	2019	2018
Accrued employee compensation, benefits and withholdings	$4,387	$4,206
Accrued property taxes	6,685	6,332
Accrued income taxes	1,946	12,536
Customer deposits and prepayments	5,486	5,204
Accrued interest	4,935	4,627
Other (none of which is individually significant)	2,053	1,288
Total accrued liabilities	$25,492	$34,193

Derivatives and Hedging Activities

Derivatives are measured at fair value and recognized as either assets or liabilities on the Balance Sheets, except for derivative contracts that qualify for and are elected under the normal purchase and normal sales exception. Normal purchases and normal sales are contracts where physical delivery is probable, quantities are expected to be used or sold in the normal course of business over a reasonable amount of time, and price is not tied to an unrelated underlying derivative.  Normal purchase and sales contracts are recognized when the underlying physical transaction is completed under the accrual basis of accounting. As part of our operations, we enter into contracts to buy and sell energy to meet the requirements of our customers.

From time to time we utilize risk management contracts including interest rate swaps to fix the interest on variable rate debt, or to lock in the Treasury yield component associated with anticipated issuance of senior notes.  For swaps that settled in connection with the issuance of senior debt, the effective portion is deferred as a component in AOCI and recognized as interest expense over the life of the senior note. As of December 31, 2019, we have no outstanding interest rate swap agreements.

We utilize master netting agreements which consist of an agreement between two parties who have multiple contracts with each other that provide for the net settlement of all contracts in the event of default on or termination of any one contract. When the right of offset exists, accounting standards permit the netting of receivables and payables under a legally enforceable master netting agreement between counterparties. Accounting standards also permit offsetting of fair value amounts recognized for the right to reclaim, or the obligation to return, cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. We reflect the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterpart when a legal right of offset exists.

Fair Value Measurements

Financial Instruments

We use the following fair value hierarchy for determining inputs for our financial instruments. Our assets and liabilities for financial instruments are classified and disclosed in one of the following fair value categories:

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

Transfers into Level 3, if any, occur when significant inputs used to value the derivative instruments become less observable, such as a significant decrease in the frequency and volume in which the instrument is traded, negatively impacting the availability of observable pricing inputs. Transfers out of Level 3, if any, occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery date of a transaction becomes shorter, positively impacting the availability of observable pricing inputs. We currently do not have any Level 3 investments.

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

We recognize interest income or interest expense and penalties related to income tax matters in Income tax expense on the Statements of Income.

We account for uncertainty in income taxes recognized in the financial statements in accordance with the accounting standards for income taxes. The unrecognized tax benefit is classified in Other, non-current liabilities or in Deferred income tax liabilities, net on the accompanying Balance Sheets. See Note 9 for additional information.

Recently Issued Accounting Standards

Simplifying the Accounting for Income Taxes, ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes as part of its overall simplification initiative to reduce costs and complexity in applying accounting standards while maintaining or improving the usefulness of the information provided to users of the financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The new guidance is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. We are currently reviewing this standard to assess the impact on our financial position, results of operations and cash flows.

Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for recording implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. As a result, certain categories of implementation costs that previously would have been charged to expense as incurred are now capitalized as prepayments and amortized over the term of the arrangement. The new guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. We adopted this standard prospectively on January 1, 2020. Adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, ASU 2018-19

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASU 2018-19, ASU 2019-04, 2019-05, 2019-10, and 2019-11. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses. It is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.

We adopted this standard on January 1, 2020 with prior year comparative financial information remaining as previously reported when transitioning to the new standard. On January 1, 2020, we recorded an increase to our allowance for doubtful accounts, primarily associated with the inclusion of expected losses on unbilled revenue. Adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Recently Adopted Accounting Standards

Leases, ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet for most leases, whereas previously only financing-type lease liabilities (capital leases) were recognized on the balance sheet. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

We adopted the standard effective January 1, 2019. We elected not to recast comparative periods coinciding with the new lease standard transition and will report these comparative periods as presented under previous lease guidance. In addition, we elected the package of practical expedients permitted under the transition guidance with the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for existing land easements agreements.

Adoption of the new standard resulted in the recording of an operating lease right-of-use asset and off-setting obligation liability of $14 million, primarily for the Wygen III ground lease, as of January 1, 2019.

See Note 8 for additional details on leases.

(2)    REVENUE

Our revenue contracts generally provide for performance obligations that are fulfilled and transfer control to customers over time, represent a series of distinct services that are substantially the same, involve the same pattern of transfer to the customer, and provide a right to consideration from our customers in an amount that corresponds directly with the value to the customer for the performance completed to date. Therefore, we recognize revenue in the amount to which we have a right to invoice. Our primary types of revenue contracts are:

•
Regulated electric utility services tariffs - Our regulated operations, as defined by ASC 980, provide services to regulated customers under tariff rates, charges, terms and conditions of service, and prices determined by the jurisdictional regulators designated for our service territories. Our regulated services primarily encompass single performance obligations for delivery of commodity electricity and electric transmission services. These service revenues are variable based on quantities delivered, influenced by seasonal business and weather patterns. Tariffs are only permitted to be changed through a rate-setting process involving the state or federal regulatory commissions to establish contractual rates between the utility and its customers. All of our regulated utility sales are subject to regulatory-approved tariffs.

•
Power sales agreements - We have long-term wholesale power sales agreements with other load serving entities for the sale of excess power from owned generating units. In addition to these long-term contracts, the Company also sells excess energy to other load-serving entities on a short-term basis. The pricing for all of these arrangements is included in the executed contracts or confirmations, reflecting the standalone selling price, and is variable based on energy delivered.

The following table depicts the disaggregation of revenue, including intercompany revenue, from contracts with customers by customer type and timing of revenue recognition. Sales tax and other similar taxes are excluded from revenues.

	Year ended December 31, 2019	Year ended December 31, 2018
	(in thousands)
Customer types:
Retail	$202,569	$197,184
Wholesale	19,078	33,687
Market - off-system sales	16,475	17,691
Transmission/Other	50,329	49,015
Revenue from contracts with customers	288,451	297,577
Other revenues	2,768	503
Total revenues	$291,219	$298,080

Timing of revenue recognition:
Services transferred over time	$288,451	$297,577
Revenue from contracts with customers	$288,451	$297,577

The majority of our revenue contracts are based on variable quantities delivered; any fixed consideration contracts with an expected duration of one year or more are immaterial to our revenues. Variable consideration constraints in the form of discounts, rebates, credits, price concessions, incentives, performance bonuses, penalties or other similar items are not material for our revenue contracts. We are the principal in our revenue contracts, as we have control over the services prior to those services being transferred to the customer.

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

(3)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (dollars in thousands):

		2019		2018
		Weighted		Weighted
		Average		Average
	2019	Useful Life (in years)	2018	Useful Life (in years)
Property, plant, and equipment:
Production	$612,517	46	$588,565	46
Transmission	235,390	51	208,610	48
Distribution	431,783	46	394,475	45
Plant acquisition adjustment (a)	4,870	32	4,870	32
General	165,342	29	154,621	28
Total plant-in-service	1,449,902		1,351,141
Construction work in progress	44,768		29,904
Total property, plant and equipment	1,494,670		1,381,045
Less accumulated depreciation and amortization	(400,054)		(376,160)
Total property, plant and equipment, net	$1,094,616		$1,004,885
__________________

(a)	The plant acquisition adjustment is included in rate base and is being recovered with 11 years remaining.

(4)    JOINTLY OWNED FACILITIES

Our financial statements include our share of several jointly-owned utility facilities as described below. Our share of the facilities’ expenses is reflected in the appropriate categories of operating expenses in the Statements of Income. Each owner of the facility is responsible for financing its investment in the jointly-owned facilities.

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

•
We own 55 MW of the Cheyenne Prairie combined cycle, a 95 MW gas-fired power generation facility located in Cheyenne, Wyoming. Wyoming Electric owns the remaining 40 MW. We are committed to pay our proportionate share of the additions, replacements and operating and maintenance expenses.

As of December 31, 2019, our interests in jointly-owned generating facilities and transmission systems were (in thousands):

Interest in jointly-owned facilities	Plant in Service	Construction Work in Progress	Less Accumulated Depreciation	Plant Net of Accumulated Depreciation
Wyodak Plant	$116,074	$729	$(64,413)	$52,390
Transmission Tie	$19,862	$4,161	$(6,612)	$17,411
Wygen III	$146,161	$400	$(25,518)	$121,043
Cheyenne Prairie	$92,684	$532	$(14,202)	$79,014

(5)    LONG-TERM DEBT

Long-term debt outstanding at December 31 was as follows (in thousands):

		Interest Rate at	Balance Outstanding
	Due Date	December 31, 2019	December 31, 2019	December 31, 2018
First Mortgage Bonds due 2032	August 15, 2032	7.23%	75,000	75,000
First Mortgage Bonds due 2039	November 1, 2039	6.13%	180,000	180,000
First Mortgage Bonds due 2044	October 20, 2044	4.43%	85,000	85,000
Series 94A Debt (a)	June 1, 2024	1.84%	2,855	2,855
Less unamortized debt discount			(82)	(86)
Less unamortized deferred financing costs			(2,597)	(2,734)
Long-term Debt, net			340,176	340,035
___________________

(a)	Variable interest rate at December 31, 2019.

Net deferred financing costs of approximately $2.6 million and $2.7 million were recorded on the accompanying Balance Sheets in long-term debt at December 31, 2019 and 2018, respectively, and are being amortized over the term of the debt. Amortization of deferred financing costs of approximately $0.1 million for each of the years ended December 31, 2019, 2018 and 2017 are included in Interest expense on the accompanying Statements of Income.

Substantially all of our property is subject to the lien of the indenture securing our first mortgage bonds. First mortgage bonds may be issued in amounts limited by property, earnings and other provisions of the mortgage indentures. We were in compliance with our debt covenants at December 31, 2019.

Long-term Debt Maturities

Scheduled maturities of our outstanding long-term debt (excluding unamortized discounts and unamortized deferred financing costs) are as follows (in thousands):

2020	$—
2021	$—
2022	$—
2023	$—
2024	$2,855
Thereafter	$340,000

(6)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of our financial instruments at December 31 were as follows (in thousands):

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash (a)	$6	$6	$112	$112
Notes payable to Parent (b)	$25,000	$25,000	$—	$—
Long-term debt (c)	$340,176	$458,286	$340,035	$412,894
_______________

(a)	The cash fair value approximates carrying value and therefore is classified as Level 1 in the fair value hierarchy. We believe that the market risk arising from cash in a bank account is minimal.

(b)	Carrying value approximates fair value due to the short-term length of maturity; since these borrowings are not traded on an exchange, they are classified in Level 2 in the fair value hierarchy.

(c)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified as Level 2 in the fair value hierarchy. Carrying amount of long-term debt is net of deferred financing costs.

Notes payable to Parent

For additional information on our Notes payable to Parent, see Note 14.

Long-Term Debt

For additional information on our long-term debt, see Note 5.

(7)    REGULATORY MATTERS

We had the following regulatory assets and liabilities as of December 31 (in thousands):

	2019	2018
Regulatory assets
Loss on reacquired debt (a)	$989	$1,259
Deferred taxes on AFUDC (b)	4,927	5,020
Employee benefit plans and related deferred taxes (c)	20,661	19,868
Deferred energy and fuel cost adjustments(a)	23,203	20,334
Deferred taxes on flow through accounting (c)	9,801	8,749
Decommissioning costs (b)	6,211	8,196
Vegetation management (a)	8,062	10,366
Other regulatory assets (a)	1,843	1,940
Total regulatory assets	75,697	75,732
Less current regulatory assets	(21,588)	(19,052)
Regulatory assets, non-current	$54,109	$56,680

Regulatory liabilities
Cost of removal for utility plant (a)	$57,318	$52,366
Employee benefit plans and related deferred taxes (c)	7,023	7,518
Excess deferred income taxes (c)	98,228	100,276
TCJA revenue reserve	3,162	2,523
Other regulatory liabilities (c)	440	533
Total regulatory liabilities	166,171	163,216
Less current regulatory liabilities	(3,162)	(2,574)
Regulatory liabilities, non-current	$163,009	$160,642
____________________
(a)    We are allowed a recovery of costs but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory assets represent items we expect to recover from customers through probable future increases in rates.

Loss on Reacquired Debt - Loss on reacquired debt is recovered over the remaining life of the original issue or, if refinanced, over the life of the new issue.

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

Excess Deferred Income Taxes - The revaluation of our deferred tax assets and liabilities due to the passage of the TCJA is recorded as an excess deferred income tax to be refunded to customers primarily using the normalization principles as prescribed in the TCJA. See Note 9 for additional information.

TCJA Revenue Reserve - Revenue to be returned to customers as a result of the TCJA. See Note 9 for additional information.

Regulatory Matters

Settlement

On January 7, 2020, South Dakota Electric received approval from the SDPUC on a settlement agreement to extend the 6-year moratorium period by an additional 3 years to June 30, 2026. Also, as part of the settlement, we withdrew our application for deferred accounting treatment and expensed $5.4 million of development costs related to projects we no longer intend to construct. This settlement amends a previous agreement approved by the SDPUC on June 16, 2017, whereby South Dakota Electric would not increase base rates, absent an extraordinary event, for a 6 year moratorium period effective July 1, 2017. The moratorium period also includes suspension of both the TFA and EIA.

Renewable Ready

In July 2019, South Dakota Electric and Wyoming Electric received approvals for the Renewable Ready program and related jointly-filed CPCN to construct Corriedale. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial, industrial and governmental agency customers. In November 2019, South Dakota Electric received approval from the SDPUC to increase the offering under the program by 12.5 MW to 32.5 MW. The two electric utilities also received a determination from the WPSC that the wind project can be increased to 52.5 MW. The $79 million project is expected to be in service by year-end 2020.

FERC Formula Rate

The annual rate determination process is governed by the FERC formula rate protocols established in the filed FERC joint-access transmission tariff. Effective January 1, 2019 the annual revenue requirement increased by $1.9 million and included estimated weighted average capital additions of $31 million for 2018 and 2019 combined. The annual transmission revenue requirement has a true up mechanism that is posted in June of each year.

(8)    LEASES

We have a ground lease for the Wygen III generating facility with an affiliate and communication tower site and operation center facility leases with third parties. Our leases have remaining terms ranging from 1 year to 30 years.
The components of lease expense were as follows (in thousands):

	Income Statement Location	For the year ended December 31, 2019
Operating lease cost	Operations and maintenance	$908
Variable lease cost	Operations and maintenance	137
Total lease cost		$1,045

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Location	As of December 31, 2019
Assets:
Operating lease assets	Other assets, non-current	$14,374
Total lease assets		$14,374

Liabilities:
Current:
Operating leases	Accrued liabilities	$293

Noncurrent:
Operating leases	Other deferred credits and other liabilities	14,105
Total lease liabilities		$14,398

Supplemental cash flow information related to leases was as follows (in thousands):

For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$912
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—

As of December 31, 2019
Weighted average remaining lease term (years):
Operating leases	30 years

Weighted average discount rate:
Operating leases	4.3%

Scheduled maturities of operating lease liabilities for future years were as follows (in thousands):

Total
2020	$912
2021	911
2022	911
2023	908
2024	906
Thereafter	21,128
Total lease payments	25,676
Less imputed interest	11,278
Present value of lease liabilities	$14,398

As previously disclosed in Note 11 of the Notes to the Financial Statements in our 2018 Annual Report on Form 10-K, prior to the adoption of ASU 2016-02, Leases (Topic 842), the future minimum payments required under operating lease agreements as of December 31, 2018 were as follows (in thousands):

Operating Leases
2019	$911
2020	856
2021	855
2022	856
2023	853
Thereafter	21,947
Total lease payments	$26,278

(9)    INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%. As such, the Company has remeasured the deferred income taxes at the 21% federal tax rate as of December 31, 2017. As a result of the revaluation at December 31, 2017, deferred tax assets and liabilities were reduced by approximately $103 million. Of the $103 million, approximately $101 million was ultimately reclassified to a regulatory liability. As of December 31, 2019 we have a regulatory liability associated with TCJA related items of $98 million. A significant portion of the excess deferred taxes are subject to the average rate assumption method, as prescribed by the IRS, and will generally be amortized as a reduction of customer rates over the remaining lives of the related assets. As of December 31, 2019, the Company has amortized $3.1 million of this regulatory liability.

Income tax expense for the years ended December 31 was as follows (in thousands):

	2019	2018	2017
Current:
Federal	$13,782	$5,454	$13,124

Deferred:
Federal	(4,281)	5,218	1,004

Total income tax expense	$9,501	$10,672	$14,128

The temporary differences, which gave rise to the net deferred tax liability, for the years ended December 31 were as follows (in thousands):

	2019	2018
Deferred tax assets:
Regulatory liabilities	$25,623	$25,587
Other	9,128	4,721
Total deferred tax assets	34,751	30,308

Deferred tax liabilities:
Accelerated depreciation and other plant related differences	(125,138)	(125,594)
Regulatory assets	(7,193)	(7,147)
Deferred costs	(8,264)	(8,572)
Other	(6,358)	(3,004)
Total deferred tax liabilities	(146,953)	(144,317)

Net deferred tax liability	$(112,202)	$(114,009)

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Amortization of excess deferred and investment tax credits	(3.0)	(1.3)	(0.1)
Flow-through adjustments (a)	(1.5)	(1.7)	(1.8)
TCJA corporate rate reduction (b)	—	2.5	(9.2)
Other	0.3	(1.6)	(2.3)
	16.8%	18.9%	21.6%
_________________________

(a)
Flow-through adjustments related primarily to an accounting method for tax purposes that allows us to take a current tax deduction for repair costs. We recorded a deferred income tax liability in recognition of the temporary difference created between book and tax treatment and we flowed the tax benefit through to tax expense.

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

The following table reconciles the total amounts of unrecognized tax benefits, without interest, included in Other deferred credits and other liabilities on the accompanying Balance Sheet (in thousands):

	2019	2018
Unrecognized tax benefits at January 1	$249	$302
Additions for current year tax positions	—	—
Additions for prior year tax positions	—	2
Reductions for prior year tax positions	(33)	(55)
Unrecognized tax benefits at December 31	$216	$249

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is not material to the financial results of the Company.

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2019 and 2018, the interest expense recognized was not material to the financial results of the Company.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of any audits or the expiration of statutes of limitations on or before December 31, 2020.

We file income tax returns in the United States federal jurisdictions as a member of the BHC consolidated group.

(10)    OTHER COMPREHENSIVE INCOME

We record deferred gains (losses) in AOCI related to interest rate swaps designated as cash flow hedges and the amortization of components of our defined benefit plans. Deferred gains (losses) related to our interest rate swaps are recognized in earnings as they are amortized.

The following table details reclassifications out of AOCI and into net income. The amounts in parentheses below indicate decreases to net income in the Statements of Income for the period, net of tax (in thousands):

	Location on the Statements of Income	Amounts Reclassified from AOCI
		December 31, 2019	December 31, 2018
Gains and (losses) on cash flow hedges:
Interest rate swaps	Interest expense	$(64)	$(64)
Income tax	Income tax benefit (expense)	132	13
Total reclassification adjustments related to cash flow hedges, net of tax		$68	$(51)

Amortization of components of defined benefit plans:
Actuarial gain (loss)	Operations and maintenance	$(65)	$(103)
Income tax	Income tax benefit (expense)	166	22
Total reclassification adjustments related to defined benefit plans, net of tax		$101	$(81)

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

Balances by classification included within AOCI, net of tax, on the accompanying Balance Sheets were as follows (in thousands):

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Employee Benefit Plans	Total

As of December 31, 2018	$(500)	$(391)	$(891)
Other comprehensive income (loss) before reclassifications	—	(320)	(320)
Amounts reclassified from AOCI	(68)	(101)	(169)
As of December 31, 2019	$(568)	$(812)	$(1,380)

	Derivatives Designated as Cash Flow Hedges
	Interest Rate Swaps	Employee Benefit Plans	Total

As of December 31, 2017	$(551)	$(707)	$(1,258)
Other comprehensive income (loss) before reclassifications	—	235	235
Amounts reclassified from AOCI	51	81	132
As of December 31, 2018	$(500)	$(391)	$(891)

(11)    SUPPLEMENTAL CASH FLOW INFORMATION

Years ended December 31,	2019	2018	2017
	(in thousands)
Non-cash investing and financing activities -
Accrued property, plant and equipment purchases at December 31	$12,305	$15,180	$6,565
Non-cash decrease to money pool note receivable, net	$—	$(36,000)	$(42,000)
Non-cash dividend to Parent	$—	$36,000	$42,000

Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(21,909)	$(21,988)	$(21,517)
Income taxes (paid), net	$(24,372)	$(10,394)	$(12,719)

(12)    EMPLOYEE BENEFIT PLANS

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

Defined Benefit Pension Plan

We have one defined benefit pension plan, the Black Hills Retirement Plan (Pension Plan). The Pension Plan covers certain eligible employees of the Company. The benefits for the Pension Plan are based on years of service and calculations of average earnings during a specific time period prior to retirement. The Pension Plan is closed to new employees and frozen for certain employees who did not meet age and service based criteria.

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

The expected rate of return on the Pension Plan assets is determined by reviewing the historical and expected returns of both equity and fixed income markets, taking into account asset allocation, the correlation between asset class returns, and the mix of active and passive investments. The Pension Plan utilizes a dynamic asset allocation where the target allocation range to return-seeking and liability-hedging assets is determined based on the funded status of the Plan. As of December 31, 2019, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 29% to 37% return-seeking assets and 63% to 71% liability-hedging assets.

Our Pension Plan is funded in compliance with the federal government’s funding requirements.

Plan Assets

The percentages of total plan asset by investment category of our Pension Plan assets at December 31 were as follows:

	2019	2018
Equity securities	20%	17%
Real estate	3	4
Fixed income funds	71	71
Cash and cash equivalents	2	3
Hedge funds	4	5
Total	100%	100%

Supplemental Non-qualified Defined Benefit Plans

We have various supplemental retirement plans for key executives of the Company. The plans are non-qualified defined benefit and defined contribution plans (Supplemental Plans). The Supplemental Plans are subject to various vesting schedules and are funded on a cash basis as benefits are paid.

Non-pension Defined Benefit Postretirement Healthcare Plan

BHC sponsors a retiree healthcare plan (Healthcare Plan) for employees who meet certain age and service requirements at retirement. Healthcare Plan benefits are subject to premiums, deductibles, co-payment provisions and other limitations. Pre-65 retirees receive their retiree medical benefits through the Black Hills self-insured retiree medical plan. Healthcare coverage for Medicare-eligible BHP retirees is provided through an individual market healthcare exchange.

Plan Assets

We fund our Healthcare Plan on a cash basis as benefits are paid.

Plan Contributions

Contributions to the Pension Plan are cash contributions made directly to the Master Trust. Healthcare benefits include company and participant paid premiums.

Contributions for the years ended December 31 were as follows (in thousands):

	2019	2018
Defined Contribution Plan
Company retirement contributions	$888	$876
Company matching contributions	$1,275	$1,272

	2019	2018
Defined Benefit Plans
Defined Benefit Pension Plan	$1,753	$1,795
Non-Pension Defined Benefit Postretirement Healthcare Plan	$739	$388
Supplemental Non-qualified Defined Benefit Plans	$266	$238

While we do not have required contributions, we expect to make approximately $1.7 million in contributions to our Pension Plan in 2020.

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

The following tables set forth, by level within the fair value hierarchy, the assets that were accounted for at fair value on a recurring basis (in thousands):

Pension Plan	December 31, 2019
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
AXA Equitable General Fixed Income	$—	$8	$—	$8	$—	$8
Common Collective Trust - Cash and Cash Equivalents	—	978	—	978	—	978
Common Collective Trust - Equity	—	12,072	—	12,072	—	12,072
Common Collective Trust - Fixed Income	—	42,449	—	42,449	—	42,449
Common Collective Trust - Real Estate	—	—	—	—	1,974	1,974
Hedge Funds	—	—	—	—	2,709	2,709
Total investments measured at fair value	$—	$55,507	$—	$55,507	$4,683	$60,190

Pension Plan	December 31, 2018
	Level 1	Level 2	Level 3	Total Investments Measured at Fair Value	NAV (a)	Total Investments
AXA Equitable General Fixed Income	$—	$261	$—	$261	$—	$261
Common Collective Trust - Cash and Cash Equivalents	—	1,388	—	1,388	—	1,388
Common Collective Trust - Equity	—	9,436	—	9,436	—	9,436
Common Collective Trust - Fixed Income	—	39,047	—	39,047	—	39,047
Common Collective Trust - Real Estate	—	9	—	9	1,896	1,905
Hedge Funds	—	—	—	—	2,627	2,627
Total investments measured at fair value	$—	$50,141	$—	$50,141	$4,523	$54,664

________________________

(a)
Certain investments that are measured at fair value using NAV per share (or its equivalent) for practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of changes in the plan’s benefit obligations and fair value of plan assets above.

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
Common Collective Trust-Real Estate Fund: This fund is valued based on various factors of the underlying real estate properties, including market rent, market rent growth, occupancy levels, etc. As part of the trustee’s valuation process, properties are externally appraised generally on an annual basis. The appraisals are conducted by reputable independent appraisal firms and signed by appraisers that are members of the Appraisal Institute, with professional designation of Member, Appraisal Institute. All external appraisals are performed in accordance with the Uniform Standards of Professional Appraisal Practices. We receive monthly statements from the trustee, along with the annual schedule of investments and rely on these reports for pricing the units of the fund. Some of the funds without participant withdrawal limitations are categorized as Level 2.
The following investments are measured at NAV and are not classified in the fair value hierarchy, in accordance with accounting guidance:
Common Collective Trust-Real Estate Fund: This is the same fund as above except that certain of the funds’ assets contain participant withdrawal policies with restrictions on redemption and are therefore not included in the fair value hierarchy.
Hedge Funds: These funds represent investments in other investment funds that seek a return utilizing a number of diverse investment strategies. The strategies, when combined, aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions. Amounts are reported on a one-month lag. The fair value of hedge funds is determined using net asset value per share based on the fair value of the hedge fund’s underlying investments. 20% of the shares may be redeemed at the end of each month with a 10-day notice and full redemptions are available at the end of each quarter with 30-day notice and is limited to a percentage of the total net assets value of the fund. The net asset values are based on the fair value of each fund’s underlying investments. There are no unfunded commitments related to these hedge funds.

Other Plan Information

The following tables provide a reconciliation of the employee benefit plan obligations, fair value of assets and amounts recognized in the Balance Sheets, components of the net periodic expense and elements of AOCI:

Benefit Obligations

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
As of December 31 (in thousands)	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$61,919	$67,562	$2,992	$3,418	$5,055	$5,970
Service cost	365	516	—	—	148	193
Interest cost	2,410	2,194	114	108	186	179
Actuarial loss (gain)	7,482	(2,878)	406	(296)	507	(889)
Benefits paid	(5,234)	(3,562)	(266)	(238)	(739)	(389)
Plan participants transfer to affiliate	119	(1,913)	—	—	(77)	(129)
Plan participants’ contributions	—	—	—	—	96	120
Projected benefit obligation at end of year	$67,061	$61,919	$3,246	$2,992	$5,176	$5,055

Employee Benefit Plan Assets

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
As of December 31 (in thousands)	2019	2018	2019	2018	2019	2018
Beginning fair value of plan assets	$54,664	$59,884	$—	$—	$—	$—
Investment income (loss)	8,902	(1,884)	—	—	—	—
Employer contributions	1,753	1,795	266	238	643	268
Retiree contributions	—	—	—	—	96	120
Benefits paid	(5,234)	(3,563)	(266)	(238)	(739)	(388)
Plan participants transfer to affiliate	105	(1,568)	—	—	—	—
Ending fair value of plan assets	$60,190	$54,664	$—	$—	$—	$—

The funded status of the plans and amounts recognized in the Balance Sheets at December 31 consist of (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2019	2018	2019	2018	2019	2018
Regulatory asset	$20,117	$19,099	$—	$—	$—	$—
Current liability	$—	$—	$321	$230	$586	$466
Non-current liability	$7,121	$7,255	$2,925	$2,762	$4,590	$4,589
Regulatory liability	$—	$—	$—	$—	$1,675	$2,441

Accumulated Benefit Obligation

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
As of December 31 (in thousands)	2019	2018	2019	2018	2019	2018
Accumulated benefit obligation	$65,225	$59,987	$3,246	$2,992	$5,176	$5,055

Components of Net Periodic Expense

Net periodic expense consisted of the following for the year ended December 31 (in thousands):

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$365	$516	$545	$—	$—	$—	$148	$193	$206
Interest cost	2,410	2,194	2,341	114	108	116	186	179	176
Expected return on assets	(3,405)	(3,545)	(3,591)	—	—	—	—	—	—
Amortization of prior service cost (credits)	10	43	43	—	—	—	(336)	(336)	(336)
Recognized net actuarial loss (gain)	1,221	2,063	1,230	65	103	87	—	—	—
Net periodic expense	$601	$1,271	$568	$179	$211	$203	$(2)	$36	$46

For the years ended December 31, 2019 and 2018, service costs were recorded in Operations and maintenance expense while non-service costs were recorded in Other expense, on the Statements of Income. For the year ended December 31, 2017, service costs and non-service costs were recorded in Operations and maintenance expense. Because prior years’ costs were not considered material, they were not reclassified on the Statements of Income.

AOCI

For defined benefit plans, amounts included in AOCI, after-tax, that have not yet been recognized as components of net periodic benefit cost at December 31 were as follows (in thousands):

	Defined Benefit Pension Plan		Supplemental Non-qualified Defined Benefit Plans		Non-pension Defined Benefit Postretirement Healthcare Plan
	2019	2018	2019	2018	2019	2018
Net (gain) loss	$—	$—	$812	$391	$—	$—
Total AOCI	$—	$—	$812	$391	$—	$—

Assumptions

	Defined Benefit Pension Plan			Supplemental Non-qualified Defined Benefit Plans			Non-pension Defined Benefit Postretirement Healthcare Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.27%	4.40%	3.71%	3.10%	4.30%	3.62%	3.15%	4.28%	3.60%
Rate of increase in compensation levels	3.49%	3.52%	3.43%	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for plan year:
Discount rate (a)	4.40%	3.71%	4.27%	4.30%	3.62%	4.12%	4.28%	3.60%	3.84%
Expected long-term rate of return on assets (b)	6.00%	6.25%	6.75%	N/A	N/A	N/A	3.00%	3.93%	N/A
Rate of increase in compensation levels	3.52%	3.43%	3.47%	N/A	N/A	N/A	N/A	N/A	N/A
_____________________________

(a)	The estimated discount rate for the Defined Benefit Pension Plan is 3.27% for the calculation of the 2020 net periodic pension costs.

(b)	The expected rate of return on plan assets is 5.25% for the calculation of the 2020 net periodic pension cost.

The healthcare benefit obligation was determined at December 31 as follows:

	2019	2018
Trend Rate - Medical
Pre-65 for next year	6.40%	6.70%
Pre-65 Ultimate trend rate	4.50%	4.50%
Trend Year	2027	2027

Post-65 for next year	4.92%	4.94%
Post-65 Ultimate trend rate	4.50%	4.50%
Trend Year	2028	2026

The following benefit payments to employees, which reflect future service, are expected to be paid (in thousands):

	Defined Benefit Pension Plan	Supplemental Non-qualified Defined Benefit Plans	Non-Pension Defined Benefit Postretirement Healthcare Plan
2020	$3,620	$321	$586
2021	$3,766	$317	$622
2022	$3,833	$315	$591
2023	$3,951	$311	$522
2024	$4,022	$308	$474
2025-2028	$19,882	$1,142	$1,853

(13)    COMMITMENTS AND CONTINGENCIES

Power Purchase and Transmission Services Agreements

We have the following power purchase and transmission services agreements, not including related party agreements, as of December 31, 2019 (see Note 14 for information on related party agreements):

•
A PPA with PacifiCorp, expiring December 31, 2023, for the purchase of 50 MW of electric capacity and energy from PacifiCorp’s system. The price paid for the capacity and energy is based on the operating costs of one of PacifiCorp’s coal-fired electric generating plants.

•	A firm point-to-point transmission service agreement with PacifiCorp that expires December 31, 2023. The agreement provides 50 MW of capacity and energy to be transmitted annually by PacifiCorp.

•	A PPA with PRPA to purchase up to 12 MW of wind energy through PRPA’s agreement with Silver Sage. This agreement will expire September 30, 2029.

Costs incurred under these agreements were as follows for the years ended December 31 (in thousands):

Contract	Contract Type	2019	2018	2017
PacifiCorp	Electric capacity and energy	$7,477	$13,681	$13,218
PacifiCorp	Transmission access	$1,741	$1,742	$1,671
Thunder Creek	Gas transport capacity	$422	$633	$633
PRPA	Wind energy	$688	$223	$—

Future Contractual Obligations

The following is a schedule of future minimum payments required under power purchase, transmission services and gas supply agreements (in thousands):

2020	$6,531
2021	$6,203
2022	$6,203
2023	$6,203
2024	$—
Thereafter	$—

Power Sales Agreements

We have the following significant long-term power sales contracts with non-affiliated third-parties:

•
During periods of reduced production at Wygen III in which MDU owns a portion of the capacity, or during periods when Wygen III is off-line, MDU will be provided with 25 MW from our other generation facilities or from system purchases with reimbursement of costs by MDU. This agreement expires January 31, 2023.

•
An agreement to serve MDU capacity and energy up to a maximum of 50 MW in excess of Wygen III ownership. This agreement expires December 31, 2023. Additionally, we have firm network transmission access to deliver power on PacifiCorp’s system to Sheridan, Wyoming to serve our power sales contract with MDU through December 31, 2023, with the right to renew pursuant to the terms of PacifiCorp’s transmission tariff.

•
During periods of reduced production at Wygen III in which the City of Gillette owns a portion of the capacity, or during periods when Wygen III is off-line, we will provide the City of Gillette with its first 23 MW from our other generating facilities or from system purchases with reimbursement of costs by the City of Gillette. Under this agreement, which is renewed annually on September 3, South Dakota Electric will also provide the City of Gillette their operating component of spinning reserves.

•
We have an amended agreement, effective January 1, 2019, to supply up to 20 MW of energy and capacity to MEAN under a contract that expires May 31, 2028. The terms of the contract run from June 1 through May 31 for each interval listed below. This contract is unit-contingent based on the availability of our Neil Simpson II and Wygen III plants, with decreasing capacity purchased over the term of the agreement. The unit-contingent capacity amounts from Wygen III and Neil Simpson II are as follows:

Contract Years	Total Contract Capacity		Contingent Capacity Amounts on Wygen III		Contingent Capacity Amounts on Neil Simpson II
2019-2020	15	MW	10	MW	5	MW
2020-2022	15	MW	7	MW	8	MW
2022-2023	15	MW	8	MW	7	MW
2023-2028	10	MW	5	MW	5	MW

•	An agreement through December 31, 2021 to provide 50 MW of energy to Macquarie Energy, LLC during heavy and light load timing intervals.

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

(14)    RELATED-PARTY TRANSACTIONS

Dividend to Parent

We did not record any dividends in 2019. We recorded dividends to our Parent of $36 million and changed the Utility Money Pool note by $36 million in 2018.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. These balances as of December 31 were as follows (in thousands):

	2019	2018
Accounts receivable from affiliates	$7,838	$8,119
Accounts payable to affiliates	$32,121	$25,804

Money Pool Notes Receivable and Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however, the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of BHC’s external borrowings as defined under the Agreement, or if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. The cost of borrowing under the Utility Money Pool was 2.21% at December 31, 2019.

We had the following balances with the Utility Money Pool as of December 31 (in thousands):

	2019	2018
Money pool notes payable	$57,585	$38,690

Interest income (expense) relating to the Utility Money Pool for the years ended December 31, was as follows (in thousands):

	2019	2018	2017
Interest income (expense)	$(775)	$(401)	$272

Notes payable to Parent

	2019	2018
Notes payable to Parent (a)	$25,000	$—
_______________
(a) Note bears interest at 4.51%, expired December 31, 2019, is eligible for annual renewal and was renewed through December 31, 2020. Interest payable related to this note was $0.2 million as of December 31, 2019.

Interest expense allocation from Parent

BHC provides daily liquidity and cash management on behalf of all its subsidiaries. For the years ended December 31, 2019, 2018 and 2017, we were allocated $1.2 million, $1.3 million, and $1.4 million, respectively, of interest expense from BHC.

Other Balances and Transactions

We have the following Power Purchase, Transmission Services, and Ground Lease Agreements with affiliated entities:

•
Wyoming Electric has a PPA with Happy Jack, expiring September 3, 2028, which provides up to 30 MW of wind energy. Under a separate intercompany agreement, Wyoming Electric sells 50% of the facility output to South Dakota Electric.

•
Wyoming Electric has a PPA with Silver Sage, expiring September 30, 2029, which provides up to 30 MW of wind energy. Under a separate intercompany agreement, Wyoming Electric sells 20 MW of energy from Silver Sage to South Dakota Electric.

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

Related-party Revenue and Purchases

We had the following related-party transactions for the years ended December 31 included in the corresponding captions in the accompanying Statements of Income:

	2019	2018	2017
	(in thousands)
Revenues:
Energy sold to Wyoming Electric	$1,333	$2,064	$2,481
Rent from electric properties	$3,583	$3,634	$3,680
Horizon Point shared facility revenue	$12,026	$11,211	$1,420

Fuel and purchased power:
Purchases from WRDC mine	$17,041	$17,532	$15,948
Purchase of excess energy from Wyoming Electric	$856	$511	$601
Purchase of renewable wind energy from Wyoming Electric - Happy Jack	$1,968	$1,942	$1,924
Purchase of renewable wind energy from Wyoming Electric - Silver Sage	$3,579	$3,586	$3,290
Gas transportation service agreement with Wyoming Electric for firm and interruptible gas transportation	$309	$364	$393

Related-party Corporate Support

We had the following corporate support for the years ended December 31:

	2019	2018	2017
	(in thousands)
Corporate support services and fees from Parent, Black Hills Service Company and Black Hills Utility Holdings	$39,667	$34,578	$27,869

Horizon Point Shared Facilities Agreement

South Dakota Electric and BHSC are parties to a shared facilities agreement, whereby BHSC is charged for the use of the Horizon Point facility that is owned by South Dakota Electric and BHSC provides certain operations and maintenance services at the facility.

(15)    QUARTERLY HISTORICAL DATA (Unaudited)

We operate on a calendar year basis. The following table sets forth selected unaudited historical operating results data for each quarter (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Revenues	$79,041	$69,246	$77,022	$65,910
Operating income	$24,642	$17,310	$22,004	$19,981
Net income	$15,497	$10,148	$13,743	$7,514

2018
Revenues	$73,815	$70,676	$78,067	$75,522
Operating income	$20,364	$19,495	$21,428	$17,048
Net income	$11,760	$11,125	$13,317	$9,443

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2019. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Deloitte & Touche LLP	2019	2018
Audit Fees	$510	$592
Tax Fees	272	195
Total	$782	$787

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

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017

All other schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included elsewhere in the financial statements incorporated by reference in this Form 10-K.

SCHEDULE II

Valuation and qualifying accounts are detailed within Note 1 of the Notes to the Financial Statements in this Annual Report on Form 10-K.

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

BLACK HILLS POWER, INC.

		By	/s/ LINDEN R. EVANS
Linden R. Evans, Chairman, President and
Chief Executive Officer
Dated:	February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ LINDEN R. EVANS	Director and	February 18, 2020
Linden R. Evans, Chairman, President and	Principal Executive Officer
Chief Executive Officer

/s/ RICHARD W. KINZLEY	Director and	February 18, 2020
Richard W. Kinzley, Senior Vice President	Principal Financial and
and Chief Financial Officer	Accounting Officer

/s/ BRIAN G. IVERSON	Director	February 18, 2020
Brian G. Iverson