Form 10-Q
period 2020-03-31
BLACK HILLS POWER INC
filed 2020-05-05
CIK 12400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 001-7978

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

As of April 30, 2020, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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
CARES Act
Coronavirus Aid, Relief, and Economic Security Act, signed on March 27, 2020, which is a tax and spending package intended to provide additional economic relief and address the impact of the COVID-19 pandemic.

Cooling degree day (CDD)
A cooling degree day is equivalent to each degree that the average of the high and low temperature for a day is above 65 degrees. The warmer the climate, the greater the number of cooling degree days. Cooling degree days are used in the utility industry to measure the relative warmth and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.

Corriedale
Wind project near Cheyenne, Wyoming, that will be a 52.5 MW wind farm jointly owned by South Dakota Electric and Wyoming Electric and will serve as the dedicated wind energy supply to the Renewable Ready program.

COVID-19	The official name for the 2019 novel coronavirus disease, which was announced on February 11, 2020 by the World Health Organization, that is causing a global pandemic.
CPCN	Certificate of Public Convenience and Necessity
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
Heating degree day (HDD)
A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the utility industry to measure the relative coldness and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.

Horizon Point	BHC Corporate headquarters building in Rapid City, South Dakota, which was completed in 2017.
ICFR	Internal Controls over Financial Reporting
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
Parent	Black Hills Corporation
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
South Dakota Electric
Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in Montana, South Dakota and Wyoming (doing business as Black Hills Energy).

S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
TCJA	Tax Cuts and Jobs Act enacted December 22, 2017
WPSC	Wyoming Public Service Commission

WRDC	Wyodak Resources Development Corp., a direct, wholly-owned subsidiary of Black Hills Non-Regulated Holdings (doing business as Black Hills Energy).
Wygen III	110 MW mine-mouth coal-fired power plant in which BHP owns a 52% interest, MDU owns a 25% interest and the City of Gillette owns the remaining 23% interest. BHP operates the plant.
Wyodak Plant	Wyodak, a 362 MW mine-mouth coal-fired plant in Gillette, Wyoming, owned 80% by Pacificorp and 20% by South Dakota Electric. Our WRDC mine supplies all of the fuel for the plant.
Wyoming Electric
Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporations, providing electric service to customers in the Cheyenne, Wyoming area (doing business as Black Hills Energy).

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(unaudited)	2020	2019
	(in thousands)
Revenue	$71,611	$79,041

Operating expenses:
Fuel and purchased power	15,987	22,733
Operations and maintenance	21,059	19,557
Depreciation and amortization	11,141	10,077
Taxes - property	2,231	2,032
Total operating expenses	50,418	54,399

Operating income	21,193	24,642

Other income (expense):
Interest charges -
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(5,948)	(5,547)
Interest income	150	115
Other income (expense), net	359	(375)
Total other income (expense), net	(5,439)	(5,807)

Income before income taxes	15,754	18,835
Income tax (expense)	(2,419)	(3,338)
Net income	13,335	15,497

Other comprehensive income (loss), net of tax:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(3) and $0, respectively)	12	—
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(7) and $(4), respectively)	25	12
Other comprehensive income (loss), net of tax	37	12

Comprehensive income	$13,372	$15,509

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

	As of
(unaudited)	March 31, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets:
Cash	$6	$6
Accounts receivable, net	25,278	25,532
Accounts receivable from affiliates	8,149	7,838
Materials, supplies and fuel	29,776	27,950
Regulatory assets, current	25,344	21,588
Other current assets	7,299	4,949
Total current assets	95,852	87,863

Investments	5,104	5,079

Property, plant and equipment	1,493,942	1,494,670
Less: accumulated depreciation and amortization	(385,153)	(400,054)
Total property, plant and equipment, net	1,108,789	1,094,616

Other assets:
Regulatory assets, non-current	50,362	54,109
Other assets, non-current	18,585	18,690
Total other assets, non-current	68,947	72,799

TOTAL ASSETS	$1,278,692	$1,260,357

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(Continued)

	As of
(unaudited)	March 31, 2020	December 31, 2019
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$17,801	$20,654
Accounts payable to affiliates	32,620	32,121
Accrued liabilities	31,336	25,492
Money pool notes payable	60,068	57,585
Notes payable to Parent	45,000	25,000
Regulatory liabilities, current	3,548	3,162
Total current liabilities	190,373	164,014

Long-term debt	337,356	340,176

Deferred credits and other liabilities:
Deferred income tax liabilities, net	112,904	112,202
Regulatory liabilities, non-current	163,698	163,009
Benefit plan liabilities	14,473	14,636
Other deferred credits and other liabilities	15,612	15,397
Total deferred credits and other liabilities	306,687	305,244

Commitments and contingencies (Notes 5, 6 and 9)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	382,628	389,312
Accumulated other comprehensive loss	(1,343)	(1,380)
Total stockholder’s equity	444,276	450,923

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,278,692	$1,260,357

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating activities:
Net income	$13,335	$15,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,141	10,077
Deferred income tax	(276)	1,718
Employee benefits	324	195
Other adjustments, net	(137)	1,044
Change in operating assets and liabilities:
Accounts receivable and other current assets	(3,189)	(2,437)
Accounts payable and other current liabilities	2,113	6,210
Regulatory assets - current	(546)	(1,413)
Regulatory liabilities - current	385	(444)
Other operating activities, net	(206)	(594)
Net cash provided by operating activities	22,944	29,853

Investing activities:
Property, plant and equipment additions	(21,747)	(24,386)
Other investing activities	(825)	(169)
Net cash (used in) investing activities	(22,572)	(24,555)

Financing activities:
Change in money pool notes payable, net	2,483	(5,390)
Net borrowings (payments) of Notes payable to Parent	20,000	—
Long-term debt - repayments	(2,855)	—
Dividend to Parent company	(20,000)	—
Other financing activities	—	(15)
Net cash (used in) financing activities	(372)	(5,405)

Net change in cash	—	(107)

Cash, beginning of period	6	112
Cash, end of period	$6	$5

Supplemental cash flow information:
Cash (paid) refunded during the period for -
Interest (net of amounts capitalized)	$(3,501)	$(3,345)
Non-cash investing and financing activities -
Accrued property, plant and equipment purchases at March 31	$8,433	$8,633

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

(unaudited)	Common Stock
(in thousands, except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2019	23,416,396	$23,416	$39,575	$389,312	$(1,380)	$450,923
Net income	—	—	—	13,335	—	13,335
Other comprehensive income (loss), net of tax	—	—	—	—	37	37
Dividend to Parent company	—	—	—	(20,000)	—	(20,000)
Implementation of ASU 2016-13 Financial Instruments -- Credit Losses	—	—	—	(19)	—	(19)
March 31, 2020	23,416,396	$23,416	$39,575	$382,628	$(1,343)	$444,276

	Common Stock
(in thousands except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2018	23,416,396	$23,416	$39,575	$342,145	$(891)	$404,245
Net income	—	—	—	15,497	—	15,497
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Implementation of ASU 2016-02 Leases	—	—	—	(7)	—	(7)
Other adjustments	—	—	—	1	—	1
March 31, 2019	23,416,396	$23,416	$39,575	$357,636	$(879)	$419,748

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2019 Annual Report on Form 10-K)

(1)    Management’s Statement

The unaudited condensed financial statements included herein have been prepared by Black Hills Power, Inc. (“South Dakota Electric”, the “Company,” “we,” “us” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2019 Annual Report on Form 10-K filed with the SEC.

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the March 31, 2020, December 31, 2019 and March 31, 2019 financial information and are of a normal recurring nature. The results of operations for the three months ended March 31, 2020 and March 31, 2019, and our financial condition as of March 31, 2020 and December 31, 2019 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the outbreak a national emergency.  The U.S. government has deemed electric utilities as “critical” in providing essential services during this emergency.  As a provider of critical services, the Company has an obligation to provide services to our customers.  The Company remains focused on protecting the health of its employees and the communities in which it operates while assuring the continuity of its business operations.

The Company’s Condensed Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Financial Statements and reported amounts of revenue and expenses during the reporting periods presented.  The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that for the three months ended March 31, 2020, there were no material adverse impacts on the Company’s results of operations.

Change in Accounting Principle - Pension Accounting Asset Method

Effective January 1, 2020, we changed our method of accounting for net periodic benefit cost. Prior to the change, the Company used a calculated value for determining market-related value of plan assets which amortized the effects of gains and losses over a five-year period. Effective with the accounting change, the Company will continue to use a calculated value for the return-seeking assets (equities) in the portfolio and change to fair value for the liability-hedging assets (fixed income). See Note 6 for additional information.

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

Recently Adopted Accounting Standards

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

We adopted this standard on January 1, 2020, with prior year comparative financial information remaining as previously reported when transitioning to the new standard. On January 1, 2020, we recorded an increase to our allowance for credit losses, primarily associated with the inclusion of expected losses on unbilled revenue. The cumulative effect of the adoption, net of tax impact, was recorded as an adjustment to retained earnings.

Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for recording implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. As a result, certain categories of implementation costs that previously would have been charged to expense as incurred are now capitalized as prepayments and amortized over the term of the arrangement. We adopted this standard prospectively on January 1, 2020. Adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

(2)    Revenue

Our revenue contracts generally provide for performance obligations that are: fulfilled and transfer control to customers over time; represent a series of distinct services that are substantially the same; involve the same pattern of transfer to the customer; and provide a right to consideration from our customers in an amount that corresponds directly with the value to the customer for the performance completed to date. Therefore, we recognize revenue in the amount to which we have a right to invoice. The following tables depict the disaggregation of revenue from contracts with customers by customer type and timing of revenue recognition for each of the reporting segments for the three months ended March 31, 2020 and 2019. Sales tax and other similar taxes are excluded from revenues.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Customer types:
Retail	$51,427	$53,076
Wholesale	4,382	8,343
Market - off-system sales	2,377	4,670
Transmission/Other	13,300	12,831
Revenue from contracts with customers	71,486	78,920
Other revenues	125	121
Total revenues	$71,611	$79,041

Timing of revenue recognition:
Services transferred over time	$71,486	$78,920
Revenue from contracts with customers	$71,486	$78,920

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

(3)	Accounts Receivable

Following is a summary of Accounts receivable, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	March 31, 2020	December 31, 2019
Accounts receivable, trade	$15,577	$14,778
Unbilled revenues	10,059	10,914
Less allowance for credit losses	(358)	(160)
Accounts receivable, net	$25,278	$25,532

The ongoing credit evaluation of our customers during the COVID-19 pandemic is further discussed in the Credit Risk section of Note 7. The Company did not experience material credit losses or customer defaults during the three months ended March 31, 2020.

(4)	Regulatory Matters

We had the following regulatory assets and liabilities (in thousands) as of:

	March 31, 2020	December 31, 2019
Regulatory assets:
Loss on reacquired debt (a)	$921	$989
Deferred taxes on AFUDC (b)	4,882	4,927
Employee benefit plans and related deferred taxes (c)	20,866	20,661
Deferred energy and fuel cost adjustments (b)	23,854	23,203
Deferred taxes on flow through accounting (c)	10,297	9,801
Decommissioning costs (a)	5,767	6,211
Vegetation management (a)	7,486	8,062
Other regulatory assets (a)	1,633	1,843
Total regulatory assets	$75,706	$75,697
Less current regulatory assets	(25,344)	(21,588)
Regulatory assets, non-current	$50,362	$54,109

Regulatory liabilities:
Cost of removal for utility plant (a)	$58,422	$57,318
Employee benefit plan costs and related deferred taxes (c)	6,986	7,023
Excess deferred income taxes (c)	97,741	98,228
TCJA revenue reserve	3,548	3,162
Other regulatory liabilities (c)	549	440
Total regulatory liabilities	$167,246	$166,171
Less current regulatory liabilities	(3,548)	(3,162)
Regulatory liabilities, non-current	$163,698	$163,009

____________________

(a)	We are allowed a recovery of costs, but we are not allowed a rate of return.

(b)	In addition to recovery of costs, we are allowed a rate of return.

(c)	In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory Activity

There have been no significant changes to our Regulatory Matters from those previously disclosed in Note 7 of the Notes to the Financial Statements in our 2019 Annual Report on Form 10-K.

(5)	Related-Party Transactions

Dividend to Parent

For the three months ended March 31, 2020, we paid a $20 million dividend to BHC. We did not record any dividends for the three months ended March 31, 2019.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	March 31, 2020	December 31, 2019
Accounts receivable from affiliates	$8,149	$7,838
Accounts payable to affiliates	$32,620	$32,121

Money Pool Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement or, if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At March 31, 2020, the average cost of borrowing under the Utility Money Pool was 1.92%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	March 31, 2020	December 31, 2019
Money pool notes payable	$60,068	$57,585

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net interest income (expense)	$(287)	$(273)

Notes payable to Parent

On March 1, 2020, we entered into a $45 million, 4.11% short-term promissory note with BHC. This note is eligible for annual renewal at December 31, 2020. The current note replaces the prior $25 million short-term promissory note entered into on June 1, 2019 and renewed at December 31, 2019. We had the following balances for our Notes payable to Parent balance (in thousands) as of:

	March 31, 2020	December 31, 2019
Notes payable to Parent	$45,000	$25,000

Our Net interest income (expense) relating to balances of the Notes Payable to Parent was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net interest income (expense)	$(388)	$—

Other related party activity was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Energy sold to Wyoming Electric	$294	$574
Rent from electric properties	$989	$896
Horizon Point shared facility revenue	$2,840	$3,007

Fuel and purchased power:
Purchases from WRDC mine	$4,317	$4,657
Purchase of excess energy from Wyoming Electric	$161	$132
Purchase of renewable wind energy from Wyoming Electric - Happy Jack	$792	$535
Purchase of renewable wind energy from Wyoming Electric - Silver Sage	$1,392	$983
Gas transportation service agreement with Wyoming Electric for firm and interruptible gas transportation	$82	$76

Operations and maintenance:
Corporate support services and fees from BHSC	$10,419	$10,191
Wygen III ground lease with WRDC	$251	$246

(6)	Employee Benefit Plans

Change in Accounting Principle - Pension Accounting Asset Method

Effective January 1, 2020, the Company changed its method of accounting for net periodic benefit cost. Prior to the change, the Company used a calculated value for determining market-related value of plan assets which amortized the effects of gains and losses over a five-year period. Effective with the accounting change, the Company will continue to use a calculated value for the return-seeking assets (equities) in the portfolio and fair value for the liability-hedging assets (fixed income). The Company considers the fair value method for determining market-related value of liability-hedging assets to be a preferable method of accounting because asset-related gains and losses are subject to amortization into pension cost immediately. Additionally, the fair value for liability-hedging assets allows for the impact of gains and losses on this portion of the asset portfolio to be reflected in tandem with changes in the liability which is linked to changes in the discount rate assumption for remeasurement.

We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the Company calculated the cumulative difference using a calculated value versus fair value to determine market-related value for liability-hedging assets of the portfolio. The cumulative effect of this change, as of January 1, 2020, resulted in a $0.1 million decrease to prior service costs, as recorded in Other income (expense), net within the accompanying Condensed Statements of Comprehensive Income for the three months ended March 31, 2020.

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$92	$91
Interest cost	463	603
Expected return on plan assets	(781)	(851)
Prior service cost	—	2
Net loss (gain)	511	305
Net periodic benefit cost	$285	$150

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$39	$37
Interest cost	32	47
Prior service cost (benefit)	(84)	(84)
Net periodic benefit cost	$(13)	$—

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest cost	$21	$29
Net loss (gain)	31	16
Net periodic benefit cost	$52	$45

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made for 2020 and anticipated contributions for 2020 and 2021 are as follows (in thousands):

	Contributions	Remaining Anticipated Contributions for	Anticipated Contributions for
	Three Months Ended March 31, 2020	2020	2021
Defined Benefit Pension Plan	$—	$1,739	$1,703
Defined Benefit Postretirement Healthcare Plan	$147	$440	$597
Supplemental Non-qualified Defined Benefit Plans	$80	$241	$304

(7)	Derivatives and Fair Values

Our activities in the regulated and non-regulated energy sectors expose us to a number of risks in the normal operations of our businesses. Depending on the activity, we are exposed to varying degrees of market risk and credit risk.

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed to commodity price risk associated with our purchased power costs which include market fluctuations due to unpredictable factors such as weather, market speculation, transmission constraints, and other factors that may impact electric power supply and demand.

Credit Risk

Credit risk is the risk of financial loss resulting from non-performance of contractual obligations by a counterparty.

For production and generation activities, we attempt to mitigate our credit exposure by conducting business primarily with high credit quality entities, setting tenor and credit limits commensurate with counterparty financial strength, obtaining master netting agreements, and mitigating credit exposure with less creditworthy counterparties through parental guarantees, prepayments, letters of credit, and other security agreements.

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customers’ current creditworthiness, as determined by review of their current credit information. We maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issue that is identified.

Although we did not experience material credit losses or customer defaults for the three months ended March 31, 2020, we are monitoring COVID-19 impacts and changes to customer load, consistency in customer payments, requests for deferred or discounted payments, and requests for changes to credit limits to quantify future financial impacts to allowance for credit losses.

Derivatives

We have wholesale power purchase and sale contracts used to manage purchased power costs and customer load requirements associated with serving our electric customers that are considered derivative instruments. Changes in the fair value of these commodity derivatives are recorded in Fuel and purchased power, net of amounts credited to customers under margin-sharing mechanisms.

The contract or notional amounts and terms of the derivative commodity instruments held at our utilities are composed of both long and short positions. We were in a net long position as of:

	March 31, 2020		December 31, 2019
	MWh	Maximum Term (months)	MWh	Maximum Term (months)
Wholesale power contracts (a)	195,825	9	—	0
__________

(a)	Volumes exclude contracts that qualify for the normal purchases and normal sales exception.

From time to time we utilize risk management contracts including interest rate swaps to fix the interest on variable rate debt or to lock in the Treasury yield component associated with anticipated issuance of senior notes.  For swaps that settled in connection with the issuance of senior debt, the effective portion is deferred as a component in AOCI and recognized as interest expense over the life of the senior note. As of March 31, 2020, we had no outstanding interest rate swap agreements.

Derivatives by Balance Sheet Classification

As required by accounting standards for derivatives and hedges, fair values within the following tables are presented on a gross basis aside from the netting of asset and liability positions. Netting of positions is permitted in accordance with accounting standards for offsetting and under terms of our master netting agreements that allow us to settle positive and negative positions.

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	March 31, 2020	December 31, 2019

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Other current assets	$1,362	$—
Total derivatives not designated as hedges		$1,362	$—

Derivatives Designated as Hedges

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

	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships	Gain/(Loss) Recognized in OCI		Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
	(in thousands)			(in thousands)
Interest rate swaps	$16	$—	Interest expense	$(16)	$—
Total	$16	$—		$(16)	$—

Derivatives Not Designated as Hedges

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Condensed Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019. Note that this presentation does not reflect gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended March 31,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives	Fuel and purchased power	$1,362	$—
		$1,362	$—

As discussed above, financial instruments used to manage lowest cost resources for our customers are not designated as cash flow hedges. The unrealized gains and losses arising from these derivatives are recognized in the Condensed Statements of Comprehensive Income.

Fair Value

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

Recurring Fair Value Measurements

Derivatives

Our commodity contracts are valued using the market approach and include wholesale power contracts that do not meet the normal purchases and normal sales exception. For these derivative instruments, the fair value is obtained by utilizing a nationally recognized service that obtains observable inputs to compute the fair value.

	As of March 31, 2020
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives	$—	$1,362	$—	$—	1,362

As of December 31, 2019
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
(in thousands)
Assets:
Commodity derivatives	$—	$—	$—	$—	$—

Pension and Postretirement Plan Assets

Fair value measurements also apply to the valuation of our pension and postretirement plan assets. Current accounting guidance requires employers to annually disclose information about the fair value measurements of their assets of a defined benefit pension or other postretirement plan. The fair value of these assets was presented in Note 12 to the Financial Statements included in our 2019 Annual Report on Form 10-K.

The Company has concluded that the market volatility associated with COVID-19 does not require interim re-measurement of our pension plan assets or defined benefit obligations.

Other fair value measures

Financial instruments for which the carrying amount did not equal the fair value were as follows (in thousands) as of:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$337,356	$451,419	$340,176	$458,286
_________________

(a)
Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy. Carrying amount of long-term debt is net of deferred financing costs.

(8)	Commitments and Contingencies

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2019 Annual Report on Form 10-K.

(9)	Long-term Debt

Series 94A Debt

On March 24, 2020, South Dakota Electric paid off its $2.9 million, Series 94A variable rate notes due June 1, 2024. These notes were tendered by the sole investor on March 17, 2020.

(10)	Subsequent Events

We evaluated all subsequent event activity and concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosures.

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. We are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of COVID-19 and intends to make adjustments to its responses accordingly.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Amounts are presented on a pre-tax basis unless otherwise indicated.
Minor differences in amounts may result due to rounding.

COVID-19 Pandemic

One of the Company’s core values is safety. The COVID-19 pandemic has given us an opportunity to demonstrate our commitment to the health and safety of our employees, customers, business partners and the communities we serve. We have executed our business continuity plan with the goal of continuing to provide safe and reliable service during the COVID-19 pandemic.

For the three months ended March 31, 2020, we did not experience significant impacts to our financial results and operational activities due to COVID-19.

Decline in revenues and customer loads for the three months ended March 31, 2020, when compared to the same period in the prior year, were driven primarily by weather. We continue to closely monitor loads and have proactively communicated with various commercial and industrial customers in our service territories to understand their needs and forecast the potential financial implications. We did not experience a significant increase in bad debt expense for the three months ended March 31, 2020. We have informed both our customers and regulators that disconnections for non-payment will be temporarily suspended. We continue to monitor the impacts of COVID-19 on our cash flows and bad debt expense.

We continue to maintain adequate liquidity to operate our business and fund our capital investment program. The Company has no material upcoming debt maturities until August 2032. We have not had any changes to our credit ratings. We also continue to monitor the funding status of our employee benefit plan obligations, which had not materially changed as of March 31, 2020.

We are monitoring supply chains, including lead times for key materials and supplies, availability of resources, and status of large capital projects. To date, there have been limited impacts to supply chains including availability of supplies and materials and lead times. Capital projects are ongoing without material disruption to schedules. Our third party resources continue to support our business plans without disruption. Contingency plans are ongoing due to the impacts of COVID-19, including the potential for rescheduling projects. We currently do not anticipate a significant impact to our capital investment plan for 2020.

We continue to work closely with local health, public safety and government officials to minimize the spread of COVID-19 and minimize the impact to our employees and the service we provide to our customers. Some of the actions the Company has taken include implementing protocols for our field operations personnel to continue to safely and effectively interact with our customers, asking employees to work from home to the extent possible, quarantining employees if they had traveled to an at-risk area, limiting travel to mission critical purposes and sequestering essential employees.

As we look forward, we anticipate that our 2020 operating results could potentially be impacted as a result of COVID-19, including impact related to the following:

•	Increased residential and decreased commercial and industrial load and demand;

•	Increased allowance for credit losses and bad debt expense as a result of suspending disconnections and delayed or non-payment from customers;

•	Disruption in our supply chains impacting our ability to timely execute our capital investment and maintenance project plans;

•	Volatility in cost of sales due to changes in commodity prices;

•	Rate actions from our regulators;

•	Decreased training, travel and outside services related expenses;

•
Increased operation and maintenance costs if we experience a shortage of labor availability which would lead to deferral of capital projects and sequestration costs for employees deemed critical at our generating facilities; and

•	Increased tax benefits for employee retention tax credits and reduced cash tax payments for the payroll tax deferral provision from the CARES Act

During these uncertain times, we remain highly focused on the safety and health of our employees, customers, business partners and communities. We continue to monitor load, customers’ ability to pay, the potential for supply chain disruption that may impact our capital and maintenance project plans and the availability of resources to execute our plans.

Company Highlights

Construction continues on the $79 million Corriedale project, which is expected to be placed in service by year-end 2020. As a result of COVID-19, we regularly communicate with our key suppliers to maintain visibility into any disruptions they are experiencing in the receipt of supplies and materials from their suppliers. At this time, we have not experienced significant disruption in our supply chain due to COVID-19 which would cause us to adjust the in-service date for this project. If significant disruptions occur and we were unable to complete the project by December 31, 2020, we could experience loss of production tax credits.

On April 16, 2020, S&P affirmed our credit rating at A.

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

Our gross margin measure may not be comparable to other companies’ gross margin measures. Furthermore, this measure is not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

The following tables provide certain financial information and operating statistics:

	Three Months Ended March 31,
	2020	2019	Variance
	(in thousands)
Revenue (a)	$71,611	$79,041	$(7,430)
Fuel and purchased power (a)	15,987	22,733	(6,746)
Gross margin (non-GAAP)	55,624	56,308	(684)

Operating expenses	34,431	31,666	2,765
Operating income	21,193	24,642	(3,449)

Interest income (expense), net	(5,798)	(5,432)	(366)
Other income (expense), net	359	(375)	734
Income tax (expense)	(2,419)	(3,338)	919
Net income	$13,335	$15,497	$(2,162)
____________________

(a)
Revenue and purchased power for the three months ended March 31, 2020, as well as associated quantities, for a certain wholesale contract have been presented on a net basis.  This resulted in a decrease of $3.6 million to both revenue and fuel and purchased power. Amounts for the three months ended March 31, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019. Net income was $13 million compared to $15 million for the same period in the prior year primarily due to the following:

Gross margin decreased primarily due to a $1.4 million decline from lower heating residential demand from warmer winter weather and $1.2 million of lower off-system power marketing margins partially offset by a $1.4 million mark-to-market gain on wholesale energy contracts and $0.6 million of higher rider revenues.

Operating expenses increased primarily due to higher employee related costs, higher generation expenses due to timing of a planned outage at Neil Simpson II and higher depreciation due to a higher asset base driven by prior year capital expenditures.

Operating Statistics

	Electric Revenue		Quantities Sold
	(in thousands)		(MWh)
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Residential	$19,681	$21,190	153,037	169,936
Commercial	22,226	23,144	185,961	194,794
Industrial	9,086	8,357	118,558	108,196
Municipal	771	781	7,439	7,573
Total retail revenue	51,764	53,472	464,995	480,499
Wholesale (a)	4,382	8,343	81,737	223,020
Market - off-system sales	2,377	4,670	105,744	99,572
Other revenue	13,088	12,556	—	—
Total Revenue and Energy Sold	71,611	79,041	652,476	803,091
Other Uses, Losses or Generation, net (b)	—	—	32,748	41,910
Total revenue	$71,611	$79,041	685,224	845,001
____________________

(a)
Revenue and purchased power for the three months ended March 31, 2020, as well as associated quantities, for certain wholesale contracts have been presented on a net basis, which resulted in a decrease of $3.6 million, or 135,327 MWh.  Amounts for the three months ended March 31, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

(b)	Includes company uses, line losses, and excess exchange production.

Quantities Generated and Purchased (MWh)	Three Months Ended March 31,
	2020	2019
Coal-fired	380,495	409,666
Natural Gas and Oil	92,471	47,703
Total generated	472,966	457,369

Purchased (a)	212,258	387,632
Total generated and purchased	685,224	845,001
________________

(a)
Purchased power quantities for the three months ended March 31, 2020, for certain wholesale contracts have been presented on a net basis, which resulted in a decrease of 135,327 MWh.  Amounts for the three months ended March 31, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

Contracted Power Plant Fleet Availability (a)	Three Months Ended March 31,
	2020	2019
Coal-fired plants (b)	91.8%	98.2%
Other plants (c)	98.1%	87.3%
Total availability	95.1%	92.4%
____________________

(a)	Total availability is calculated using a weighted average based on capacity of our generating fleet.

(b)	2020 includes a planned outage at Neil Simpson II.

(c)	2019 included a planned outage at Lange CT.

Degree Days	Three Months Ended March 31,
	2020		2019
	Actual	Variance from Normal	Actual	Variance from Normal
Heating degree days	3,111	(3)%	3,916	22%
Cooling degree days	—	—%	—	—%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at March 31, 2020:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________

(a)	On April 16, 2020, S&P affirmed A rating.

(b)	On December 20, 2019, Moody’s affirmed A1 rating.

(c)	On August 29, 2019, Fitch affirmed A rating.

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

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, such as the COVID-19 pandemic, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements described in Item 1A of our 2019 Annual Report on Form 10-K, including statements contained within Item 1A - Risk Factors and Part II, Item 1A of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at March 31, 2020.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment (i.e. remote work arrangements) have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations, including financial reporting systems, ICFR, and disclosure controls and procedures.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2019 Annual Report on Form 10-K and Note 8 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2019 Annual Report on Form 10-K filed with the SEC except as shown below:

Our business, results of operations and financial condition could be adversely affected by the recent coronavirus (COVID-19) outbreak.

We are responding to the global pandemic of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread. We provide an essential service to our customers which means it is critical we keep our employees who operate our business healthy and minimize unnecessary exposure to the virus. We continue to execute our business continuity plan and have implemented a comprehensive set of actions for the health and safety of our customers, employees, business partners and the communities we serve. We have taken extra precautions for our employees who work in the field and for employees who continue to work in our facilities and we have implemented work from home policies where appropriate. We have implemented sequestration plans for employees critical to maintaining reliable service.

We have informed both our customers and regulators that disconnections for non-payment will be temporarily suspended. We have instituted measures to ensure our supply chain remains open to us. We continue to implement strong physical and cyber-security measures to ensure our systems remain functional to both serve our operational needs with a remote workforce and to provide uninterrupted service to our customers.

For the three months ended March 31, 2020, the impacts of COVID-19 had a minimal financial impact on our business, operations and financial condition. In particular, we experienced minimal financial impacts to the following due to COVID-19:

•	Volatility in electricity usage from our residential, commercial and industrial customers resulting in a minimal decrease in total demand;

•	Delayed payments from an isolated population of our commercial and industrial customers within hard-hit industries;

•	Minimal disruptions receiving the materials and supplies necessary to maintain operations and continue executing our capital investment plans as planned;

•	Reduced availability and productivity of our employees;

•	Minimal impacts to the availability of our third-party resources;

•	Minimal decline in the funded status of our pension plan;

•	Increased costs due to sequestration of mission critical and essential employees; and

•	Reduced training, travel and outside services related expenses.

Should the COVID-19 pandemic continue for a prolonged period, or impact the areas we serve more significantly than it has today, our business, operations and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

•	Adversely impact our strategic business plans, growth strategy and capital investment plans;

•	Adversely impact electricity demand from our customers, particularly from businesses, commercial and industrial customers;

•	Reduce the availability and productivity of our employees and third-party resources;

•	Cause us to experience an increase in costs as a result of our emergency measures;

•
Result in increased allowance for credit losses and bad debt expense as a result of delayed or non-payment from our customers, both of which could be magnified by Federal or state government legislation that requires us to extend suspensions of disconnections for non-payment;

•	Cause delays and disruptions in the availability, timely delivery and cost of materials and components used in our operations;

•
Cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects impacting qualification criteria for certain tax credits and potential damages in our power purchase agreements;

•	Cause a deterioration of the credit quality of our counterparties, including power purchase agreement counterparties, contractors or retail customers, that could result in credit losses;

•	Cause impairment of long-lived assets;

•	Adversely impact our ability to develop, construct and operate facilities;

•	Cause a deterioration in our financial metrics or the business environment that adversely impacts our credit ratings;

•	Cause a delay in the permitting process of certain development projects, affecting the timing of final investment decisions and start dates of construction;

•	Cause delays in our ability to change rates through regulatory proceedings; and

•	Cause other risks to impact us, such as the risks described in the “Risk Factors” section of our 2019 Annual Report on Form 10-K, and our ability to meet our financial obligations.

To date, we have not experienced significant impacts to our results of operations, financial condition, cash flows or business plans. However, the situation remains fluid and it is difficult to predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

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

Exhibit 18.1	Preferability letter from Deloitte & Touche LLP regarding change in pension accounting asset method.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_________________________

*	Previously filed as part of the filing indicated and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK HILLS POWER, INC.

/s/ Linden R. Evans
Linden R. Evans, Chairman, President and
Chief Executive Officer

/s/ Richard W. Kinzley
Richard W. Kinzley, Senior Vice President and
Chief Financial Officer

Dated:	May 5, 2020