Form 10-Q
period 2020-06-30
BLACK HILLS POWER INC
filed 2020-08-05
CIK 12400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

As of July 31, 2020, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

Reduced Disclosure

The Registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms and abbreviations appear in the text of this report and have the definitions described below:

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by the FASB
BHC	Black Hills Corporation, the Parent of Black Hills Power, Inc.
Black Hills Energy	The name used to conduct the business of our utility company as well as our affiliates.
BHSC	Black Hills Service Company, LLC, a direct, wholly-owned subsidiary of BHC (doing business as Black Hills Energy)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act, signed on March 27, 2020, which is a tax and spending package intended to provide additional economic relief and address the impact of the COVID-19 pandemic.
Cooling degree day (CDD)	A cooling degree day is equivalent to each degree that the average of the high and low temperature for a day is above 65 degrees. The warmer the climate, the greater the number of cooling degree days. Cooling degree days are used in the utility industry to measure the relative warmth and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.
Corriedale	Wind project near Cheyenne, Wyoming, that will be a 52.5 MW wind farm jointly owned by South Dakota Electric and Wyoming Electric and will serve as the dedicated wind energy supply to the Renewable Ready program.
COVID-19	The official name for the 2019 novel coronavirus disease announced on February 11, 2020 by the World Health Organization, that is causing a global pandemic.
FASB	Financial Accounting Standards Board
Fitch	Fitch Ratings, Inc.
GAAP	Accounting principles generally accepted in the United States of America
Happy Jack	Happy Jack Wind Farms, LLC, a subsidiary of Duke Energy Generation Services
Heating degree day (HDD)	A heating degree day is equivalent to each degree that the average of the high and the low temperatures for a day is below 65 degrees. The colder the climate, the greater the number of heating degree days. Heating degree days are used in the utility industry to measure the relative coldness and to compare relative temperatures between one geographic area and another. Normal degree days are based on the National Weather Service data for selected locations.
Horizon Point	BHC Corporate headquarters building in Rapid City, South Dakota, which was completed in 2017.
ICFR	Internal Controls over Financial Reporting
LIBOR	London Interbank Offered Rate
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatts
MWh	Megawatt-hours
Parent	Black Hills Corporation
Renewable Ready	Voluntary renewable energy subscription program for large commercial, industrial and governmental agency customers in South Dakota and Wyoming.
SEC	United States Securities and Exchange Commission
Silver Sage	Silver Sage Windpower, LLC, a subsidiary of Duke Energy Generation Services
South Dakota Electric	Black Hills Power, Inc., a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in Montana, South Dakota and Wyoming (doing business as Black Hills Energy).
S&P	Standard & Poor’s, a division of The McGraw-Hill Companies, Inc.
TCJA	Tax Cuts and Jobs Act enacted December 22, 2017
WRDC	Wyodak Resources Development Corp., a direct, wholly-owned subsidiary of Black Hills Non-Regulated Holdings (doing business as Black Hills Energy).

Wygen III	110 MW mine-mouth coal-fired power plant in which BHP owns a 52% interest, MDU owns a 25% interest and the City of Gillette owns the remaining 23% interest. BHP operates the plant.
Wyoming Electric	Cheyenne Light, Fuel and Power Company, a direct, wholly-owned subsidiary of Black Hills Corporation, providing electric service to customers in the Cheyenne, Wyoming area (doing business as Black Hills Energy).

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2020	2019	2020	2019
	(in thousands)
Revenue	$62,587	$69,246	$134,198	$148,287

Operating expenses:
Fuel and purchased power	12,614	18,381	28,601	41,114
Operations and maintenance	19,204	21,128	40,263	40,685
Depreciation and amortization	10,762	10,357	21,903	20,434
Taxes - property	2,280	2,070	4,511	4,102
Total operating expenses	44,860	51,936	95,278	106,335

Operating income	17,727	17,310	38,920	41,952

Other income (expense):
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(5,994)	(5,449)	(11,942)	(10,996)
Interest income	(27)	172	123	287
Other income (expense), net	(543)	291	(184)	(84)
Total other income (expense), net	(6,564)	(4,986)	(12,003)	(10,793)

Income before income taxes	11,163	12,324	26,917	31,159
Income tax (expense)	(1,536)	(2,176)	(3,955)	(5,514)
Net income	9,627	10,148	22,962	25,645

Other comprehensive income (loss), net of tax:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(3), $(7), $(6) and $(7), respectively	13	25	25	25
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(7), $(2), $(14) and $(6), respectively)	25	14	50	26
Other comprehensive income (loss), net of tax	38	39	75	51

Comprehensive income	$9,665	$10,187	$23,037	$25,696

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

	As of
(unaudited)	June 30, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets:
Cash	$5	$6
Accounts receivable, net	24,987	25,532
Accounts receivable from affiliates	6,557	7,838
Materials, supplies and fuel	31,800	27,950
Regulatory assets, current	25,043	21,588
Other current assets	7,064	4,949
Total current assets	95,456	87,863

Investments	5,136	5,079

Property, plant and equipment	1,517,000	1,494,670
Less: accumulated depreciation and amortization	(382,896)	(400,054)
Total property, plant and equipment, net	1,134,104	1,094,616

Other assets:
Regulatory assets, non-current	49,951	54,109
Other assets, non-current	18,560	18,690
Total other assets, non-current	68,511	72,799

TOTAL ASSETS	$1,303,207	$1,260,357

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(Continued)

	As of
(unaudited)	June 30, 2020	December 31, 2019
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$18,678	$20,654
Accounts payable to affiliates	35,033	32,121
Accrued liabilities	30,074	25,492
Money pool notes payable	56,827	57,585
Notes payable to Parent	65,000	25,000
Regulatory liabilities, current	3,353	3,162
Total current liabilities	208,965	164,014

Long-term debt	337,391	340,176

Deferred credits and other liabilities:
Deferred income tax liabilities, net	113,079	112,202
Regulatory liabilities, non-current	161,237	163,009
Benefit plan liabilities	12,856	14,636
Other deferred credits and other liabilities	15,738	15,397
Total deferred credits and other liabilities	302,910	305,244

Commitments and contingencies (Notes 5, 6 and 9)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	392,255	389,312
Accumulated other comprehensive loss	(1,305)	(1,380)
Total stockholder’s equity	453,941	450,923

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,303,207	$1,260,357

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended June 30,
	2020	2019
	(in thousands)
Operating activities:
Net income	$22,962	$25,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,903	20,434
Deferred income tax	(987)	2,004
Employee benefits	649	389
Other adjustments, net	1,345	1,767
Change in operating assets and liabilities:
Accounts receivable and other current assets	(3,611)	4,841
Accounts payable and other current liabilities	1,642	47
Regulatory assets - current	(693)	(2,037)
Regulatory liabilities - current	191	(131)
Contributions to defined benefit pension plan	(1,739)	—
Other operating activities, net	(409)	(2,372)
Net cash provided by operating activities	41,253	50,587

Investing activities:
Property, plant and equipment additions	(56,837)	(49,387)
Other investing activities	(804)	(688)
Net cash (used in) investing activities	(57,641)	(50,075)

Financing activities:
Change in money pool notes payable, net	(758)	(619)
Net borrowings of Notes payable to Parent	40,000	—
Long-term debt - repayments	(2,855)	—
Dividend to Parent company	(20,000)	—
Net cash provided by (used in) financing activities	16,387	(619)

Net change in cash	(1)	(107)

Cash, beginning of period	6	112
Cash, end of period	$5	$5

Supplemental cash flow information:
Cash (paid) during the period for -
Interest (net of amounts capitalized)	$(11,681)	$(11,342)
Non-cash investing and financing activities -
Accrued property, plant and equipment purchases at June 30	$11,573	$15,316

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

(unaudited)	Common Stock
(in thousands, except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2019	23,416,396	$23,416	$39,575	$389,312	$(1,380)	$450,923
Net income	—	—	—	13,335	—	13,335
Other comprehensive income (loss), net of tax	—	—	—	—	37	37
Dividend to Parent company	—	—	—	(20,000)	—	(20,000)
Implementation of ASU 2016-13 Financial Instruments — Credit Losses	—	—	—	(19)	—	(19)
March 31, 2020	23,416,396	$23,416	$39,575	$382,628	$(1,343)	$444,276
Net income	—	—	—	9,627	—	9,627
Other comprehensive income (loss), net of tax	—	—	—	—	38	38
June 30, 2020	23,416,396	$23,416	$39,575	$392,255	$(1,305)	$453,941

	Common Stock
(in thousands except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2018	23,416,396	$23,416	$39,575	$342,145	$(891)	$404,245
Net income	—	—	—	15,497	—	15,497
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Cumulative effect of ASC 842 implementation	—	—	—	(7)	—	(7)
Other adjustments	—	—	—	1	—	1
March 31, 2019	23,416,396	$23,416	$39,575	$357,636	$(879)	$419,748
Net income	—	—	—	10,148	—	10,148
Other comprehensive income (loss), net of tax	—	—	—	—	39	39
Other adjustments	—	—	—	1	—	1
June 30, 2019	23,416,396	$23,416	$39,575	$367,785	$(840)	$429,936

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

The information furnished in the accompanying condensed financial statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the June 30, 2020, December 31, 2019 and June 30, 2019 financial information and are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2020 and June 30, 2019, and our financial condition as of June 30, 2020 and December 31, 2019 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the outbreak a national emergency.  The U.S. government has deemed electric utilities to be a critical infrastructure sector that provides essential services during this emergency.  As a provider of essential services, the Company has an obligation to provide services to our customers.  The Company remains focused on protecting the health of its employees and the communities in which it operates while assuring the continuity of its business operations.

The Company’s Condensed Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Financial Statements and reported amounts of revenue and expenses during the reporting periods presented.  The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that for the three and six months ended June 30, 2020, there were no material adverse impacts on the Company’s results of operations.

Change in Accounting Principle - Pension Accounting Asset Method

Effective January 1, 2020, we changed our method of accounting for net periodic benefit cost. Prior to the change, the Company used a calculated value for determining market-related value of plan assets which amortized the effects of gains and losses over a five-year period. Effective with the accounting change, the Company will use a calculated value for the return-seeking assets (equities) in the portfolio and change to fair value for the liability-hedging assets (fixed income). See Note 6 for additional information.

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

Recently Adopted Accounting Standards

Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses: Measurement of Credit Losses on Financial Instruments, which was subsequently amended by ASUs 2018-19, 2019-04, 2019-05, 2019-10, and 2019-11. The standard introduces new accounting guidance for credit losses on financial instruments within its scope, including trade receivables. This new guidance adds an impairment model that is based on expected losses rather than incurred losses.

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

(2) Revenue

Our revenue contracts generally provide for performance obligations that: are fulfilled and transfer control to customers over time; represent a series of distinct services that are substantially the same; involve the same pattern of transfer to the customer; and provide a right to consideration from our customers in an amount that corresponds directly with the value to the customer for the performance completed to date. Therefore, we recognize revenue in the amount to which we have a right to invoice. The following tables depict the disaggregation of revenue from contracts with customers by customer type and timing of revenue recognition for each of the reporting segments for the three and six months ended June 30, 2020 and 2019. Sales tax and other similar taxes are excluded from revenues.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in thousands)
Customer types:
Retail	$46,509	$46,809	$97,936	$99,885
Wholesale	2,716	6,780	7,098	15,123
Market - off-system sales	2,004	2,393	4,381	7,063
Transmission/Other	11,299	13,083	24,599	25,914
Revenue from contracts with customers	62,528	69,065	134,014	147,985
Other revenues	59	181	184	302
Total revenues	$62,587	$69,246	$134,198	$148,287

Timing of revenue recognition:
Services transferred over time	$62,528	$69,065	$134,014	$147,985
Revenue from contracts with customers	$62,528	$69,065	$134,014	$147,985

Contract Balances

The nature of our primary revenue contracts provides an unconditional right to consideration upon service delivery; therefore, no customer contract assets or liabilities exist. The unconditional right to consideration is represented by the balance in our Accounts Receivable and is further discussed in Note 3.

(3) Accounts Receivable

Following is a summary of Accounts receivable, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	June 30, 2020	December 31, 2019
Accounts receivable, trade	$14,615	$14,778
Unbilled revenues	10,933	10,914
Less allowance for credit losses	(561)	(160)
Accounts receivable, net	$24,987	$25,532

Due to the COVID-19 pandemic, we experienced an increase in our accounts receivable arrears balances. As a result, we increased our allowance for credit losses and bad debt expense for the six months ended June 30, 2020 by $0.1 million.

The ongoing credit evaluation of our customers during the COVID-19 pandemic is further discussed in the Credit Risk section of Note 7.

(4) Regulatory Matters

We had the following regulatory assets and liabilities (in thousands) as of:

	June 30, 2020	December 31, 2019
Regulatory assets:
Loss on reacquired debt (a)	$854	$989
Deferred taxes on AFUDC (b)	4,840	4,927
Employee benefit plans and related deferred taxes (c)	20,810	20,661
Deferred energy and fuel cost adjustments (b)	23,937	23,203
Deferred taxes on flow through accounting (c)	10,727	9,801
Decommissioning costs (a)	5,323	6,211
Vegetation management (a)	6,911	8,062
Other regulatory assets (a)	1,592	1,843
Total regulatory assets	$74,994	$75,697
Less current regulatory assets	(25,043)	(21,588)
Regulatory assets, non-current	$49,951	$54,109

Regulatory liabilities:
Cost of removal (a)	$56,339	$57,318
Employee benefit plan costs and related deferred taxes (c)	6,986	7,023
Excess deferred income taxes (c)	97,254	98,228
TCJA revenue reserve	3,209	3,162
Other regulatory liabilities (c)	802	440
Total regulatory liabilities	$164,590	$166,171
Less current regulatory liabilities	(3,353)	(3,162)
Regulatory liabilities, non-current	$161,237	$163,009
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

(5) Related-Party Transactions

Dividend to Parent

For the six months ended June 30, 2020, we paid a $20 million dividend to BHC. We did not pay any dividends for the six months ended June 30, 2019.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	June 30, 2020	December 31, 2019
Accounts receivable from affiliates	$6,557	$7,838
Accounts payable to affiliates	$35,033	$32,121

Money Pool Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of our parent company’s external borrowings as defined under the Agreement or, if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At June 30, 2020, the cost of borrowing under the Utility Money Pool was 1.16%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	June 30, 2020	December 31, 2019
Money pool notes payable	$56,827	$57,585

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest (expense)	$(201)	$(198)	$(488)	$(471)

Notes payable to Parent

On June 1, 2020, we entered into a $65 million, 4.11% short-term promissory note with BHC. This note is eligible for annual renewal at December 31, 2020. The current note replaces the prior $45 million short-term promissory note entered into on March 1, 2020. We had the following balances for our Notes payable to Parent balance (in thousands) as of:

	June 30, 2020	December 31, 2019
Notes payable to Parent	$65,000	$25,000

Our Net interest income (expense) relating to balances of the Notes Payable to Parent was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest (expense)	$(589)	$(214)	$(977)	$(227)

Other related party activity was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Energy sold to Wyoming Electric	$235	$340	$529	$914
Rent from electric properties	$989	$895	$1,978	$1,791
Horizon Point shared facility revenue	$2,840	$3,006	$5,680	$6,013

Fuel and purchased power:
Purchases from WRDC mine	$4,332	$3,216	$8,649	$7,873
Purchase of excess energy from Wyoming Electric	$125	$41	$286	$173
Purchase of renewable wind energy from Wyoming Electric - Happy Jack	$416	$342	$1,208	$877
Purchase of renewable wind energy from Wyoming Electric - Silver Sage	$804	$611	$2,196	$1,594
Gas transportation service agreement with Wyoming Electric for firm and interruptible gas transportation	$82	$75	$164	$151

Operations and maintenance:
Corporate support services and fees from BHSC	$9,822	$9,451	$20,241	$19,642
Wygen III ground lease with WRDC	$251	$247	$502	$493

(6) Employee Benefit Plans

Change in Accounting Principle - Pension Accounting Asset Method

Effective January 1, 2020, the Company changed its method of accounting for net periodic benefit cost. Prior to the change, the Company used a calculated value for determining market-related value of plan assets which amortized the effects of gains and losses over a five-year period. Effective with the accounting change, the Company will use a calculated value for the return-seeking assets (equities) in the portfolio and fair value for the liability-hedging assets (fixed income). The Company considers the fair value method for determining market-related value of liability-hedging assets to be a preferable method of accounting because asset-related gains and losses are subject to amortization into pension cost immediately. Additionally, the fair value for liability-hedging assets allows for the impact of gains and losses on this portion of the asset portfolio to be reflected in tandem with changes in the liability which is linked to changes in the discount rate assumption for remeasurement.

We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the Company calculated the cumulative difference using a calculated value versus fair value to determine market-related value for liability-hedging assets of the portfolio. The cumulative effect of this change, as of January 1, 2020, resulted in a $0.1 million decrease to prior service costs, as recorded in Other income (expense), net within the accompanying Condensed Statements of Comprehensive Income for the six months ended June 30, 2020.

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$92	$92	$184	$183
Interest cost	463	602	926	1,205
Expected return on plan assets	(781)	(852)	(1,562)	(1,703)
Prior service cost	—	3	—	5
Net loss	510	305	1,021	610
Net periodic benefit cost	$284	$150	$569	$300

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	39	37	78	74
Interest cost	33	46	65	93
Prior service (benefit)	(84)	(84)	(168)	(168)
Net periodic benefit cost	(12)	(1)	(25)	(1)

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$21	$28	$42	$57
Net loss	32	17	63	33
Net periodic benefit cost	$53	$45	$105	$90

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made for 2020 and anticipated contributions for 2020 and 2021 are as follows (in thousands):

	Contributions	Remaining Anticipated Contributions for	Anticipated Contributions for
	Six Months Ended June 30, 2020	2020	2021
Defined Benefit Pension Plan	$1,739	$—	$1,703
Defined Benefit Postretirement Healthcare Plan	$293	$293	$597
Supplemental Non-qualified Defined Benefit Plans	$160	$161	$304

(7) Derivatives and Fair Values

Market and Credit Risk Disclosures

Our activities in the regulated and non-regulated energy sectors expose us to a number of risks in the normal operations of our businesses. Depending on the activity, we are exposed to varying degrees of market risk and credit risk.

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed to the following market risks, including, but not limited to:

•Commodity price risk associated with our purchased power costs which include market fluctuations due to unpredictable factors such as weather, market speculation, transmission constraints, and other factors that may impact electric power supply and demand; and

•Interest rate risk associated with future debt, including reduced access to liquidity during periods of extreme capital markets volatility, such as the 2008 financial crisis and the COVID-19 pandemic;

Credit Risk

Credit risk is the risk of financial loss resulting from non-performance of contractual obligations by a counterparty.

For production and generation activities, we attempt to mitigate our credit exposure by conducting business primarily with high credit quality entities, setting tenor and credit limits commensurate with counterparty financial strength, obtaining master netting agreements, and mitigating credit exposure with less creditworthy counterparties through parental guarantees, cash collateral requirements, letters of credit, and other security agreements.

We perform ongoing credit evaluations of our customers and adjust credit limits based on payment history and the customers’ current creditworthiness, as determined by review of their current credit information. We maintain a provision for estimated credit losses based upon historical experience, changes in current market conditions, expected losses and any specific customer collection issue that is identified.

We continue to monitor COVID-19 impacts and changes to customer load, consistency in customer payments, requests for deferred or discounted payments, and requests for changes to credit limits to quantify estimated future financial impacts to the allowance for credit losses. During the three and six months ended June 30, 2020, the potential economic impact of the COVID-19 pandemic was considered in forward looking projections related to write-off and recovery rates, and resulted in increases to the allowance for credit losses and bad debt expense of $0.1 million and $0.1 million, respectively. See Note 3 for further information.

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

The contract or notional amounts and terms of the derivative commodity instruments held at our utilities are composed of both long and short positions. We were in a net long position as of:

	June 30, 2020		December 31, 2019
	MWh	Maximum Term (months)	MWh	Maximum Term (months)
Wholesale power contracts (a)	141,225	6	—	0
__________
(a) Volumes exclude contracts that qualify for the normal purchases and normal sales exception.

From time to time we utilize risk management contracts including interest rate swaps to fix the interest on variable rate debt or to lock in the Treasury yield component associated with anticipated issuance of senior notes.  For swaps that settled in connection with the issuance of senior debt, the effective portion is deferred as a component in AOCI and recognized as interest expense over the life of the senior note. As of June 30, 2020, we had no outstanding interest rate swap agreements.

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

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	June 30, 2020	December 31, 2019

Derivatives not designated as hedges:
Asset derivative instruments:
Current commodity derivatives	Other current assets	$1,158	$—
Total derivatives not designated as hedges		$1,158	$—

Derivatives Designated as Hedges

The impacts of cash flow hedges on our Condensed Statements of Comprehensive Income are presented below for the three and six months ended June 30, 2020 and 2019. Derivatives designated as cash flow hedges relate to a treasury lock entered into in August 2002 to hedge $50 million of our First Mortgage Bonds due on August 15, 2032. The treasury lock cash settled on August 8, 2002, the bond pricing date, and resulted in a $1.8 million loss. The treasury lock is treated as a cash flow hedge and the resulting loss is carried in Accumulated other comprehensive loss and is being amortized over the life of the related bonds.

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
		(in thousands)		(in thousands)
Interest rate swaps	Interest expense	$(16)	$(16)	$(32)	$(32)
Total		$(16)	$(16)	$(32)	$(32)

Derivatives Not Designated as Hedges

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019. Note that this presentation does not reflect gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended June 30,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives	Fuel and purchased power	$(204)	$—
		$(204)	$—

		Six Months Ended June 30,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives	Fuel and purchased power	$1,158	$—
		$1,158	$—

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

	As of June 30, 2020
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Assets:
Commodity derivatives	$—	$1,158	$—	$—	1,158

As of December 31, 2019
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
(in thousands)
Assets:
Commodity derivatives	$—	$—	$—	$—	$—

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

Other fair value measures

Financial instruments for which the carrying amount did not equal the fair value were as follows (in thousands) as of:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$337,391	$491,595	$340,176	$458,286
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

COVID-19 Pandemic

One of the Company’s core values is safety. The COVID-19 pandemic has given us an opportunity to demonstrate our commitment to the health and safety of our customers, employees, business partners and the communities we serve. We have executed our business continuity plan with the goal of continuing to provide safe and reliable service during the COVID-19 pandemic.

For the three and six months ended June 30, 2020, we experienced limited impacts to our financial results and operational activities due to COVID-19. Increased costs due to sequestration of mission-critical and essential employees and increased bad debt expense were mostly offset by decreased training, travel and outside services related expenses.
During the three months ended June 30, 2020, COVID-19 had a limited impact on revenues and customer loads, as the decline in commercial usage was partially offset by an increase in residential usage. Decline in revenues and customer loads for the six months ended June 30, 2020, when compared to the same period in the prior year, were driven primarily by weather. We continue to closely monitor loads and have proactively communicated with various commercial and industrial customers in our service territories to understand their needs and forecast the potential financial implications. We have increased our allowance for credit losses and bad debt expense by $0.1 million for the three and six months ended June 30, 2020 after considering the potential economic impact of the COVID-19 pandemic in forward looking projections related to write-off and recovery efforts. We continue to monitor customer loads, accounts receivable arrears balances, disconnects, cash flows and bad debt expense. We are proactively working with customers to establish payment plans and find available payment assistance resources.

We continue to maintain adequate liquidity to operate our business and fund our capital investment program. The Company has no material upcoming debt maturities until August 2032. We have not had any changes to our credit ratings. We also continue to monitor the funding status of our employee benefit plan obligations, which did not materially change during the six months ended June 30, 2020.

We are monitoring supply chains, including lead times for key materials and supplies, availability of resources, and status of large capital projects. To date, there have been limited impacts to supply chains including availability of supplies, materials and lead times. Capital projects are ongoing without material disruption to schedules. Our third party resources continue to support our business plans without disruption. Contingency plans are ongoing due to the impacts of COVID-19, including the potential for rescheduling projects. We currently do not anticipate a significant impact to our capital investment plan for 2020.

We continue to work closely with local health, public safety and government officials to minimize the spread of COVID-19 and its impact to our employees and the service we provide to our customers. Some of the actions the Company has taken include implementing protocols for our field operations personnel to continue to safely and effectively interact with our customers, asking employees to work from home to the extent possible, quarantining employees if they have traveled to an at-risk area, limiting travel to only mission-critical purposes and sequestering essential employees.

As we look forward to the second half of 2020, we anticipate that our operating results could potentially be further affected from COVID-19, as discussed in detail in our Risk Factors.

During these uncertain times, we remain highly focused on the safety and health of our customers, employees, business partners and communities. We continue to monitor load, customers’ ability to pay, the potential for supply chain disruption that may impact our capital and maintenance project plans and the availability of resources to execute our plans.

Company Highlights

South Dakota Electric and Wyoming Electric continued construction of the $79 million, Corriedale project. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial, industrial and governmental agency customers. The project is on schedule and on budget and expected to be in service by year-end 2020.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Variance	2020	2019	Variance
	(in thousands)
Revenue (a)	$62,587	$69,246	$(6,659)	$134,198	$148,287	$(14,089)
Fuel and purchased power (a)	12,614	18,381	(5,767)	28,601	41,114	(12,513)
Gross margin (non-GAAP)	49,973	50,865	(892)	105,597	107,173	(1,576)

Operating expenses	32,246	33,555	(1,309)	66,677	65,221	1,456
Operating income	17,727	17,310	417	38,920	41,952	(3,032)

Interest expense, net	(6,021)	(5,277)	(744)	(11,819)	(10,709)	(1,110)
Other income (expense), net	(543)	291	(834)	(184)	(84)	(100)
Income tax (expense)	(1,536)	(2,176)	640	(3,955)	(5,514)	1,559
Net income	$9,627	$10,148	$(521)	$22,962	$25,645	$(2,683)
____________________
(a) Revenue and purchased power for the three and six months ended June 30, 2020, as well as associated quantities, for certain wholesale contracts have been presented on a net basis, which resulted in a decrease of $5.0 million and $8.6 million, or 183,120 MWh and 318,447 MWh, respectively.  Amounts for the three and six months ended June 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019. Net income was $23 million compared to $26 million for the same period in the prior year primarily due to the following:

Gross margin decreased primarily due to a $1.2 million decline from lower heating demand with warmer weather and $1.1 million of lower off-system power marketing margins partially offset by a $1.2 million mark-to-market gain on wholesale energy contracts. COVID-19 impacts to gross margin included a $0.8 million decrease due to lower commercial volumes partially offset by higher residential usage.

Operating expenses increased primarily due higher depreciation due to a higher asset base driven by prior year and current year capital expenditures. COVID-19 impacts to operations and maintenance expense included $0.7 million of expenses related to the sequestration of essential employees and $0.1 million of additional bad debt expense which were mostly offset by $0.6 million of lower travel, training and outside services related expenses.

Interest expense, net increased primarily due to higher Money pool notes payable and Notes payable to Parent balances partially offset by lower interest rates.

Income Tax (Expense): The effective tax rate was 14.7% compared to 17.7% for the same period in 2019. The lower effective tax rate is primarily due to current year tax flow-through benefits related to repairs.

Operating Statistics

	Electric Revenue by Customer Type
	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Residential	$16,693	$15,570	$36,374	$36,760
Commercial	20,540	22,131	42,766	45,275
Industrial	8,111	8,576	17,197	16,933
Municipal	799	776	1,570	1,557
Total retail revenue	46,143	47,053	97,907	100,525
Wholesale (a)	2,716	6,780	7,098	15,123
Market - off-system sales	2,004	2,393	4,381	7,063
Other revenue	11,724	13,020	24,812	25,576
Total revenue	$62,587	$69,246	$134,198	$148,287
____________________
(a) Revenue for the three and six months ended June 30, 2020 for certain wholesale contracts has been presented on a net basis, which resulted in a decrease of $5.0 million and $8.6 million, respectively.  Amounts for the three and six months ended June 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

	Quantities Sold (MWh) by Customer Type
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Residential	122,223	114,399	275,260	284,335
Commercial	166,711	180,966	352,672	375,760
Industrial	100,761	112,623	219,319	220,819
Municipal	7,263	6,756	14,702	14,329
Total retail quantity sold	396,958	414,744	861,953	895,243
Wholesale (a)	38,483	194,222	120,220	417,242
Market - off-system sales	106,005	113,014	211,749	212,586
Total quantity sold	541,446	721,980	1,193,922	1,525,071
Losses and Company use (b)	29,083	35,660	61,830	77,570
Total energy	570,529	757,640	1,255,752	1,602,641
____________________
(a) MWh sold for the three and six months ended June 30, 2020 for certain wholesale contracts have been presented on a net basis, which resulted in a decrease of 183,120 MWh and 318,447 MWh, respectively.  Amounts for the three and six months ended June 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.
(b) Includes company uses, line losses, and excess exchange production.

Quantities Generated and Purchased (MWh)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Coal-fired	399,005	287,201	779,500	696,867
Natural Gas and Oil	43,561	28,724	136,032	76,427
Total generated	442,566	315,925	915,532	773,294

Purchased (a)	127,963	441,715	340,220	829,347
Total generated and purchased	570,529	757,640	1,255,752	1,602,641
________________
(a) Purchased power quantities for the three and six months ended June 30, 2020 for certain wholesale contracts have been presented on a net basis, which resulted in a decrease of 183,120 MWh and 318,447 MWh, respectively.  Amounts for the three and six months ended June 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

Contracted Power Plant Fleet Availability (a)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Coal-fired plants (b)	97.1%	71.9%	94.4%	85.0%
Other plants (c) (d)	86.1%	79.7%	92.1%	83.5%
Total availability	91.2%	76.0%	93.2%	84.2%
____________________
(a) Total availability is calculated using a weighted average based on capacity of our generating fleet.
(b) 2019 included planned outages at Neil Simpson II and Wygen III and unplanned outages at Wyodak Plant.
(c) 2019 included planned outages at Neil Simpson CT and Lange CT.
(d) 2020 includes planned outages at Ben French CTs #1-4.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating degree days	1,127	10%	1,279	25%	4,238	—%	5,195	23%
Cooling degree days	120	21%	38	(62)%	120	21%	38	(62)%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at June 30, 2020:

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at June 30, 2020.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment (i.e. remote work arrangements) have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations, including financial reporting systems, ICFR, and disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11 of Notes to Financial Statements in Item 8 of our 2019 Annual Report on Form 10-K and Note 8 of our Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS

There are no material changes to the risk factors previously disclosed in Item 1A of Part I in our 2019 Annual Report on Form 10-K filed with the SEC except as shown below:

Our business, results of operations, financial condition and cash flows could be adversely affected by the recent coronavirus (COVID-19) pandemic.

We have responded to the global pandemic of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread.

For the six months ended June 30, 2020, the COVID-19 pandemic had a limited financial impact on our business, operations, financial condition and cash flows. In particular, we experienced:

•Lower commercial volumes partially offset by higher residential usage;
•Increased allowance for credit losses and bad debt expense due to anticipated higher customer accounts receivable arrears balances;
•Minimal cash flow impacts from delayed payments from residential, commercial and industrial customers;
•Minimal disruptions receiving the materials and supplies necessary to maintain operations and continue executing our capital investment plan;
•Reduced availability and productivity of our employees;
•Minimal impacts to the availability of our third-party resources;
•Minimal decline in the funded status of our pension plan;
•Increased costs for personal protection equipment and cleaning supplies;
•Increased costs due to sequestration of mission-critical and essential employees; and
•Reduced training, travel and outside services related expenses.

Should the COVID-19 pandemic continue for a prolonged period or impact the areas we serve more significantly than it has today, our business, operations, financial condition and cash flows could be impacted in more significant ways. In addition to exacerbating the impacts described above, we could experience:

•Adverse impacts on our strategic business plans, growth strategy and capital investment plans;
•Increased adverse impacts to electricity demand from our customers, particularly from commercial and industrial customers;
•Further reduction in the availability and productivity of our employees and third-party resources;
•Increased costs as a result of our emergency measures;
•Increased allowance for credit losses and bad debt expense as a result of delayed or non-payment from our customers, both of which could be magnified by Federal or state government legislation that requires us to extend suspensions of disconnections for non-payment;
•Delays and disruptions in the availability, timely delivery and cost of materials and components used in our operations;
•Disruptions in the commercial operation dates of certain projects impacting qualification criteria for certain tax credits and potential damages in our power purchase agreements;
•Deterioration of the credit quality of our counterparties, including power purchase agreement counterparties, contractors or retail customers, that could result in credit losses;
•Impairment of long-lived assets;
•Adverse impacts on our ability to develop, construct and operate facilities;
•Deterioration in our financial metrics or the business environment that adversely impacts our credit ratings;
•Delay in the permitting process of certain development projects, affecting the timing of final investment decisions and start dates of construction;
•Delays in our ability to change rates through regulatory proceedings; and
•Other risks that impact us, such as the risks described in the “Risk Factors” section of our 2019 Annual Report on Form 10-K and our ability to meet our financial obligations.

To date, we have experienced limited impacts to our results of operations, financial condition, cash flows or business plans. However, the situation remains fluid and it is difficult to predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

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

BLACK HILLS POWER, INC.

/s/ Linden R. Evans
Linden R. Evans, Chairman, President and
Chief Executive Officer

/s/ Richard W. Kinzley
Richard W. Kinzley, Senior Vice President and
Chief Financial Officer

Dated:	August 4, 2020