Form 10-Q
period 2020-09-30
BLACK HILLS POWER INC
filed 2020-11-03
CIK 12400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

As of October 31, 2020, there were issued and outstanding 23,416,396 shares of the Registrant’s common stock, $1.00 par value, all of which were held beneficially and of record by Black Hills Corporation.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2020	2019	2020	2019
	(in thousands)
Revenue	$78,861	$77,022	$213,059	$225,309

Operating expenses:
Fuel and purchased power	20,798	21,805	49,399	62,919
Operations and maintenance	20,607	20,885	60,870	61,570
Depreciation and amortization	11,022	10,328	32,925	30,762
Taxes - property	2,109	2,000	6,620	6,102
Total operating expenses	54,536	55,018	149,814	161,353

Operating income	24,325	22,004	63,245	63,956

Other income (expense):
Interest expense incurred net of amounts capitalized (including amortization of debt issuance costs, premiums and discounts)	(6,265)	(5,645)	(18,206)	(16,641)
Interest income	346	316	469	603
Other income (expense), net	(348)	112	(533)	28
Total other income (expense), net	(6,267)	(5,217)	(18,270)	(16,010)

Income before income taxes	18,058	16,787	44,975	47,946
Income tax (expense)	(1,141)	(3,044)	(5,095)	(8,558)
Net income	16,917	13,743	39,880	39,388

Other comprehensive income (loss), net of tax:
Reclassification of net realized (gains) losses on settled/amortized interest rate swaps (net of tax of $(4), $(3), $(10) and $(10), respectively	13	13	38	38
Reclassification adjustment of benefit plan liability - net gain (loss) (net of tax of $(6), $(3), $(20) and $(10), respectively)	24	12	74	38
Other comprehensive income (loss), net of tax	37	25	112	76

Comprehensive income	$16,954	$13,768	$39,992	$39,464

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS

	As of
(unaudited)	September 30, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets:
Cash	$123	$6
Accounts receivable, net	27,274	25,532
Accounts receivable from affiliates	9,656	7,838
Materials, supplies and fuel	31,147	27,950
Regulatory assets, current	21,968	21,588
Other current assets	4,953	4,949
Total current assets	95,121	87,863

Investments	5,317	5,079

Property, plant and equipment	1,554,159	1,494,670
Less: accumulated depreciation and amortization	(388,024)	(400,054)
Total property, plant and equipment, net	1,166,135	1,094,616

Other assets:
Regulatory assets, non-current	51,017	54,109
Other assets, non-current	18,535	18,690
Total other assets, non-current	69,552	72,799

TOTAL ASSETS	$1,336,125	$1,260,357

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED BALANCE SHEETS
(Continued)

	As of
(unaudited)	September 30, 2020	December 31, 2019
	(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$27,747	$20,654
Accounts payable to affiliates	38,486	32,121
Accrued liabilities	30,946	25,492
Money pool notes payable	70,724	57,585
Notes payable to Parent	65,000	25,000
Regulatory liabilities, current	—	3,162
Total current liabilities	232,903	164,014

Long-term debt	337,426	340,176

Deferred credits and other liabilities:
Deferred income tax liabilities, net	117,333	112,202
Regulatory liabilities, non-current	160,080	163,009
Benefit plan liabilities	12,876	14,636
Other deferred credits and other liabilities	15,612	15,397
Total deferred credits and other liabilities	305,901	305,244

Commitments and contingencies (Notes 5, 6, 8 and 9)

Stockholder’s equity:
Common stock $1 par value; 50,000,000 shares authorized; 23,416,396 shares issued	23,416	23,416
Additional paid-in capital	39,575	39,575
Retained earnings	398,172	389,312
Accumulated other comprehensive loss	(1,268)	(1,380)
Total stockholder’s equity	459,895	450,923

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,336,125	$1,260,357

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Operating activities:
Net income	$39,880	$39,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,925	30,762
Deferred income tax	1,341	951
Employee benefits	973	584
Other adjustments, net	2,308	2,559
Change in operating assets and liabilities:
Accounts receivable and other current assets	(7,376)	4,290
Accounts payable and other current liabilities	5,819	9,370
Regulatory assets - current	637	(2,306)
Regulatory liabilities - current	(2,149)	298
Contributions to defined benefit pension plan	(1,739)	(1,753)
Other operating activities, net	(378)	(667)
Net cash provided by operating activities	72,241	83,476

Investing activities:
Property, plant and equipment additions	(90,224)	(86,395)
Other investing activities	(1,184)	(868)
Net cash (used in) investing activities	(91,408)	(87,263)

Financing activities:
Change in money pool notes payable, net	13,139	(21,320)
Net borrowings of Notes payable to Parent	40,000	25,000
Long-term debt - repayments	(2,855)	—
Dividend to Parent	(31,000)	—
Net cash provided by financing activities	19,284	3,680

Net change in cash	117	(107)

Cash, beginning of period	6	112
Cash, end of period	$123	$5

Supplemental cash flow information:
Cash (paid) during the period for -
Interest (net of amounts capitalized)	$(15,472)	$(14,946)
Non-cash investing and financing activities -
Accrued property, plant and equipment purchases at September 30	$16,513	$8,858

The accompanying Notes to Condensed Financial Statements are an integral part of these Condensed Financial Statements.

BLACK HILLS POWER, INC.
CONDENSED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

(unaudited)	Common Stock
(in thousands, except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2019	23,416,396	$23,416	$39,575	$389,312	$(1,380)	$450,923
Net income	—	—	—	13,335	—	13,335
Other comprehensive income (loss), net of tax	—	—	—	—	37	37
Dividend to Parent	—	—	—	(20,000)	—	(20,000)
Implementation of ASU 2016-13 Financial Instruments — Credit Losses	—	—	—	(19)	—	(19)
March 31, 2020	23,416,396	$23,416	$39,575	$382,628	$(1,343)	$444,276
Net income	—	—	—	9,627	—	9,627
Other comprehensive income (loss), net of tax	—	—	—	—	38	38
June 30, 2020	23,416,396	$23,416	$39,575	$392,255	$(1,305)	$453,941
Net income (loss) available for common stock	—	—	—	16,917	—	16,917
Other comprehensive income (loss), net of tax	—	—	—	—	37	37
Dividend to Parent	—	—	—	(11,000)	—	(11,000)
September 30, 2020	23,416,396	$23,416	$39,575	$398,172	$(1,268)	$459,895

	Common Stock
(in thousands except share amounts)	Shares	Value	Additional Paid in Capital	Retained Earnings	AOCI	Total
December 31, 2018	23,416,396	$23,416	$39,575	$342,145	$(891)	$404,245
Net income	—	—	—	15,497	—	15,497
Other comprehensive income (loss), net of tax	—	—	—	—	12	12
Cumulative effect of ASC 842 implementation	—	—	—	(7)	—	(7)
Other adjustments	—	—	—	1	—	1
March 31, 2019	23,416,396	$23,416	$39,575	$357,636	$(879)	$419,748
Net income	—	—	—	10,148	—	10,148
Other comprehensive income (loss), net of tax	—	—	—	—	39	39
Other adjustments	—	—	—	1	—	1
June 30, 2019	23,416,396	$23,416	$39,575	$367,785	$(840)	$429,936
Net income	—	—	—	13,743	—	13,743
Other comprehensive income (loss), net of tax	—	—	—	—	25	25
September 30, 2019	23,416,396	$23,416	$39,575	$381,528	$(815)	$443,704

BLACK HILLS POWER, INC.

Notes to Condensed Financial Statements
(unaudited)
(Reference is made to Notes to Financial Statements
included in our 2019 Annual Report on Form 10-K)

(1)    Management’s Statement

The unaudited Condensed Financial Statements included herein have been prepared by Black Hills Power, Inc. (“South Dakota Electric,” the “Company,” “we,” “us” or “our”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, we believe that the footnotes adequately disclose the information presented. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto, included in our 2019 Annual Report on Form 10-K filed with the SEC.

The information furnished in the accompanying Condensed Financial Statements reflects certain estimates required and all adjustments, including accruals, which are, in the opinion of management, necessary for a fair presentation of the September 30, 2020, December 31, 2019 and September 30, 2019 financial information and are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2020 and September 30, 2019, and our financial condition as of September 30, 2020 and December 31, 2019 are not necessarily indicative of the results of operations and financial condition to be expected as of or for any other period.

COVID-19 Pandemic

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the outbreak a national emergency.  The U.S. government has deemed electric utilities to be a critical infrastructure sector that provides essential services during this emergency.  As a provider of essential services, the Company has an obligation to provide services to our customers.  The Company remains focused on protecting the health of our employees and the communities in which we operate while assuring the continuity of our business operations.

The Company’s Condensed Financial Statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Financial Statements and reported amounts of revenue and expenses during the reporting periods presented.  The Company considered the impacts of COVID-19 on the assumptions and estimates used and determined that for the three and nine months ended September 30, 2020, there were no material adverse impacts on the Company’s results of operations.

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

(2)    Revenue

Our revenue contracts generally provide for performance obligations that: are fulfilled and transfer control to customers over time; represent a series of distinct services that are substantially the same; involve the same pattern of transfer to the customer; and provide a right to consideration from our customers in an amount that corresponds directly with the value to the customer for the performance completed to date. Therefore, we recognize revenue in the amount to which we have a right to invoice. The following tables depict the disaggregation of revenue from contracts with customers by customer type and timing of revenue recognition for the three and nine months ended September 30, 2020 and 2019. Sales tax and other similar taxes are excluded from revenues.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(in thousands)
Customer types:
Retail	$53,314	$51,056	$151,250	$150,941
Wholesale	3,383	7,918	10,481	23,041
Market - off-system sales	7,740	5,122	12,121	12,185
Transmission/Other	14,236	12,798	38,835	38,712
Revenue from contracts with customers	78,673	76,894	212,687	224,879
Other revenues	188	128	372	430
Total revenues	$78,861	$77,022	$213,059	$225,309

Timing of revenue recognition:
Services transferred over time	$78,673	$76,894	$212,687	$224,879
Revenue from contracts with customers	$78,673	$76,894	$212,687	$224,879

Contract Balances

The nature of our primary revenue contracts provides an unconditional right to consideration upon service delivery; therefore, no customer contract assets or liabilities exist. The unconditional right to consideration is represented by the balance in our Accounts Receivable and is further discussed in Note 3.

(3)    Accounts Receivable

Following is a summary of Accounts receivable, net included in the accompanying Condensed Balance Sheets (in thousands) as of:

	September 30, 2020	December 31, 2019
Accounts receivable, trade	$17,566	$14,778
Unbilled revenues	10,137	10,914
Less allowance for credit losses	(429)	(160)
Accounts receivable, net	$27,274	$25,532

Due to the COVID-19 pandemic, we experienced an increase in our accounts receivable arrears balances. As a result, we increased our allowance for credit losses and bad debt expense for the nine months ended September 30, 2020 by $0.2 million.

The ongoing credit evaluation of our customers during the COVID-19 pandemic is further discussed in the Credit Risk section of Note 7.

(4)    Regulatory Matters

We had the following regulatory assets and liabilities (in thousands) as of:

	September 30, 2020	December 31, 2019
Regulatory assets:
Loss on reacquired debt (a)	$786	$989
Deferred taxes on AFUDC (b)	4,769	4,927
Employee benefit plans and related deferred taxes (c)	20,736	20,661
Deferred energy and fuel cost adjustments (b)	22,432	23,203
Deferred taxes on flow through accounting (c)	11,230	9,801
Decommissioning costs (a)	4,880	6,211
Vegetation management (a)	6,335	8,062
Other regulatory assets (a)	1,817	1,843
Total regulatory assets	$72,985	$75,697
Less current regulatory assets	(21,968)	(21,588)
Regulatory assets, non-current	$51,017	$54,109

Regulatory liabilities:
Cost of removal (a)	$56,558	$57,318
Employee benefit plan costs and related deferred taxes (c)	6,986	7,023
Excess deferred income taxes (c)	95,770	98,228
Other regulatory liabilities (c)	766	3,602
Total regulatory liabilities	$160,080	$166,171
Less current regulatory liabilities	—	(3,162)
Regulatory liabilities, non-current	$160,080	$163,009
____________________
(a)    We are allowed a recovery of costs, but we are not allowed a rate of return.
(b)    In addition to recovery of costs, we are allowed a rate of return.
(c)    In addition to recovery or repayment of costs, we are allowed a return on a portion of this amount or a reduction in rate base.

Regulatory Activity

There have been no significant changes to our Regulatory Matters from those previously disclosed in Note 7 of the Notes to the Financial Statements in our 2019 Annual Report on Form 10-K except as described below.

TCJA

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%. As such, the Company remeasured the deferred income taxes at the 21% federal tax rate as of December 31, 2017. In 2018, the Company successfully delivered the benefits from the TCJA to most of its utility customers.

In 2020, regulatory proceedings resolved the last of the Company’s open dockets seeking approval of its TCJA plans. As a result, the Company relieved certain TCJA-related liabilities, which resulted in an increase to net income for the three and nine months ended September 30, 2020 of $3.5 million and $4.0 million, respectively.

(5)    Related-Party Transactions

Dividend to Parent

For the nine months ended September 30, 2020, we paid a $31 million dividend to BHC. We did not pay any dividends for the nine months ended September 30, 2019.

Receivables and Payables

We have accounts receivable and accounts payable balances related to transactions with other BHC subsidiaries. The balances were as follows (in thousands) as of:

	September 30, 2020	December 31, 2019
Accounts receivable from affiliates	$9,656	$7,838
Accounts payable to affiliates	$38,486	$32,121

Money Pool Notes Payable

We participate in the Utility Money Pool Agreement (the Agreement). Under the Agreement, we may borrow from the pool; however the Agreement restricts the pool from loaning funds to BHC or to any of BHC’s non-utility subsidiaries. The Agreement does not restrict us from paying dividends to BHC. Borrowings under the Agreement bear interest at the weighted average daily cost of our Parent’s external borrowings as defined under the Agreement or, if there are no external funds outstanding on that date, then the rate will be the daily one-month LIBOR plus 1.0%. At September 30, 2020, the cost of borrowing under the Utility Money Pool was 0.36%.

We had the following balances with the Utility Money Pool (in thousands) as of:

	September 30, 2020	December 31, 2019
Money pool notes payable	$70,724	$57,585

Our net interest income (expense) relating to balances with the Utility Money Pool was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest (expense)	$(77)	$(111)	$(565)	$(582)

Notes payable to Parent

On June 17, 2020, we entered into a $65 million, 3.91% short-term promissory note with BHC. This note is eligible for annual renewal at December 31, 2020. The current note replaces the prior $65 million and $45 million short-term promissory notes entered into on June 1, 2020 and March 1, 2020, respectively. We had the following balances for our Notes payable to Parent (in thousands) as of:

	September 30, 2020	December 31, 2019
Notes payable to Parent	$65,000	$25,000

Our Net interest income (expense) relating to balances of the Notes Payable to Parent was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest (expense)	$(635)	$(281)	$(1,486)	$(372)

Other Related Party Activity

Other related party activity was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Energy sold to Wyoming Electric	$190	$326	$719	$1,240
Rent from electric properties	$989	$896	$2,967	$2,687
Horizon Point shared facility revenue	$2,840	$3,007	$8,520	$9,020

Fuel and purchased power:
Purchases from WRDC mine	$4,701	$4,368	$13,350	$12,241
Purchase of excess energy from Wyoming Electric	$642	$239	$928	$412
Purchase of renewable wind energy from Wyoming Electric - Happy Jack	$377	$316	$1,585	$1,193
Purchase of renewable wind energy from Wyoming Electric - Silver Sage	$694	$607	$2,890	$2,201
Gas transportation service agreement with Wyoming Electric for firm and interruptible gas transportation	$82	$76	$246	$227

Operations and maintenance:
Corporate support services and fees from BHSC	$10,617	$9,291	$30,858	$28,933
Wygen III ground lease with WRDC	$251	$247	$753	$740

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

We evaluated the effect of this change in accounting method and deemed it immaterial to the historical and current financial statements and therefore did not account for the change retrospectively. Accordingly, the Company calculated the cumulative difference using a calculated value versus fair value to determine market-related value for liability-hedging assets of the portfolio. The cumulative effect of this change, as of January 1, 2020, resulted in a $0.1 million decrease to prior service costs, as recorded in Other income (expense), net within the accompanying Condensed Statements of Comprehensive Income for the nine months ended September 30, 2020.

Defined Benefit Pension Plan

The components of net periodic benefit cost for the Defined Benefit Pension Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$92	$91	$276	$274
Interest cost	463	603	1,389	1,808
Expected return on plan assets	(782)	(851)	(2,344)	(2,554)
Prior service cost	—	3	—	8
Net loss	511	305	1,532	915
Net periodic benefit cost	$284	$151	$853	$451

Defined Benefit Postretirement Healthcare Plan

The components of net periodic benefit cost for the Defined Benefit Postretirement Healthcare Plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$40	$38	$118	$112
Interest cost	32	46	97	139
Prior service (benefit)	(84)	(84)	(252)	(252)
Net periodic benefit cost	$(12)	$—	$(37)	$(1)

Supplemental Non-qualified Defined Benefit Plans

The components of net periodic benefit cost for the Supplemental Non-qualified Defined Benefit Plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$21	$29	$63	$86
Net loss	31	15	94	48
Net periodic benefit cost	$52	$44	$157	$134

Contributions

Contributions to the Defined Benefit Pension Plan are cash contributions made directly to the Pension Plan Trust account. Contributions to the Postretirement Healthcare and Supplemental Plans are made in the form of benefit payments. Contributions made in the first nine months of 2020 and anticipated contributions for 2020 and 2021 are as follows (in thousands):

	Contributions	Remaining Anticipated Contributions for	Anticipated Contributions for
	Nine Months Ended September 30, 2020	2020	2021
Defined Benefit Pension Plan	$1,739	$—	$1,723
Defined Benefit Postretirement Healthcare Plan	$440	$147	$624
Supplemental Non-qualified Defined Benefit Plans	$241	$80	$317

(7)    Derivatives and Fair Values

Market and Credit Risk Disclosures

Our activities in the regulated energy sector expose us to a number of risks in the normal operations of our businesses. Depending on the activity, we are exposed to varying degrees of market risk and credit risk.

Market Risk

Market risk is the potential loss that may occur as a result of an adverse change in market price, rate or supply. We are exposed to the following market risks, including, but not limited to:

•Commodity price risk associated with our purchased power costs which include market fluctuations due to unpredictable factors such as weather, market speculation, transmission constraints, and other factors that may impact electric power supply and demand; and

•Interest rate risk associated with future debt, including reduced access to liquidity during periods of extreme capital markets volatility, such as the 2008 financial crisis and the COVID-19 pandemic.

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

We continue to monitor COVID-19 impacts and changes to customer load, consistency in customer payments, requests for deferred or discounted payments, and requests for changes to credit limits to quantify estimated future financial impacts to the allowance for credit losses. During the three and nine months ended September 30, 2020, the potential economic impact of the COVID-19 pandemic was considered in forward looking projections related to write-off and recovery rates, and resulted in increases to the allowance for credit losses and bad debt expense of $0.1 million and $0.2 million, respectively. See Note 3 for further information.

Derivatives

We have wholesale power purchase and sale contracts used to manage purchased power costs and customer load requirements associated with serving our electric customers that are considered derivative instruments due to not qualifying for the normal purchase and normal sales exception to derivative accounting. Changes in the fair value of these commodity derivatives are recorded in Fuel and purchased power.

The contract or notional amounts and terms of the derivative commodity instruments held at our utility are composed of both long and short positions. We were in a net long position as of:

	September 30, 2020		December 31, 2019
	MWh	Maximum Term (months)	MWh	Maximum Term (months)
Wholesale power contracts (a)	55,225	3	—	0
__________
(a)    Volumes exclude contracts that qualify for the normal purchases and normal sales exception.

From time to time we utilize risk management contracts including interest rate swaps to fix the interest on variable rate debt or to lock in the Treasury yield component associated with anticipated issuance of senior notes.  For swaps that settled in connection with the issuance of senior debt, the loss is deferred as a component in AOCI and recognized as interest expense over the life of the senior note. As of September 30, 2020, we had no outstanding interest rate swap agreements.

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

The following table presents the fair value and balance sheet classification of our derivative instruments (in thousands) as of:

	Balance Sheet Location	September 30, 2020	December 31, 2019

Derivatives not designated as hedges:
Liability derivative instruments:
Current commodity derivatives	Accrued liabilities	$228	$—
Total derivatives not designated as hedges		$228	$—

Derivatives Designated as Hedges

The impacts of cash flow hedges on our Condensed Statements of Comprehensive Income are presented below for the three and nine months ended September 30, 2020 and 2019. Derivatives designated as cash flow hedges relate to a treasury lock entered into in August 2002 to hedge $50 million of our First Mortgage Bonds due on August 15, 2032. The treasury lock cash settled on August 8, 2002, the bond pricing date, and resulted in a $1.8 million loss. The treasury lock is treated as a cash flow hedge and the resulting loss is carried in Accumulated other comprehensive loss and is being amortized over the life of the related bonds.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships	Income Statement Location	Amount of Gain/(Loss) Reclassified from AOCI into Income
		(in thousands)		(in thousands)
Interest rate swaps	Interest expense	$(16)	$(16)	$(48)	$(48)
Total		$(16)	$(16)	$(48)	$(48)

Derivatives Not Designated as Hedges

The following table summarizes the impacts of derivative instruments not designated as hedge instruments on our Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019. Note that this presentation does not reflect gains or losses arising from the underlying physical transactions; therefore, it is not indicative of the economic profit or loss we realized when the underlying physical and financial transactions were settled.

		Three Months Ended September 30,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives	Fuel and purchased power	$(1,386)	$—
Commodity derivatives	Other income (expense), net	—	142
		$(1,386)	$142

		Nine Months Ended September 30,
		2020	2019
Derivatives Not Designated as Hedging Instruments	Income Statement Location	Amount of Gain/(Loss) on Derivatives Recognized in Income
		(in thousands)
Commodity derivatives	Fuel and purchased power	$(228)	$—
Commodity derivatives	Other income (expense), net	—	142
		$(228)	$142

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

Transfers into Level 3, if any, occur when significant inputs used to value the derivative instruments become less observable, such as a significant decrease in the frequency and volume in which the instrument is traded, negatively impacting the availability of observable pricing inputs. Transfers out of Level 3, if any, occur when the significant inputs become more observable, such as when the time between the valuation date and the delivery date of a transaction becomes shorter, positively impacting the availability of observable pricing inputs. We currently do not have any Level 3 financial instruments.

Recurring Fair Value Measurements

Derivatives

Our commodity contracts are valued using the market approach and include wholesale power contracts that do not meet the normal purchases and normal sales exception. For these derivative instruments, the fair value is obtained by utilizing a nationally recognized service that obtains observable inputs to compute the fair value.

	As of September 30, 2020
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
	(in thousands)
Liabilities:
Commodity derivatives	$—	$228	$—	$—	228

As of December 31, 2019
	Level 1	Level 2	Level 3	Cash Collateral and Counterparty Netting	Total
(in thousands)
Liabilities:
Commodity derivatives	$—	$—	$—	$—	$—

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

Other fair value measures

Financial instruments for which the carrying amount did not equal the fair value were as follows (in thousands) as of:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities (a)	$337,426	$497,565	$340,176	$458,286
_________________
(a)    Long-term debt is valued based on observable inputs available either directly or indirectly for similar liabilities in active markets and therefore is classified in Level 2 in the fair value hierarchy. Carrying amount of long-term debt is net of deferred financing costs.

(8)    Commitments and Contingencies

There have been no significant changes to commitments and contingencies from those previously disclosed in Note 11 of our Notes to the Financial Statements in our 2019 Annual Report on Form 10-K except as described below.

Power Purchase Agreement

On September 11, 2020, South Dakota Electric entered into a PPA with Fall River Solar, LLC to purchase up to 80 MW of renewable energy upon construction completion of a new solar facility which is expected by the end of 2022. This agreement will expire 20 years after construction completion.

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

For the three and nine months ended September 30, 2020, we experienced limited impacts to our financial results and operational activities due to COVID-19. The estimated year-to-date decrease to gross margin attributable to COVID-19 is driven primarily by lower commercial volumes partially off-set by increased residential usage. Increased operations and maintenance expenses due to sequestration of mission-critical and essential employees and increased bad debt expense were mostly offset by decreased training, travel and outside services related expenses.
We continue to closely monitor loads and have proactively communicated with various commercial and industrial customers in our service territories to understand their needs and forecast the potential financial implications. We have increased our allowance for credit losses and bad debt expense by $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, after considering the potential economic impact of the COVID-19 pandemic in forward looking projections related to write-off and recovery efforts. We continue to monitor customer loads, accounts receivable arrears balances, disconnects, cash flows and bad debt expense. We are proactively working with customers to establish payment plans and find available payment assistance resources.

We continue to maintain adequate liquidity to operate our business and fund our capital investment program. The Company has no material upcoming debt maturities until August 2032. We have not had any changes to our credit ratings. We also continue to monitor the funding status of our employee benefit plan obligations, which did not materially change during the nine months ended September 30, 2020.

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

We continue to work closely with local health, public safety and government officials to minimize the spread of COVID-19 and its impact to our employees and the services we provide to our customers. Some of the actions the Company had taken earlier in the year include implementing protocols for our field operations personnel to continue to safely and effectively interact with our customers, asking employees to work from home, requiring employees to complete daily health assessments, covering COVID-19 testing at 100% for our active employee medical plans, limiting travel to only mission-critical purposes and sequestering essential employees.

During the third quarter of 2020, we suspended sequestration of essential employees but continue to monitor the impacts of COVID-19 in our service territories to ensure we provide essential services to our customers. Additionally, we implemented our Ready2Return program, which includes a phased return of our employees to our work facilities while keeping our workforce healthy, safe and informed. Our Ready2Return program also focuses on enhancing our facility readiness to improve ventilation, ensure social distancing and establish cleaning services to prevent the spread of infection.

As we look forward to the fourth quarter of 2020 and beyond, we anticipate that our operating results could be further affected from COVID-19, as discussed in detail in our Risk Factors.

During these uncertain times, we remain highly focused on the safety and health of our customers, employees, business partners and communities. We continue to monitor load, customers’ ability to pay, the potential for supply chain disruption that may impact our capital and maintenance project plans and the availability of resources to execute our plans.

Company Highlights

South Dakota Electric and Wyoming Electric continued construction of the $79 million, Corriedale project. The wind project will be jointly owned by the two electric utilities to deliver renewable energy for large commercial, industrial and governmental agency customers. The project is expected to be fully in service in the fourth quarter of 2020.

On August 20, 2020, Fitch affirmed our credit rating at A.

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

The following tables provide certain financial information and operating statistics:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Variance	2020	2019	Variance
	(in thousands)
Revenue (a)	$78,861	$77,022	$1,839	$213,059	$225,309	$(12,250)
Fuel and purchased power (a)	20,798	21,805	(1,007)	49,399	62,919	(13,520)
Gross margin (non-GAAP)	58,063	55,217	2,846	163,660	162,390	1,270

Operating expenses	33,738	33,213	525	100,415	98,434	1,981
Operating income	24,325	22,004	2,321	63,245	63,956	(711)

Interest expense, net	(5,919)	(5,329)	(590)	(17,737)	(16,038)	(1,699)
Other income (expense), net	(348)	112	(460)	(533)	28	(561)
Income tax (expense)	(1,141)	(3,044)	1,903	(5,095)	(8,558)	3,463
Net income	$16,917	$13,743	$3,174	$39,880	$39,388	$492
____________________
(a)    Revenue and purchased power for the three and nine months ended September 30, 2020, as well as associated quantities, for certain wholesale contracts have been presented on a net basis, which resulted in a decrease of $5.0 million and $13.6 million, or 175,247 MWh and 493,694 MWh, respectively.  Amounts for the three and nine months ended September 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019. Net income was $40 million compared to $39 million for the same period in the prior year primarily due to the following:

Gross margin increased primarily due to the $2.3 million release of TCJA revenue reserves as part of resolving the last of the Company’s open dockets seeking approval of its TCJA plans. COVID-19 impacts to gross margin included a $1.3 million decrease primarily due to lower commercial volumes partially offset by higher residential usage.

Operating expenses increased primarily due to $2.7 million of higher depreciation and property taxes due to a higher asset base driven by prior year and current year capital expenditures. COVID-19 impacts to operations and maintenance expense included $0.9 million of expenses related to the sequestration of essential employees and $0.2 million of additional bad debt expense mostly offset by $1.0 million of lower travel, training and outside services related expenses.

Interest expense, net increased primarily due to higher Notes payable to Parent balances partially offset by lower interest rates.

Income Tax (Expense): The effective tax rate was 11.3% compared to 17.8% for the same period in 2019. The lower effective tax rate is primarily due to increased tax benefits from forecasted federal production tax credits associated with the Corriedale project and reversal of accrued excess deferred income taxes as part of resolving the last of the Company’s open dockets seeking approval of its TCJA plans.

Operating Statistics

	Electric Revenue by Customer Type
	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Residential	$18,834	$17,215	$55,208	$53,975
Commercial	23,855	24,430	66,621	69,705
Industrial	8,419	8,853	25,616	25,786
Municipal	960	896	2,530	2,453
Total retail revenue	52,068	51,394	149,975	151,919
Wholesale (a)	3,383	7,917	10,481	23,040
Market - off-system sales	7,740	5,122	12,121	12,185
Other revenue	15,670	12,589	40,482	38,165
Total revenue	$78,861	$77,022	$213,059	$225,309
____________________
(a)    Revenue for the three and nine months ended September 30, 2020 for certain wholesale contracts has been presented on a net basis, which resulted in a decrease of $5.0 million and $13.6 million, respectively.  Amounts for the three and nine months ended September 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

	Quantities Sold (MWh) by Customer Type
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Residential	140,154	124,656	415,414	408,991
Commercial	202,132	203,761	554,804	579,521
Industrial	119,486	118,792	338,805	339,611
Municipal	9,443	8,399	24,145	22,728
Total retail quantity sold	471,215	455,608	1,333,168	1,350,851
Wholesale (a)	43,564	211,968	163,784	629,210
Market - off-system sales	131,663	129,433	343,412	342,019
Total quantity sold	646,442	797,009	1,840,364	2,322,080
Losses and Company use (b)	52,708	38,716	114,538	116,286
Total energy	699,150	835,725	1,954,902	2,438,366
____________________
(a)    MWh sold for the three and nine months ended September 30, 2020 for certain wholesale contracts have been presented on a net basis, which resulted in a decrease of 175,247 MWh and 493,694 MWh, respectively.  Amounts for the three and nine months ended September 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.
(b)    Includes company uses, line losses, and excess exchange production.

Quantities Generated and Purchased (MWh)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Coal-fired	399,776	389,565	1,179,276	1,086,432
Natural Gas and Oil	119,045	99,477	255,077	175,904
Total generated	518,821	489,042	1,434,353	1,262,336

Purchased (a)	180,329	346,683	520,549	1,176,030
Total generated and purchased	699,150	835,725	1,954,902	2,438,366
________________
(a)    Purchased power quantities for the three and nine months ended September 30, 2020 for certain wholesale contracts have been presented on a net basis, which resulted in a decrease of 175,247 MWh and 493,694 MWh, respectively.  Amounts for the three and nine months ended September 30, 2019, were presented on a gross basis and, due to their immaterial nature, were not revised.  This presentation change has no impact on Gross margin.

Contracted Power Plant Fleet Availability (a)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Coal-fired plants (b)	97.3%	94.9%	95.4%	88.3%
Other plants (c)	93.2%	81.8%	92.5%	83.0%
Total availability	95.1%	88.0%	93.8%	85.5%
____________________
(a)    Total availability is calculated using a weighted average based on capacity of our generating fleet.
(b)    2019 included planned outages at Neil Simpson II and Wygen III and unplanned outages at Wyodak Plant.
(c)    2019 included planned outages at Neil Simpson CT and Lange CT.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal	Actual	Variance from Normal
Heating degree days	202	(10)%	175	(22)%	4,440	—%	5,370	20%
Cooling degree days	561	5%	366	(31)%	681	8%	404	(36)%

Credit Ratings

Credit ratings impact our ability to obtain short and long-term financing, the cost of such financing, and vendor payment terms including collateral requirements. The following table represents our secured credit rating from each agency’s review which was in effect at September 30, 2020:

Rating Agency	Senior Secured Rating
S&P (a)	A
Moody’s (b)	A1
Fitch (c)	A
__________
(a)    On April 16, 2020, S&P affirmed A rating.
(b)    On December 20, 2019, Moody’s affirmed A1 rating.
(c)    On August 20, 2020, Fitch affirmed A rating.

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

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at September 30, 2020.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Although we have altered some work routines due to the COVID-19 pandemic, the changes in our work environment (i.e. remote work arrangements) have not materially impacted our internal controls over financial reporting and have not adversely affected the Company’s ability to maintain operations, including financial reporting systems, ICFR, and disclosure controls and procedures.

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

For the nine months ended September 30, 2020, the COVID-19 pandemic had a limited financial impact on our business, operations, financial condition and cash flows. In particular, we experienced:

•Lower commercial volumes partially offset by higher residential usage;
•Increased costs due to sequestration of mission-critical and essential employees;
•Increased allowance for credit losses and bad debt expense due to anticipated customer non-payment as a result of suspended disconnections;
•Increased costs for personal protection equipment and cleaning supplies;
•Limited cash flow impacts from delayed payments from residential, commercial and industrial customers;
•Minimal disruptions receiving the materials and supplies necessary to maintain operations and continue executing our capital investment plan;
•Reduced availability of our employees;
•Minimal impacts to the availability of our third-party resources;
•Minimal decline in the funded status of our pension plan; and
•Reduced training, travel, employee and outside services expenses.

Should the COVID-19 pandemic continue for a prolonged period or impact the areas we serve more significantly than it has to date, our business, operations, financial condition and cash flows could be impacted in more significant ways. In addition to exacerbating the impacts described above, we could experience:

•Adverse impacts on our strategic business plans, growth strategy and capital investment plans;
•Increased adverse impacts to electricity demand from our customers, particularly from commercial and industrial customers;
•Further reduction in the availability of our employees and third-party resources;
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
•Disruptions in the commercial operation dates of certain projects impacting qualification criteria for certain tax credits and triggering potential damages under our power purchase agreements;
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

BLACK HILLS POWER, INC.

/s/ Linden R. Evans
Linden R. Evans, Chairman, President and
Chief Executive Officer

/s/ Richard W. Kinzley
Richard W. Kinzley, Senior Vice President and
Chief Financial Officer

Dated:	November 3, 2020